Form 10-K
period 1999-12-31
Z TEL TECHNOLOGIES INC
filed 2000-03-28
CIK 1096509

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------
                                    FORM 10-K

(MARK ONE)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM  ___________ TO ___________

         COMMISSION FILE NUMBER: 000-28467

                            Z-TEL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               DELAWARE                              59-3501119
       ------------------------------            ----------------------
      (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)            IDENTIFICATION NUMBER)


                  601 SOUTH HARBOUR ISLAND BOULEVARD, SUITE 220
                              TAMPA, FLORIDA 33602
                                 (813) 273-6261
        -----------------------------------------------------------------
               (Address, including zip code, and telephone number
        including area code, of Registrant's principal executive offices)


         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10 K. [ ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on March 23, 2000 (assuming solely for these purposes that all directors, executive officers and 10% or greater stockholders are affiliates), based on the closing price of the Common Stock on the Nasdaq National Market as of such date, was approximately $777,720,354.

         The number of shares of the Registrant's Common Stock outstanding as of March 23, 2000 was approximately 32,006,661.

================================================================================

                                TABLE OF CONTENTS

PART I.
Item 1.     Business                                                         3
Item 2.     Properties                                                      23
Item 3.     Legal Proceedings                                               23
Item 4.     Submission of Matters to a Vote of Security Holders             23

PART II.
Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters                                             25
Item 6.     Selected Consolidated Financial Data                            27
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       29

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk      44
Item 8.     Financial Statements and Supplementary Data                     45
Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                             64

PART III.
Item 10.    Directors and Executive Officers of the Registrant              65
Item 11.    Executive Compensation                                          69
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management                                                      73
Item 13.    Certain Relationships and Related Transactions                  76

PART IV.
Item 14.    Exhibits, Financial Statement Schedule, and Reports on Form
            8-K                                                             78

Signatures

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Z-Tel Technologies, Inc. was incorporated under the laws of Delaware in 1998. We are a provider of advanced, integrated communications services primarily to residential customers. We offer local and long distance telephone services in combination with enhanced communications features accessible through the telephone or the Internet. Through our uniquely designed web interface, our subscribers are able to manage their communications through the power of the Internet and the visual, "point and click" functionality of the personal computer. Our services are designed to make communications easier and more efficient.

         Our business strategy takes advantage of recent statutory and regulatory changes that enable us to gain access to the individual components of the traditional local telephone service provider's (incumbent local exchange carrier or ILEC) networks, referred to as the unbundled network element platform. The Federal Communications Commission (the FCC) has recently mandated that the incumbent local exchange carriers provide competing local telephone companies such as us with the unbundled network element platform components at prices based on a forward-looking, long-run incremental cost methodology. Access to these components, in combination with our proprietary technology and advanced communications network, enables us to provide cost-effective local and long distance telephone services with enhanced features.

         We currently offer our Z-Line Home Edition(TM) service in areas of New York and, on an initial marketing basis, in areas of Massachusetts served by Bell Atlantic Corporation (Bell Atlantic), and in areas of Texas served by Southwestern Bell Telephone Company (Southwestern Bell). Within these markets, we believe that we are one of few competitive local exchange carriers specifically targeting the needs of residential customers. It is our intent to expand service into additional areas as they become available. In particular, we intend to begin initial marketing of Z-Line Home Edition in Pennsylvania in the second quarter of 2000.

         We currently offer three services to individual customers, Z-Line Home Edition, Z-Line Anywhere(TM) and Z-Line Messenger(TM), each centered around Your Personal Communications Center(TM) (the PCC). The PCC includes multiple features that combine the convenience of the telephone with the power of the Internet. Accessible by telephone or the Internet, located at www.myzline.com or www.z-tel.com, the PCC enables our customers to direct, retrieve, deliver, compile and otherwise manage their voice communications. One of the features offered through the PCC is the Z-Line Community(TM) feature, which allows us to provide group messaging features to individual consumers as well as sponsored communities such as colleges, civic organizations and businesses. We intend to begin offering soon an additional service to individual customers, Z-Line Long Distance(TM).

ACQUISITION OF TOUCH 1 COMMUNICATIONS, INC.

     On January 24, 2000, we reached an agreement in principle with Touch 1 Communications, Inc. (Touch 1) for the acquisition of Touch 1, a transaction which will bring together our bundled consumer telecommunications services with Touch 1's extensive telemarketing, customer service and provisioning infrastructure. Touch 1 is a leading consumer telecommunications company with approximately 400,000 customers in 48 states. Touch 1 produced revenues for 1999 of approximately $65 million. The transaction, which is subject to, among other things, the signing of a definitive agreement, other regulatory approvals, and customary closing conditions, is expected to close before the end of May 2000.

INDUSTRY BACKGROUND

         The Telecommunications Act of 1996 (the Telecommunications Act) was passed principally to foster competition in the telecommunications markets. The Telecommunications Act imposes a variety of duties upon the incumbent local exchange carriers, including the duty to provide other communications companies with access to their network elements on an unbundled basis at any feasible point. Such access must be at rates and on terms and conditions that are just, reasonable and nondiscriminatory. A network element is a facility or piece of equipment of the local telephone company's network or the features, functions or capabilities such facility or equipment provides. The Telecommunications Act also establishes procedures under which the Regional Bell Operating Companies (Bell operating companies) will be allowed to handle long distance calls originating from within their telephone service area and terminating outside their area. The Bell operating companies were divested by AT&T in 1984 pursuant to court order under which they were prohibited from providing "in-region" long distance telephone service. With the passage of the Telecommunications Act, a Bell operating company can provide such in-region service if it complies with a 14-point regulatory checklist, including offering interconnection to other communications companies and providing access to its unbundled network elements on terms approved by a state public service commission.

         On September 10, 1999, in an effort to comply with the 14-point regulatory checklist in order to be able to offer "in-region" long distance telephone service, Bell Atlantic filed a tariff which establishes favorable rates, terms and conditions under which competitors may purchase unbundled network elements in New York. In its New York tariff, Bell Atlantic committed to provide unbundled network elements, both individually and on a combined basis, for provision of residential telephone service and small business telephone service, with the exclusion of business service from end offices with two or more competitive local telephone service providers (CLECs) collocated in that end office.

         On November 5, 1999, the FCC released an order establishing the list of unbundled network elements that incumbent local exchange carriers nationwide must provide. Taken together, these unbundled network elements comprise the most important facilities, features, functions and capabilities of an incumbent local exchange carrier's network. Under the FCC's order, the incumbent local exchange carriers must allow competing local telephone companies such as us to use the unbundled network elements, in an individual or combined fashion, to provide basic local telephone service and must price the elements using a forward-looking, long-run incremental cost methodology. We expect both individual network components and components in combined component service packages to be available at attractive prices nationwide as state regulatory authorities and incumbent local exchange carriers conform to the recent FCC mandates. Pricing and implementation rules for unbundled network elements in combined service packages or platform offerings that are at least acceptable for market entry have been adopted in New York, Pennsylvania, Texas and Massachusetts. The prices for the use of individual network components and combined component service packages will nevertheless vary from state to state, as will an individual state's oversight of unbundled network element platform implementation and operation.

BUSINESS OVERVIEW

         By integrating the simplicity of standard telephone service with the robust features that our Internet applications deliver, we have created an environment for managing communications that is accessible by the telephone or personal computer. That environment includes the following elements:

         COST-EFFECTIVE BUNDLED LOCAL AND LONG DISTANCE TELEPHONE SERVICE. We provide a cost-effective bundled package of local and long distance telephone services, which includes all the enhanced features of the PCC as well as enhanced telephone services such as call waiting and caller identification, in markets that have favorable regulatory environments to residential customers in those markets. We lease facilities of the existing incumbent local exchange carrier at a forward-looking, long-term incremental cost basis, which enables us to avoid the need to invest significant capital into switching equipment at the incumbent local exchange carrier's central office. As a result, we are able to provide a competitively priced, bundled package that includes local and long distance telephone services and enhanced services.

         SEAMLESS INTEGRATION OF PERSONAL ORGANIZATIONAL TOOLS. The PCC has been designed to allow users to download their personal directories from a variety of software packages, including Microsoft Outlook. In addition, other personal contact managers, such as Palm Pilot, can be downloaded into Outlook and then downloaded into the PCC. Once this information has been downloaded, customers can use their database of contacts to create easily sub-directories for special group messaging. By utilizing the PCC, customers can, with the click of a mouse, initiate calls or forward messages to contacts that have been stored in their personal directories. We believe the ability to manage personal directories on our network creates a more loyal customer over time because of the difficulty of transferring personal directories to other services.

         SCALABLE PLATFORM FOR NEW MARKETS. The unbundling of network elements allows us to access the incumbent local exchange carriers' facilities to provision our service to our customers. As a result, we have the ability to enter new markets quickly, and without a significant investment in equipment, as regulatory authorities in those markets adopt favorable pricing. In addition, we have a centralized sales staff that receives incoming calls for new service and electronically provides service to new customers. Using the PCC, customers can manage and configure their own service requirements, thus minimizing our need for an expanded customer service infrastructure.

         ADVANCED PROPRIETARY TECHNOLOGY. We have created an integrated and proprietary software and advanced network architecture that enables the enhanced features of our service. We have created software applications that can control the basic functions of initiating and completing a telephone call regardless of the access device, such as a telephone or personal computer. These applications allow our customers to control simultaneously all the basic functions of a telephone call from either the telephone or personal computer. In addition, we, in collaboration with a third party, have created our own proprietary billing system. We are also in the process of developing and enhancing our customer care, billing and provisioning software into one seamlessly integrated package.

         Our network is designed to route traffic to our main enterprise management center in Tampa for call management. This reduces our need to collocate network equipment in the central offices of the incumbent local exchange carrier in our target markets and enhances our ability to enter new markets quickly and cost effectively. Our network architecture also is designed to accommodate a number of developing technologies, such as telephone calls over Internet protocol, digital subscriber line, asynchronous transfer mode, or coaxial cable systems.

         ENHANCED COMMUNICATION SERVICES FOR GROUPS AND INDIVIDUAL USERS NATIONWIDE. We offer our Z-Line Community features to consumers, organizations and business users nationwide through the PCC. Those features may be accessed from any of our services. The PCC capabilities, including specialized features for directories and group messaging, provide value to users within sponsored communities by facilitating communication among dispersed community members.

         We intend to pursue Z-Line Home Edition marketing and distribution in new states as state regulatory authorities impose favorable pricing, implementation rules and acceptable operations support systems performance for the unbundled network element platform components. Favorable implementation requirements for providing the unbundled network element platform components were a feature of the SBC Communications, Inc./Ameritech Corporation merger order conditions recently approved by the FCC. Accordingly, as acceptable pricing and operations support systems become available, we intend to evaluate the entry into each state in the combined SBC/Ameritech regions. Similar requirements are currently being discussed by the FCC with regard to conditions likely to be required in association with the approval of the pending Bell Atlantic/GTE merger. Furthermore, U S WEST Corporation and BellSouth Corporation recently announced the general availability of the unbundled network element platform components as part of a general effort to meet FCC requirements.

SERVICES

         Z-LINE HOME EDITION

         Z-Line Home Edition is our principal service offering and is currently being offered in New York, Texas and, on an initial marketing basis, in Massachusetts, in areas serviced by the Bell operating company operating in those states. Z-Line Home Edition includes low-priced local and long distance (1+) residential telephone services using a customer's existing telephone number, bundled with enhanced features, including caller identification, call forwarding, three-way calling, call waiting and speed calling, dial-up remote access through our Z-Line Anywhere access card service, the full functionality of the PCC and, for an additional fee, Internet access.

         We intend to pursue offering Z-Line Home Edition in additional states as soon as favorable pricing and implementation rules are imposed in those states, and to start marketing Z-Line Home Edition in Pennsylvania before the end of the second quarter of 2000.

         Z-LINE ANYWHERE

         Z-Line Anywhere is our access card service that allows a customer to make long-distance calls using Z-Tel's network from any phone simply by dialing a toll-free 800 number or local access number. No change in phone service is required. Customers of Z-Line Anywhere also receive the full functionality of the PCC and, for an additional fee, Internet access. Z-Line Anywhere is being offered nationwide.

         Z-LINE MESSENGER

         Z-Line Messenger is a trial service we offer to consumers and members of sponsored communities free of charge that provides certain limited features of the PCC. Z-Line Messenger customers are limited to sixty minutes of voice mail per month and are not authorized to use certain enhanced services provided by the PCC, such as the ability to complete a call using the web, the "Find-Me" functionality and the ability to create and manage "Communities." Customers may upgrade their service to Z-Line Anywhere or Z-Line Home Edition, provided that that latter service is offered in their markets. Z-Line Messenger is being offered nationwide.

         Z-LINE LONG DISTANCE

         Z-Line Long Distance is a usage-based service currently in development that will allow customers to use us as their primary long-distance calling provider to complete their residential long distance (1+) calls. Z-Line Long Distance will also provide our customers with dial-up remote access through our Z-Line Anywhere access card product, the full functionality of the PCC and, for an additional fee, Internet access. We intend to offer Z-Line Long Distance nationwide in the near future.

KEY FEATURES OF OUR SERVICES

         THE PCC

         The PCC is the core feature set of all of our service offerings, although only limited functionality is provided to Z-Line Messenger customers. It is a suite of features subscribers can access via any telephone or at our web site. Subscribers can retrieve, forward, deliver, store, compile and otherwise manage their voice mail and other communication needs. Using the "Find-Me" feature, subscribers can have the PCC attempt to locate them at up to three numbers when they receive incoming calls, and notify them via e-mail, pager or ICQ Internet Chat (instant messaging) when a new voice mail message arrives. At our website, subscribers can view a list of their voice mail messages and listen to them through their computer speakers, create an on-line Address Book by inputting information directly or importing it from other services, place calls with the click of a mouse, deliver voice messages to groups of other subscribers, forward voicemails and view historical billing statements on-line.

         We expect to provide additional functionality to the PCC in the future, including the ability to use the PCC in conjunction with personal digital assistants (PDAs), voice recognition capability, the ability to use the PCC for conference calling, the ability to manipulate voicemail and Z-Line settings from the user's desktop, and dedicated e-mail accounts and fax receiving capability.

         Z-LINE COMMUNITY

         Z-Line Community is a set of features embedded within the PCC that allows users or group sponsors to search for, create or join "Communities," which are pre-defined groups of our users usually based on professional or personal affinities. Users can also invite other of our subscribers to join Communities and administrate the user access options of a Community. Once the Communities are created, users can send group messages to specific members of the communities or the entire group.

         Z-Line Community enables us to offer sponsored communities such as colleges, civic organizations and businesses with a robust communication solution. Each community member automatically receives our Z-Line Messenger trial product and can thereby gain access to limited features of the PCC, including Z-Line Community, and can upgrade to any of our other service offerings. Community members can then interact with one another, even when the individual community members have subscribed to different services.

         Z-Line Community features benefit both the sponsor and members of a community. Sponsors can use group messaging features to deliver voice mail messages to their widely-dispersed members. Colleges, for instance, can use our services to deliver simultaneously voice mail messages, including personalized information such as financial aid and class schedule updates, to their widely dispersed students. Students, faculty and administrators can take advantage of low long distance rates by upgrading their Z-Line Messenger service, or set up their own sub-communities based on student groups or other affiliations, and can use our network to disseminate information to community members.

MARKETING AND DISTRIBUTION

         We market our services to our customers through telemarketing, agent programs, strategic business partnerships, direct mail and marketing and traditional advertising campaigns promoting recognition and awareness of our "Z" brand. We also have entered into joint marketing or co-branding arrangements with organizations that have large, well-established relationships or customer bases in our target markets, such as Hofstra University, the Fraternal Order of Police, the Fire Fighters' Association of Texas and Kinkos.com. We intend to explore the formation of alliances or ventures with other companies, including Internet service providers, paging operators, cable television companies, utilities, newspapers, banks, credit card companies and department stores, which we believe will allow us to penetrate efficiently large customer bases with a relatively small capital outlay.

BILLING AND COLLECTION

         We have three primary methods for billing and collecting from our customers. For our Z-Line Home Edition customers, we can either (1) charge their credit card account; (2) mail a bill to their address for payment by check; or
(3) set up an automatic withdrawal from the customer's checking account. For our Z-Line Anywhere customers, we currently require all new customers to pay by credit card or automatic withdrawal; however, we had, in the past, allowed them to pay bills using all three methods. Our billing software can be customized to handle new and different billing programs.

OPERATIONS SUPPORT SYSTEMS AND CUSTOMER SUPPORT

      We have invested substantially in our software platform, which includes integrated customer ordering and provisioning, customer service and billing functionality for our services. For our Z-Line Anywhere service, a new subscriber can enroll via the Internet or our toll free number with service immediately activated. The PCC allows our Z-Line Home Edition and Z-Line Anywhere customers to change billing options and service feature configurations. A subscriber may also update service configurations on the telephone.

      Z-Line Home Edition orders require us to interact with the applicable local exchange carrier. Currently, after receiving a signed letter of authorization or a verified verbal request for service, we enter orders using an electronic web-based interface provided by Bell Atlantic for our New York and Massachusetts customers and Southwestern Bell for our Texas customers. Our provisioning agents also enter the order in the Z-Tel system.

      We expect to invest over the next year to expand our operations support systems to include electronic gateways to the major incumbent local exchange carriers, network element management software, and a standard internal provisioning interface that can handle multiple incumbent local exchange carrier ordering systems. This investment will include outside integration and consulting assistance.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         We have developed proprietary software that manages the integrated features of our service offerings. Our software allows our network to interface and interconnect with the systems of the incumbent local exchange carriers and long-distance carriers. In addition, our software allows our remote network communication facilities, which we call "Z-Nodes," located throughout the United States, to communicate with each other and with our enterprise management center in Tampa, Florida.

      Our intellectual property reflects the know-how, work product and inventions of over eighty engineers in our research and development team, based at our technology center in Atlanta, Georgia, who have substantial experience in computer technology, telecommunications, web-based services, database management and integration, and network development, architecture, operation and management.

      For the fiscal years ended December 31, 1999 and 1998, we invested approximately $8,356,000 and $4,728,000, respectively, in company-sponsored research and development activities.

      We have entered into, and will continue to enter into, nondisclosure agreements with our employees, independent contractors, business customers and others. We believe these agreements will protect our confidential and proprietary information, whether or not such information is copyrighted or subject to trademark or patent protection. We intend to take all appropriate legal action to protect our ownership and the confidentiality of all our proprietary software, including, as appropriate, the filing of copyrights in the U.S. Copyright Office.

      We have filed trademark applications for federal registration of more than fifty trademarks with the United States Patent and Trademark Office including Z-TEL, Z-TEL TECHNOLOGIES, INC., Z-TEL COMMUNICATIONS, INC. AND DESIGN, Z-LINE HOME EDITION, Z-LINE ANYWHERE, Z-NODE, Z-LINE, Z-NOTIFY, Z-SITE, Z-MAILBOX, Z-DIRECTORY, Z-NOW!, Z-NUMBER, Z-BILL PAYMENT SERVICES, Z-NET, GENERATION Z, MYZLINE, YOUR PERSONAL TELECOMMUNICATIONS PORTAL and YOUR PERSONAL COMMUNICATIONS CENTER.

COMPETITION

OVERVIEW

      The telecommunications industry is highly competitive in many market segments. However, at present, we believe few telecommunications carriers provide the type of bundled packages that include the range of services and features we offer, but various competitors offer one or more of the services that make up our service offering. Competition in the local telephone services market is still emerging, but already has attracted many strong competitors. Competition in the long distance and information services markets, which have fewer entry barriers, is already intense and is expected to remain so.

      We believe the principal competitive factors affecting our business will be the quality and reliability of our services, innovation, customer service and price. Our ability to compete effectively will depend upon our continued ability to offer innovative, high-quality, market-driven services at prices generally equal to or below those charged by our competitors. Many of our current and potential competitors have greater financial, marketing, personnel and other resources than we do, as well as other competitive advantages.

LOCAL TELEPHONE SERVICE

      INCUMBENT LOCAL EXCHANGE CARRIERS. In each of our target markets, we will compete with the incumbent local exchange carrier serving that area, which may be one of the Bell operating companies. As a recent entrant in the telecommunications services industry, we have not achieved and do not expect to achieve a significant market share for any of our services in our markets in the foreseeable future. In particular, the incumbent local exchange carriers have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than ours, have the potential to subsidize services that compete with our services with revenue from a variety of other unregulated businesses, and currently benefit from certain existing regulations that favor the incumbent local exchange carriers over us in certain respects.

      Recent regulatory initiatives that allow competitive local exchange carriers, such as us, to interconnect with incumbent local exchange carrier facilities and acquire and combine the unbundled network elements of an incumbent local exchange carrier provide increased business opportunities for us. However, such interconnection opportunities have been, and likely will continue to be, accompanied by increased pricing flexibility and relaxation of regulatory oversight for the incumbent local exchange carriers.

      COMPETITIVE LOCAL EXCHANGE CARRIERS. The Telecommunications Act radically altered the market opportunity for competitive local exchange carriers. Competitive access providers who entered the market prior to passage of the Telecommunications Act built their own infrastructure to offer exchange access services to large end-users. Since the passage of the Telecommunications Act, many competitive access providers have added switches to become competitive local exchange carriers in order to take advantage of the opening of the local market. With the Telecommunications Act requiring unbundling of the incumbent local exchange carrier's networks, competitive local exchange carriers will now be able to enter the market more rapidly by leasing switches, trunks and loop capacity until traffic volume justifies building facilities. Newer competitive local exchange carriers, like us, will not have to replicate existing facilities and can be more opportunistic in designing and implementing networks, which could have the effect of increasing competition for local exchange services.

      INTEREXCHANGE CARRIERS. We also expect to face competition from other current and potential market entrants, including interexchange (long distance) carriers such as AT&T, MCI WorldCom, and Sprint, seeking to enter, reenter or expand entry into the local exchange market. A continuing trend toward consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors. For example, in September 1998, WorldCom merged with MCI Communications Corp. and, in October 1999, MCI WorldCom and Sprint Communications Company, L.P. announced merger plans. In March 1999, AT&T acquired Tele-Communications, Inc., the largest provider of cable television services in the United States. These types of consolidations and strategic alliances could put us at a competitive disadvantage.

LONG DISTANCE TELEPHONE SERVICE

      The long distance telecommunications industry has numerous entities competing for the same customers and a high average churn rate because customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Our primary competitors in the long distance market include major interexchange carriers such as AT&T, MCI WorldCom, Sprint and Qwest Communications International Inc., certain incumbent local exchange carriers and resellers of long distance services. We believe that pricing levels are a principal competitive factor in providing long distance telephone service. We hope to avoid direct price competition by bundling long distance telephone service with a wide array of value-added services.

      Incumbent local exchange carriers that offer a package of local, long distance telephone and information services will be particularly strong competitors. Incumbent local exchange carriers, including Bell Atlantic, are currently providing both long distance and local services as well as certain enhanced telephone services we offer. We believe that the Bell operating companies will attempt to offset market share losses in their local markets by attempting to capture a significant percentage of the long distance market.

ENHANCED SERVICES

      We compete with a variety of enhanced service companies. Enhanced services markets are highly competitive, and we expect that competition will continue to intensify. Our competitors in these markets will include Internet service providers, web-based communications service providers and other telecommunications companies, including the major interexchange carriers, incumbent local exchange carriers, competitive local exchange carriers and wireless carriers.

OTHER MARKET ENTRANTS

      We may face competition in local, long distance and information services from other market entrants such as electric utilities, cable television companies, fixed and mobile wireless system operators, and operators of private networks built for large end-users. All of these companies are free to offer bundled services similar to those that we offer. Electric utilities have existing assets and low cost access to capital that could allow them to enter a market rapidly and accelerate network development. Cable television companies are also entering the telecommunications market by upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. Wireless companies have developed, and are deploying in the United States, wireless technology as a substitute for traditional wireline local telephones. The recent World Trade Organization agreement on basic telecommunications services could increase the level of competition we face. Under this agreement, the United States and 68 other member states of the World Trade Organization committed to open their respective telecommunications markets, including permitting foreign companies to enter into basic telecommunications services markets. This development may increase the number of established foreign-based telecommunications carriers entering the U.S. markets.

      The Telecommunications Act includes provisions that impose certain regulatory requirements on all local exchange carriers, including competitive local exchange carriers. At the same time, the Telecommunications Act expands the FCC's authority to reduce the level of regulation applicable to any or all telecommunications carriers, including incumbent local exchange carriers. The manner in which these provisions are implemented and enforced could have a material adverse effect on our ability to compete successfully against incumbent local exchange carriers and other telecommunications service providers.

GOVERNMENT REGULATION

OVERVIEW

         Some of our services are regulated and some are not. In providing our non-common carrier services such as voice mail, "Find-Me," notification and directory services offered through the PCC, we operate as an unregulated provider of information services, as that term is defined in the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and as an enhanced service provider, as that term is defined in the FCC rules. These operations currently are not regulated by the FCC or the states where we operate. In providing Z-Line Home Edition and our long distance services, we are regulated as a common carrier at the state and federal level and are subject to additional rules and policies not applicable to providers of information services alone. We are certificated as a facilities-based competitive local exchange carrier in a number of states, including New York, Texas, Massachusetts, Pennsylvania, Georgia, Illinois, New Jersey, Florida, Kentucky, Missouri, Oregon, Virginia and Washington. We are currently seeking this certification in additional states, including California and Michigan.

         The local and long distance telecommunications services we provide are regulated by federal, state, and, to some extent, local government authorities. The FCC has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services. Each state regulatory commission has jurisdiction over the same carriers with respect to the provision of intrastate communications services within that state. Local governments sometimes seek to impose franchise requirements on telecommunications carriers and regulate construction activities involving public rights-of-way. Changes to the regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

         In recent years, the regulation of the telecommunications industry has been in a state of flux as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. The FCC and state utility commissions have adopted many new rules to implement this legislation and encourage competition. These changes, which are still incomplete, have created new opportunities and challenges for us and our competitors. The following summary of regulatory developments and legislation is intended to describe the most important, but not all, present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Some of these and other existing federal and state regulations are the subject of judicial proceedings and legislative and administrative proposals which could change, in varying degrees, the manner in which this industry operates. We cannot predict the outcome of any of these proceedings or their impact on the telecommunications industry at this time. Some of these future legislative, regulatory or judicial changes may have a material adverse impact on our business.

         Specifically, as states re-evaluate pricing of network elements, it is possible that some states could increase rates over existing levels. Currently, Bell Atlantic and Southwestern Bell have rate cases pending before state regulatory commissions in New York and Illinois that could significantly raise the existing rates for some network elements and network element combinations. Our intent is to be an active participant in these rate cases and any others that might be critical to our operations. We anticipate joining other competitive service providers in arguing that existing rates are overstated and do not reflect the true total element long run incremental costing principles required by the FCC and the Telecommunications Act. While the prevailing trends within the industry would predict the adoption of lower rates in association with the provision of unbundled network elements and network element combinations, we cannot predict the outcome of any pending or potential rate case. Increases or decreases in rate levels charged by incumbent local exchange carriers as a result of regulatory review through rate case or arbitration proceedings could significantly impact our business plans.

FEDERAL REGULATION

FCC POLICY ON ENHANCED AND INFORMATION SERVICES

         In 1980, the FCC created a distinction between basic telecommunications services, which it regulates as common carrier services, and enhanced services, which remain unregulated. The FCC exempted enhanced service providers from federal regulations governing common carriers, including the obligation to pay access charges for the origination or termination of calls on carrier networks and the obligation to contribute to universal service. The Telecommunications Act of 1996 established a similar distinction between telecommunications services and information services. Changing technology and changing market conditions, however, sometimes make it difficult to discern the boundary between unregulated and regulated services.

         In general, information services are value-added services that use regulated transmission facilities only as part of a services package that also includes network or computer software to change or enhance the information transmitted. We believe that most of the services we provide, including voice mail, "Find-Me" notification, and directory services offered through the PCC are information services under the FCC's definition. Because the regulatory boundaries in this area are somewhat unclear and subject to dispute, however, the FCC could seek to characterize some of our information services as "telecommunications services." If that happens, those services would become subject to FCC regulation, although the impact of that reclassification is difficult to predict.

         In general, the FCC does not regulate the rates, services, and market entry and exit of non-dominant telecommunications carriers, but does require them to contribute to universal service and comply with other regulatory requirements. We are currently regulated as non-dominant with respect to both our local and long distance telephone services.

FCC REGULATION OF COMMON CARRIER SERVICES

         We currently are not subject to price cap or rate of return regulation at the federal level and are not currently required to obtain FCC authorization for the installation, acquisition or operation of our domestic exchange or interexchange network facilities. However, we must comply with the requirements of common carriage under the Communications Act of 1934. We are subject to the general requirement that our charges and terms for our telecommunications services be "just and reasonable" and that we not make any "unjust or unreasonable discrimination" in our charges or terms. The FCC has jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations.

         Comprehensive amendments to the Communications Act of 1934 were made by the Telecommunications Act of 1996, which was signed into law on February 8, 1996. The Telecommunications Act effected changes in regulation at both the federal and state levels that affect virtually every segment of the telecommunications industry. The stated purpose of the Telecommunications Act is to promote competition in all areas of telecommunications. While it may take years for the industry to feel the full impact of the Telecommunications Act, it is already clear that the legislation provides us with new opportunities and challenges.

         INTERCONNECTION. The Telecommunications Act greatly expands the interconnection requirements applicable to the incumbent local exchange carriers, i.e., generally, those existing local exchange carriers that, in the past, enjoyed virtual or legal monopoly status. The Telecommunications Act requires the incumbent local exchange carriers to

         o provide physical collocation, which allows companies such as us and other competitive local exchange carriers to install and maintain our own network termination equipment in incumbent local exchange carrier central offices or, if requested or if physical collocation is demonstrated to be technically infeasible, virtual collocation;

         o offer components of their local service networks on an unbundled basis so that other providers of local service can use these elements in their networks to provide a wide range of local services to customers; and

         o establish "wholesale" rates for their services to promote resale by competitive local exchange carriers. We currently do not have plans to enter any markets by reselling incumbent local exchange carrier service.

    In addition, all local exchange carriers must

         o     interconnect with the facilities of other carriers;

         o establish number portability, which will allow customers to retain their existing phone numbers if they switch from the local exchange carrier to a competitive local service provider;

         o provide nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way; and

         o compensate other local exchange carriers on a reciprocal basis for traffic originated by one local exchange carrier and terminated by another local exchange carrier.

         The FCC is charged with establishing national guidelines to implement certain portions of the Telecommunications Act. The FCC issued its interconnection order on August 8, 1996. Among other rules, the FCC established a list of seven network elements, comprising most of the significant facilities, features, functionalities, or capabilities of the network, that the incumbent local exchange carriers must unbundle. It is possible for competitors to provide competitive local exchange service using only these unbundled network elements. In addition, the FCC mandated a particular forward looking pricing methodology for these network elements that produces relatively low element prices that are favorable to competitors.

         On July 18, 1997, however, the United States Court of Appeals for the Eighth Circuit issued a decision vacating the FCC's pricing rules, as well as certain other portions of the FCC's interconnection rules, on the grounds that the FCC had improperly intruded into matters reserved for state jurisdiction. On January 25, 1999, the Supreme Court largely reversed the Eighth Circuit's order, holding that the FCC has general jurisdiction to implement the local competition provisions of the Telecommunications Act. In so doing, the Supreme Court stated that the FCC has authority to set pricing guidelines for unbundled network elements, to prevent incumbent local exchange carriers from disaggregating existing combinations of network elements, and to establish "pick and choose" rules regarding interconnection agreements. "Pick and choose" rules would permit a carrier seeking interconnection to pick and choose among the terms of service from other interconnection agreements between the incumbent local exchange carriers and other competitive local exchange carriers. This action reestablishes the validity of many of the FCC rules vacated by the Eighth Circuit.

         Although the Supreme Court affirmed the FCC's authority to develop pricing guidelines, the Supreme Court did not evaluate the specific forward-looking pricing methodology mandated by the FCC and has remanded the case to the Eighth Circuit for further consideration. Some incumbent local exchange carriers have argued that this pricing methodology does not allow adequate compensation for the provision of unbundled network elements. The Eighth Circuit heard oral arguments on this pricing issue on September 16, 1999, but has not yet issued a ruling.

         The Supreme Court also remanded the list of unbundled network elements to the FCC for further consideration of the necessity of each one under the statutory standard. On November 5, 1999, the FCC released an order largely retaining its list of unbundled network elements, but eliminating the requirement that incumbent local exchange carriers provide unbundled access to local switching for customers with four or more lines in the densest parts of the top 50 Metropolitan Statistical Areas, and to operator services and directory assistance. The FCC concluded that the market has developed since 1996 such that competitors can and do self-provision these services, or acquire them from alternative sources. The FCC also noted that incumbent local exchange carriers remain obligated under the non-discrimination requirements of the Communications Act of 1934 to comply with the reasonable request of a carrier that purchases these services from the incumbent local exchange carriers to rebrand or unbrand those services, and to provide directory assistance listings and updates in daily electronic batch files. In addition, the competitive checklist contained in Section 271 of the Communications Act of 1934 requires Bell operating companies to provide nondiscriminatory access to these services.

         These new FCC rules are likely to be the subject of further appeals. Thus, while the Supreme Court resolved many issues, including the FCC's jurisdictional authority, other issues remain subject to further consideration by the courts and the FCC. We cannot predict the ultimate disposition of those matters. If the Eighth Circuit fails to affirm the FCC's pricing methodology--which is favorable to competitors such as us because it is based on forward-looking costs--then unbundled network element prices, including prices for unbundled network element combinations, may rise. Such increases could have a materially adverse effect on our business.

         INTERCONNECTION AGREEMENTS. The Telecommunications Act obligates incumbent local exchange carriers to negotiate with us in good faith to enter into interconnection agreements. Competitive local exchange carriers like us can purchase unbundled network elements under such an agreement or under a tariff or a Statement of Generally Available Terms filed with the state regulators. Although we purchase the unbundled network element platform in New York under Bell Atlantic's tariff, we will need interconnection agreements in some states, and have entered into interconnection agreements in Texas, Massachusetts and Pennsylvania, to provide enhanced connectivity to our network and to provide local exchange services, including Z-Line Home Edition. If we cannot reach agreement, either side may petition the applicable state commission to arbitrate remaining disagreements. These arbitration proceedings can last for a substantial period of time. Moreover, state commission approval of any interconnection agreement resulting from negotiation or arbitration is required, and any party may appeal an adverse decision by the state commission to federal district court, although some federal district courts have refused to exercise jurisdiction over such cases. The potential cost in resources and delay from this process could harm our ability to compete in certain markets, and there is no guarantee that a state commission would resolve disputes, including pricing disputes, in our favor.

         COLLOCATION AND LINE SHARING. The FCC recently adopted new rules designed to make it easier and less expensive for competitive local exchange carriers to obtain collocation at incumbent local exchange carriers' central offices by, among other things, restricting the incumbent local exchange carriers' ability to prevent certain types of equipment from being collocated and requiring incumbent local exchange carriers to offer alternative collocation arrangements. On November 18, 1999, the FCC also adopted a new order requiring incumbent local exchange carriers to provide line sharing, which will allow competitive local exchange carriers to offer data services over the same line that a consumer uses for voice services without the competitive local exchange carriers' having to provide the voice service. While we expect that the FCC's new rules will be beneficial to competitive local exchange carriers, we cannot be certain that these new rules will be implemented by the incumbent local exchange carrier in a timely or favorable manner. Moreover, incumbent local exchange carriers and other parties have asked the FCC to reconsider portions of these rules. In addition, on March 17, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated portions of the FCC's new collocation rules. Specifically, the court found that the FCC's interpretation of the statutory terms "necessary" and "physical collocation" are impermissibly broad, and remanded those portions of the order to the FCC for reconsideration. We cannot predict the outcome of these actions or the effect they may have on our business.

         BELL OPERATING COMPANY ENTRY INTO THE LONG DISTANCE MARKET. The Telecommunications Act permitted the Bell operating companies to provide long distance services outside their local service regions immediately, and will permit them to provide in-region long distance service upon demonstrating to the FCC and state regulatory agencies that they have adhered to the Telecommunication Act's Section 271 14-point competitive checklist. Some Bell operating companies have filed applications with various state public utility commissions and the FCC seeking approval to offer in-region interLATA service. Some states have denied these applications while others have approved them. Prior to December 1999, the FCC had denied each of the Bell operating company applications brought before it because it found that the particular Bell operating company had not sufficiently made its local network available to competitors. On September 29, 1999, Bell Atlantic filed with the FCC an application to provide in-region long distance service originating in New York. The FCC issued an order allowing Bell Atlantic to enter the in-region long distance market in New York in late-December 1999. Bell Atlantic began offering long distance service in New York on a commercial basis in January 2000. On January 10, 2000, Southwestern Bell filed an application with the FCC seeking approval to offer in-region interLATA services in Texas. By statute, the FCC must act on that application by April 10, 2000. While we cannot predict the outcome of any Section 271 applications before the FCC, it is generally expected that long distance competition will increase as the Bell operating companies enter the market. We also expect other Bell operating companies to file similar applications in 2000 and 2001.

         UNIVERSAL SERVICE. In May 1997, the FCC released an order establishing a significantly expanded universal service regime to subsidize the cost of telecommunications service to high cost areas, as well as to low-income customers and qualifying schools, libraries and rural health care providers. Providers of interstate telecommunications services, like us, as well as certain other entities, must pay for these programs. We are also eligible to receive funding from these programs if we meet certain requirements, but we do not currently have plans to do so. Our share of the payments into these subsidy funds will be based on our share of certain defined telecommunications end-user revenues. Currently, the FCC is assessing such payments on the basis of a provider's revenue for the previous year. Various states are also in the process of implementing their own universal service programs. We are currently unable to quantify the amount of subsidy payments that we will be required to make to individual states. On July 30, 1999, the United States Court of Appeals for the Fifth Circuit overturned certain of the FCC's rules governing the basis on which the FCC collects subsidy payments from telecommunications carriers and recovery of those payments by incumbent local exchange carriers. In October 1999, on remand, the FCC issued new universal service rules. These or other changes to the universal service program could affect our costs. One or more parties may seek review of the new FCC rules by the Fifth Circuit and subsequently by the Supreme Court. The Fifth Circuit also remanded other rules to the FCC for further consideration.

         TARIFFS AND RATES. In 1996, the FCC issued an order that required nondominant interexchange carriers, like us, to cease filing tariffs for our domestic interexchange services. The order required mandatory detariffing and gave carriers nine months to withdraw federal tariffs and move to contractual relationships with their customers. This order subsequently was stayed by a federal appeals court, and it is unclear at this time whether the detariffing order will be implemented. In June 1997, the FCC issued another order stating that nondominant local exchange carriers, like us, could withdraw their tariffs for interstate access services provided to long distance carriers. If the FCC's orders become effective, nondominant interstate services providers will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions under which they offer their interstate services. If we cancel our FCC tariffs as a result of the FCC's orders, we may need to implement customer contracts, which could result in substantial administrative expenses.

         In March 1999, the FCC adopted further rules that, while still maintaining mandatory detariffing, nonetheless require interexchange carriers to make specific public disclosures on their web sites of their rates, terms and conditions for domestic interstate services. The effective date for these rules is also delayed until a court decision on the appeal of the FCC's detariffing order.

         JURISDICTIONAL NATURE OF INTERNET TRAFFIC. Recently, the FCC has determined that both continuous access and dial-up calls from a customer to an Internet service provider are interstate, not local, calls, and, therefore, are subject to the FCC's jurisdiction. The FCC has initiated a proceeding to determine the effect that this regulatory classification will have on the obligation of local exchange carriers to pay reciprocal compensation for dial-up calls to Internet service providers that originate on one local exchange carrier network and terminate on another local exchange carrier network. Moreover, several states are considering this issue, and several states have held that local exchange carriers do not need to pay reciprocal compensation for calls terminating at Internet service providers. On March 24, 2000, the Court of Appeals for the District of Columbia remanded for reconsideration the FCC's determination that calls to Internet service providers are interstate rather than local. Specifically, the Court indicated that the FCC has not provided a satisfactory explanation why calls to Internet service providers are not local telecommunications traffic and why such traffic is exchange access rather than telephone exchange service. We cannot predict the effect that the FCC's resolution of these issues will have on our business.

         NUMBERING AND NUMBER PORTABILITY. In August 1997, the FCC issued rules transferring responsibility for administering and assigning local telephone numbers from the Bell operating companies and other incumbent local exchange carriers to a neutral entity in each geographic region in the United States. In August 1996, the FCC issued new numbering regulations that prohibit states from creating new area codes that could unfairly hinder competitive local exchange carriers by requiring their customers to use 10 digit dialing while existing incumbent local exchange carrier customers use seven digit dialing. In addition, each carrier is required to contribute to the cost of numbering administration through a formula based on net telecommunications revenues. Beginning in March 2000, contributions for this purpose will be based on end user telecommunications revenues and will be submitted in association with FCC Lifeline, Universal Service and the Schools and Libraries Funds.

         In July 1996, the FCC released rules requiring all local exchange carriers to have the capability to permit both residential and business consumers to retain their telephone numbers when switching from one local service provider to another, known as "number portability." Number portability has been implemented in most of the areas in which we provide service, but has not been implemented everywhere in the United States. Some carriers have obtained waivers of the requirement to provide number portability, and others have delayed implementation by obtaining extensions of time before compliance is required. Lack of number portability in a given market could adversely affect our ability to attract customers for our competitive local exchange service offerings, particularly business customers, should we seek to provide services to such customers.

         In May 1999, the FCC also initiated a proceeding to address the problem of the declining availability of area codes and phone numbers. Many of these numbering-related issues are subject to further change by the FCC and the courts, and could produce added administrative expenses for us.

         RESTRICTIONS ON BUNDLING. Current FCC rules prohibit dominant carriers from bundling their non-competitive, regulated telecommunications services with their unregulated enhanced or information services. The Commission has never enforced this rule with respect to competitive local exchange carriers and has proposed eliminating the rule for all carriers.

         SLAMMING. A customer's choice of local or long distance telecommunications company is encoded in a customer record, which is used to route the customer's calls so that the customer is served and billed by the desired company. A user may change service providers at any time, but the FCC and some states regulate this process and require that specific procedures be followed. When these procedures are not followed, particularly if the change is unauthorized or fraudulent, the process is known as "slamming." Slamming is such a significant problem that it has been addressed in detail by Congress in the Telecommunications Act, by some state legislatures, and by the FCC in recent orders. The FCC has levied substantial fines for slamming. The risk of financial damage and to business reputation from slamming is significant. Even one slamming complaint could cause extensive litigation expenses for us. The FCC recently decided to apply its slamming rules (which originally covered only long distance) to local service as well.

         NETWORK INFORMATION. The Communications Act of 1934 and FCC rules protect the privacy of certain information about telecommunications customers that a telecommunications carrier such as us acquires by providing telecommunications services to such customers. Such protected information, known as Customer Proprietary Network Information (CPNI), includes information related to the quantity, technological configuration, type, destination and the amount of use of a telecommunications service. Under the FCC's rules, a carrier may not use the Customer Proprietary Network Information acquired through one of its offerings of telecommunications services to market certain other services without the approval of the affected customers. The United States Court of Appeals for the Tenth Circuit recently overturned the FCC's rules regarding the use and protection of Customer Proprietary Network Information. The FCC recently relaxed its customer proprietary network information rules somewhat, but it also has sought reconsideration of the Tenth Circuit decision. Further, FCC rules regarding handling of CPNI could result in significant administrative expense in modifying internal customer systems to meet such requirements.

         OTHER ISSUES. There are a number of other issues and proceedings that could have an effect on our business in the future, including the fact that

         o The FCC has adopted rules to require telecommunications service providers to make their services accessible to individuals with disabilities, if readily achievable.

         o The FCC has also ordered telecommunications service providers to provide law enforcement personnel with a sufficient number of ports and technical assistance in connection with wiretaps. We cannot predict the cost to us of complying with this order.

         o The FCC has adopted new rules designed to make it easier for customers to understand the bills of telecommunications carriers. These new rules establish certain requirements regarding the formatting of bills and the information that must be included on bills. These rules have been appealed in Federal court.

         o We are subject to annual regulatory fees assessed by the FCC, and must file an annual employment report to comply with the FCC's Equal Employment Opportunity policies.

         o The FCC has adopted an order granting limited pricing flexibility to large incumbent local exchange carriers, and is considering granting additional pricing flexibility and price deregulation options. These actions could increase competition for some of our services.

         The foregoing is not an exhaustive list of proceedings or issues that could materially affect our business. We cannot predict the outcome of these or any other proceedings before the courts, the FCC, or state or local governments.

STATE REGULATION

         To the extent that we provide telecommunications services which originate and terminate in the same state, we are subject to the jurisdiction of that state's public service commission. As our local service business and product lines expand, we will offer more intrastate service and may become increasingly subject to state regulation. The Telecommunications Act maintains the authority of individual state utility commissions to preside over rate and other proceedings, and to impose their own regulation on local exchange and intrastate interexchange services, so long as such regulation is not inconsistent with the requirements of federal law. For instance, states may require us to obtain a Certificate of Public Convenience and Necessity before commencing service in the state, and may impose tariff and filing requirements, consumer protection measures, and obligations to contribute to universal service and other funds. State commissions also have jurisdiction to approve negotiated rates, or establish rates through arbitration, for interconnection, including rates for unbundled network elements.

         We are subject to requirements in some states to obtain prior approval for, or notify the state commission of, any transfers of control, sales of assets, corporate reorganizations, issuances of stock or debt instruments and related transactions. Although we believe such authorizations could be obtained in due course, there can be no assurance that state commissions would grant us authority to complete any of these transactions.

         The Telecommunications Act generally preempts state statutes and regulations that restrict the provision of competitive services. As a result of this broad preemption, we will be generally free to provide the full range of local, long distance, and data services in any state. While this action greatly increases our potential for growth, it also increases the amount of competition to which we may be subject. States, however, may still restrict competition in some rural areas.

         In particular, we expect to expand our Z-Line Home Edition service by starting to market this service in Pennsylvania by the end of the second quarter of 2000. We are currently offering service in New York via Bell Atlantic's tariffed offerings and in Massachusetts via a local interconnection agreement, dated December 30, 1999, between us and Bell Atlantic. Our service in Texas is provided via an interconnection agreement effective between us and Southwestern Bell Telephone Company, dated November 5, 1999. To effectuate service in Pennsylvania, we entered into a local interconnection agreement with Bell Atlantic on December 30, 1999. Under the terms of the agreements entered into with Bell Atlantic with respect to Massachusetts and Pennsylvania, Bell Atlantic will provide the unbundled network element platform components in a manner similar to that provided by Bell Atlantic in New York.

         In order to enter new market areas, we may be required to negotiate interconnection contracts with incumbent local exchange carriers on an individual state basis. While current FCC rules and regulations require the incumbent provider to provide the network elements on an individual and combined basis necessary for us to provision end-user services, no assurance can be made that the individual local exchange providers will provide these components in a manner and at a price that will support competitive operations. If the incumbent providers do not readily provide network functionality in the manner required, we have regulatory and legal alternatives, including arbitration before state public service commissions, to force provision of services in a manner required to support our service offerings. However, if we are forced to litigate in order to obtain the combinations of network elements required to support our service, we are likely to incur significant incremental costs and delays in entering such markets.

LOCAL GOVERNMENT REGULATION

         In some of the areas where we provide service, we may be subject to municipal franchise requirements requiring us to pay license or franchise fees either on a percentage of gross revenue, flat fee or other basis. We may be required to obtain street opening and construction permits from municipal authorities to install our facilities in some cities. The Telecommunications Act prohibits municipalities from discriminating among telecommunications service providers in imposing fees or franchise requirements. In some localities, the FCC has preempted fees and other requirements determined to be discriminatory or to effectively preclude entry by competitors, but such proceedings have been lengthy and the outcome of any request for FCC preemption would be uncertain.

EMPLOYEES

         As of March 21, 2000, we had approximately 450 full-time employees, excluding approximately 31 individuals employed by a temporary employment service, some of whom we expect to offer full-time employment. None of our employees are covered under collective bargaining agreements, and we believe that our relationships with our employees are good.

         In connection with the deployment of our network architecture and the execution of our business plan, as well as the addition of Touch 1's personnel, if the acquisition is consummated, we believe that the number of our customer service, information systems installation and sales and marketing personnel will increase significantly.

ITEM 2.  PROPERTIES

         We currently lease our principal executive offices in Tampa, Florida and our principal engineering offices in Atlanta, Georgia.

ITEM 3.  LEGAL PROCEEDINGS

         We are a party to various routine administrative proceedings. For more information, please refer to the section entitled "Item 1. Business--Government Regulation."

         In addition, in May 1998 we received a letter from Premiere Technologies, Inc. (Premiere), threatening legal action based on the allegation that our chief executive officer, Mr. Smith, a founder and a former director and executive vice president of Premiere, had, among other things, improperly used trade secrets belonging to Premiere in connection with the development of our technology. Although the parties have subsequently had some discussions and exchanged correspondence, including letters sent by Premiere to us in December 1999 reiterating prior claims and further discussions during which Premiere alleged the existence of additional intellectual property claims arising from the conduct of Mr. Smith, another one of our directors, one of our other officers and us, Premiere has never commenced any legal proceedings against us or Mr. Smith. While we believe that Premiere's alleged claims are without merit, we cannot assure you that Premiere will not try to pursue its claims through litigation or what the outcome of such litigation would be.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         On or about October 8, 1999, a majority of our Series A and Series B preferred stockholders, respectively, approved, by written consent, an amendment to the Stockholders' Agreement by and among us, certain management personnel, and the Series A and Series B preferred stockholders that had the effect of adding the Series C preferred stockholder to the Stockholders' Agreement and altering certain rights of the Series B preferred stockholders. Series A preferred stockholders representing 1,078,318 shares of our Series A preferred stock and Series B preferred stockholders representing 2,140,477 shares of our Series B preferred stock approved the amendment pursuant to such written consent.

         On or about October 30, 1999, a majority of our Series A preferred stockholders, Series B preferred stockholders and common stockholders, respectively, approved, by written consent, our 1998 Equity Participation Plan, adopted October 30, 1998, as amended (the Plan). Common stockholders representing 10,338,000 shares of our common stock, Series A preferred stockholders representing 1,078,318 shares of our Series A preferred stock and 343,588 shares of the Company's Series B preferred stock approved the Plan pursuant to such written consent.

         On November 23, 1999, we held a special meeting of our stockholders, at which our stockholders were requested to (1) approve an amendment to our articles of incorporation increasing the authorized shares to 200,000,000 shares, consisting of 150,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share; and
(2) approve an amendment to increase the number of shares subject to the Plan to 7,500,000. 14,657,017 votes were cast in favor of each proposal, with no votes cast against either of the proposals and no abstentions.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ZTEL."

         The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Common Stock, as reported on the Nasdaq National Market since trading began on December 15, 1999, in connection with the Company's initial public offering, under the symbol ZTEL:

                                                         HIGH        LOW
                                                       -------     -------
CALENDAR YEAR 1999:
Fourth Quarter (from December 15, 1999)                $42.375     $33.125

FISCAL YEAR 2000:                                      $47.25      $25.8125
First Quarter (through March 23, 2000)

         On March 23, 2000, the last reported sales price of the Common Stock on the Nasdaq National Market was $42.25 per share. As of March 23, 2000, there were approximately 218 holders of record of the Common Stock.

         We have not paid dividends on our common stock since our inception and do not intend to pay any cash dividends for the foreseeable future but instead intend to retain earnings, if any, for the future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, restrictions imposed by applicable law and other factors deemed relevant by the Board of Directors.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

         We filed a registration statement (Commission file no. 333-89063), which became effective on December 14, 1999, with respect to the initial public offering of 6,900,000 shares of our common stock (including the underwriters' over-allotment option). All 6,900,000 shares were sold, for an aggregate offering price of $117,300,000. The offering was co-lead by joint-book running managers Thomas Weisel Partners LLC and Credit Suisse First Boston, and co-managed by J.C. Bradford & Co. and Stephens Inc.

         From December 14, 1999 through December 31, 1999, the expenses incurred in connection with the offering were as follows: $8,211,000 in underwriting discounts and commissions, $1,693,000 in other expenses and $9,904,000 in total expenses. The net offering proceeds after deduction of expenses were $107,396,000. No expenses were paid, directly or indirectly, to our directors, officers, 10% shareholders or affiliates. Through December 31, 1999, approximately $5,823,000 of the net offering proceeds were used in the following estimated amounts and for the following purposes: $1,398,000 for the purchase and installation of network equipment, $1,041,000 for the purchase of software and support and software development, $1,985,000 for marketing expenses, $1,157,000 for operational expenses, and $242,000 for construction of plant, building and facilities. The remaining $99,234,000 has been placed in temporary investments in cash and cash equivalents. None of the net offering proceeds have been paid, directly or indirectly, to our directors, officers, 10% shareholders or affiliates.

RECENT SALES OF UNREGISTERED SECURITIES

         During the period covered by this report, Z-Tel sold shares of its common stock in the amounts, at the times, and for the aggregate amounts of consideration listed below without registration under the Securities Act of 1933. Exemption from registration under the Securities Act for each of the following sales is claimed under Section 4(2) of the Securities Act because such transactions were by an issuer and did not involve a public offering:

         On March 15, 1999, Z-Tel issued a warrant to purchase 521,832 shares of Common Stock to CMB Capital, LLC in connection with a $35.2 million revolving sale-leaseback credit facility.

         On September 22, 1999, Z-Tel issued, in the aggregate, 2,695,795 shares of Series B Preferred Stock to 53 persons for an aggregate consideration of $10 million.

         On October 8, 1999, Z-Tel issued 2,794,800 shares of Series C Preferred Stock to Gramercy Z-Tel, LLC for an aggregate consideration of $15 million.

         On October 13, 1999, Z-Tel issued 11,000 shares of common stock to Telebot Corporation in exchange for substantially all of its assets.

         On October 13, 1999, Z-Tel issued 55,000 shares of common stock to Telutions LLC in connection with our purchase of software and support services.

         On October 13, 1999, Z-Tel granted a warrant to purchase 115,500 shares of common stock to CMB Capital LLC in connection with an amendment to the existing facility, in which CMB Capital LLC agreed to, among other things, a provision for prepayment of the facility.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected historical consolidated financial data should be read in conjunction with the financial statements, related notes and other financial information contained in this document. You should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained later in this document. The Consolidated Statements of Operations Data for the year ended December 31, 1999 and the period from January 15, 1998 (Inception) through December 31, 1998, and the consolidated balance sheet data and other financial data as of December 31, 1999 and December 31, 1998, are derived from our financial statements that have been audited by our independent auditors.

                                                                                 PERIOD
                                                                             JANUARY 15, 1998
                                                       YEAR ENDED             (INCEPTION)
                                                       DECEMBER 31,       THROUGH DECEMBER 31,
                                                          1999                    1998
                                                       ------------       --------------------
Revenues                                              $  6,615,000           $    140,000
                                                      ------------           ------------
Operating expenses:
    Network operations                                   7,942,000                382,000
    Sales and marketing                                  8,588,000              2,201,000
    Research and development                             3,562,000              4,728,000
    General and administrative                          15,379,000              4,718,000
    Depreciation and amortization                        4,372,000              1,283,000
                                                      ------------           ------------

      Total operating expenses                          39,843,000             13,312,000
                                                      ------------           ------------

      Operating loss                                   (33,228,000)           (13,172,000)
                                                      ------------           ------------
Nonoperating income (expense):
    Interest income                                        608,000                228,000
    Interest expense                                    (3,351,000)              (178,000)
                                                      ------------           ------------

      Total nonoperating income (expense)               (2,743,000)                50,000
                                                      ------------           ------------

      Net loss                                         (35,971,000)           (13,122,000)

      Less mandatorily convertible redeemable
           preferred stock dividends                    (1,654,000)              (190,000)
                                                      ------------           ------------

      Net loss attributable to common stockholders    $(37,625,000)          $(13,312,000)
                                                      ============           ============

Weighted average common shares outstanding              15,099,359              6,554,499
                                                      ============           ============

Basic and diluted net loss per share                  $      (2.49)          $      (2.03)
                                                      ============           ============

CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents                             101,657,000     7,973,000
Working capital                                        95,315,000     3,328,000
Total assets                                          137,677,000    20,274,000
Total debt                                             14,134,000       724,000
Mandatorily convertible redeemable preferred stock          --       15,154,000
Total stockholder's equity (deficit)                  114,378,000        (6,000)


OTHER FINANCIAL DATA
EBITDA (1)                                            (28,856,000)  (11,889,000)
Net cash used in operating activities                 (32,681,000)   (7,769,000)
Net cash used in investing activities                  (5,182,000)  (11,393,000)
Net cash provided by financing activities             131,547,000    27,135,000

(1) EBITDA consists of earnings before interest, income taxes, depreciation and amortization. While not a measure under generally accepted accounting principles, EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results. Although EBITDA should not be construed as a substitute for operating income
    (loss) determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to our ability to meet future debt service, capital expenditures and working capital requirements. The calculation of EBITDA does not include our commitments for capital expenditures and payment of debt and should not be deemed to represent our available funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of our financial operations and liquidity as determined in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         You should read the following discussion together with the "Selected Consolidated Financial Data," financial statements and related notes included in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those discussed in "Item 1. Business," as well as "Cautionary Statements Regarding Forward-Looking Statements," "Risks Related to our Financial Condition and our Business" and "Risks Related to our Industries," below, and other factors relating to our business and us that are not historical facts. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, rapid expansion, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, dependence on key personnel, uncertainty of government regulation, legal uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement.

OVERVIEW

         We are an emerging provider of advanced, integrated telecommunications services targeted primarily to residential subscribers. For management purposes, we are organized into one reportable operating segment. We offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone or the Internet. The nature of our business is rapidly evolving and we have a limited operating history. As a result, we believe that period-to-period comparisons of our revenues and operating results, including our network operations and other operating expenses as a percentage of total revenue, are not meaningful and should not be relied upon as indicators of future performance. We do not believe that our historical growth rates are indicative of future results.

REVENUES

         We began offering Z-Line Home Edition service in New York in June 1999, Texas in December of 1999, and Massachusetts in March 2000. Z-Line Home Edition is our principal service offering. Z-Line Home Edition includes low-priced local and long-distance (1+) residential telephone services using a customer's existing telephone number, bundled with enhanced features, including caller identification, call forwarding, three-way calling, speed dialing, and dial-up remote access through our Z-Line Anywhere access card product, the full functionality of the Personal Communication Center (PCC) and, for an additional fee, Internet access. We expect sales and marketing expenses to increase substantially as we introduce our Z-Line Home Edition service into new markets. We intend to expand into Pennsylvania before the end of the second quarter of 2000. Our strategy will require us to hire additional sales and marketing personnel to build awareness of our services. We will also need to hire technical personnel to continue to expand our network architecture and enhance our service offerings. In addition to our internal technical staff, we expect to continue our relationship with third-party vendors and system integration consultants to integrate and enhance our customer care and billing software applications. We will continue to expand our network through leased facilities, strategic alliances, and acquisitions.

         We began offering an access card service, similar to our current Z-Line Anywhere service, in the quarter ended December 31, 1998. Z-Line Anywhere is our access card product that allows a customer to make long-distance calls using Z-Tel's network from any phone simply by dialing a local access or toll-free 1-800 number. No change in phone service is required. Subscribers of Z-Line Anywhere also receive the full functionality of our PCC. Z-Line Anywhere is offered nationwide. Z-Line Anywhere customers are billed monthly in arrears, and the associated revenue is recognized in the month of service.

          We began offering Z-Line Home Edition in June 1999. During 1999, we derived most of our revenue from service fees charged to Home Edition customers located in areas of New York served by Bell Atlantic. In addition to New York, we have begun to offer Z-Line Home Edition in Texas and Massachusetts and expect to offer this service in Pennsylvania before the end of the second quarter of 2000. We intend to offer the Z-Line Home Edition product throughout the United States, subject to the establishment, implementation, operation, and favorable pricing of the unbundled network elements by each state in accordance with the Telecommunications Act of 1996 and the more recent November 5, 1999 FCC order.

         Charges for our Z-Line Home Edition basic services are billed in advance on a monthly basis. Long distance services in excess of a subscriber's basic package are billed in arrears. Revenue from Z-Line Home Edition is recognized as earned. Our Z-Line Home Edition customer agreements may be canceled on 30 days notice.

OPERATING EXPENSES

   Operating expenses are comprised of:

     o network operations, which consists primarily of fixed and variable transmission expenditures, and rent expense for space in data centers;

     o sales and marketing, which consists primarily of telemarketing, advertising, sales compensation and related expenses;

     o research and development, which consists primarily of compensation and consulting fees related to the development of our proprietary technologies;

     o general and administrative, which consists primarily of compensation and related expenses, bad debt expense, occupancy costs and various administrative expenses; and

     o depreciation and amortization, which consists primarily of the non-cash reduction in carrying value of our long-lived assets.

         We expect to expand our operations and workforce, including our network operations, technical support, sales, marketing and administrative resources. In particular, we intend to expand our existing sales force and create a locally based sales force in selected metropolitan areas where we intend to initiate service and determine a need for a physical sales presence. As a result, we expect to continue to incur substantial losses for the foreseeable future.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 1999 and the period January 15, 1998 (Inception) through December 31, 1998:

         REVENUE. Revenue increased by $6.5 million to $6.6 million for the year ended December 31, 1999, compared to $0.1 million for the period January 15, 1998 (Inception) through December 31, 1998. The following tables outline the approximate number of subscribers for Z-Line Home Edition and Z-Line Anywhere:


TYPE OF SERVICE                    DECEMBER 31, 1999   DECEMBER 31, 1998
------------------------------------------------------------------------

Z-LINE HOME EDITION SUBSCRIBERS         40,100                 0
Z-LINE ANYWHERE SUBSCRIBERS             26,000               5,800


         NETWORK OPERATIONS. Network operations expense increased by $7.5 million to $7.9 million for the year ended December 31, 1999, compared to $0.4 million for the period January 15, 1998 (Inception) through December 31, 1998. The network operations expense primarily consists of transmission expenses for interconnection agreements with incumbent local exchange carriers (ILECs), service level agreements with inter-exchange carriers (IXCs), transmission services based on tariff arrangements, and employee salaries and benefits associated with the maintenance and operations of our networks. These various agreements include both fixed and variable line charges.

         The increase in network operations expense was due primarily to growth in the number of subscribers resulting from the introduction of our Z-Line Home Edition services. We expect our network operations expense to increase significantly in future periods due to increases in subscribers.

         SALES AND MARKETING. Sales and marketing expense increased $6.4 million to $8.6 million for the year ended December 31, 1999, compared to $2.2 million for the period January 15, 1998 (Inception) to December 31, 1998. The sales and marketing expense primarily consists of telemarketing, development of our brand awareness through promotional and advertising materials, and employee salaries and benefits.

         The increase in sales and marketing expense is attributable to our expanded sales and marketing efforts to increase our subscribers. We increased our telemarketing and advertising expenses in 1999 in connection with the introduction of our Z-Line Home Edition service. To meet the demands of our growth we increased our personnel in this department from approximately 10 at December 31, 1998 to approximately 20 at December 31, 1999. This increase is also attributable to the fact that marketing of our services did not begin in earnest until the fourth quarter of 1998. We intend to significantly increase our sales and marketing expenditures during the year 2000.

         RESEARCH AND DEVELOPMENT. Research and development expenditures decreased $1.1 million to $3.6 million for the year ended December 31, 1999, compared to $4.7 million, for the period January 15, 1998 (Inception) to December 31, 1998. Our research and development expenses consist primarily of software development costs and employee salaries and benefits. We adopted the provisions of Statement of Position (SOP) 98-1 "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," at the beginning of 1999. As a result, $4.8 million of our research and development costs relating to development of internal use software were capitalized for the year ended December 31, 1999, compared to $0 for the period January 15, 1998 (Inception) through December 31, 1998.

         In 1998, we expensed internal software development costs, as we were developing our Z-Line Anywhere and Z-Line Home Edition services and had not fulfilled the requirements for capitalization. The development of our Z-Line Home Edition, and the integration of our customer care and billing software required significant expenditures from employee compensation and outside consulting fees. These efforts were spent adding functionality and making significant enhancements to our technology. A portion of these services and purchases of software were capitalized in 1999 compared to 1998, as a result of the adoption of SOP 98-1 discussed in the prior paragraph, causing research and development expenses to decrease in 1999. We expect research and development costs to increase in the future as we improve and enhance our services.

         GENERAL AND ADMINISTRATIVE. General and administrative expense increased $10.7 million to $15.4 million for the year ended December 31, 1999, compared to $4.7 million for the period January 15, 1998 (Inception) to December 31, 1998. The increase in general and administrative expense was primarily due to increases in its primary components of employee salaries, temporary services, bad debt expense, and occupancy costs.

         We increased the number of employees in general and administrative functions to 83 employees at December 31, 1999, from 22 employees at December 31, 1998. We increased our provision for bad debts during 1999, primarily because of our increase in subscribers for the year. We have implemented revised credit policies and are closely monitoring collection procedures to help minimize these expenses in the future. We have increased our leased facilities utilized to meet our increased personnel and growing need for infrastructure to support our current and future needs. We anticipate general and administrative expenditures will continue to increase in the future as we increase our services and enter new states to meet the demands of our anticipated growth.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $3.1 million to $4.4 million for the year ended December 31, 1999, compared to $1.3 million for the period January 15, 1998 (Inception) through December 31, 1998. The increase was due to purchases of equipment, facilities, and the capitalized costs associated with internal software development totaling $21.2 million for the year-ended December 31, 1999, compared to $11.4 million for the period January 15, 1998 (Inception) through December 31, 1998. We expect depreciation and amortization to continue to increase significantly as we increase our capital expenditures.

         INTEREST INCOME. Interest income increased $0.4 million to $0.6 million for the year ended December 31, 1999, compared to $0.2 million for the period January 15, 1998 (Inception) through December 31, 1998. Interest income consists of income on our cash balances invested in short-term liquid investments. This increase was due primarily to the closing of two private securities offerings in 1999 and our initial public offering on December 15, 1999, which offering provided net proceeds of $109.1 million after underwriting discount and commissions. These transactions in 1999 provided for larger cash balances compared to 1998. We anticipate that our interest income will continue to increase, as we will benefit from the interest earned from our initial public offering proceeds.

         INTEREST EXPENSE. Interest expense increased $3.2 million to $3.4 million for the year ended December 31, 1999, compared to $0.2 million for the period January 15, 1998 (Inception) through December 31, 1998. Our interest expense is a result of the interest charge on our capital lease obligations. The increase in our interest expense is primarily a result of our payments on the CMB Capital, LLC sale-leaseback agreement. We anticipate a reduction in the amount of interest expense in the future due to the extinguishment of our CMB Capital, LLC $35.2 million revolving sale-leaseback credit facility on February 14, 2000.

         INCOME TAX EXPENSE. No provision for federal or state income taxes has been recorded due to the full valuation allowance recorded against the deferred tax asset for the year ended December 31, 1999 and the period January 15, 1998 (Inception) through December 31, 1998.

         NET LOSS. Our net loss increased $22.9 million to $36.0 million for the year ended December 31, 1999, compared to $13.1 million for the period January 15, 1998 (Inception) through December 31, 1998. This increase was due primarily to the increases in expenses described above.

         EBITDA. Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of evaluating a company's financial performance. While EBITDA is not a measure under generally accepted accounting principles, EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results. Our negative EBITDA increased $17.0 million to $28.9 million for the year ended December 31, 1999, compared to $11.9 million for the period January 15, 1998 (Inception) through December 31, 1998. We expect to experience increasing operating losses and negative EBITDA as result of our network development and the expansion of our markets and growth and expansion of operations.

 LIQUIDITY AND CAPITAL RESOURCES

         The competitive local telecommunications service business is traditionally considered to be a capital intensive business owing to the significant investments required in fiber optic communication networks and the collocation of switches and transmission equipment in incumbent local exchange carriers' central offices. Our network architecture is designed with remotely located points of presence, or Z-Nodes, that can be interconnected through local and long distance communications networks to the Z-Tel enterprise management center. We do not expect that the growth of our business will require the levels of capital investment in fiber optics and switches that existed in historical models. Instead, we will devote significant amounts of our capital resources to continued software development and to marketing efforts that we have designed to achieve rapid penetration of our target markets.

         We have incurred significant accumulated losses since our inception as a result of developing our business, research and development, building and maintaining network infrastructure and technology, sales and promotion of our services, and administrative expenditures. As of December 31, 1999, we had an accumulated deficit of $49.1 million and net operating loss carryforwards of $49.3 million for tax purposes. We have funded these expenditures primarily through operating revenues, private securities offerings, a sale-leaseback credit facility and an initial public offering of 6.9 million shares of common stock (including the underwriters' over-allotment option) that raised net proceeds of $109.1 million after underwriter discount and commissions. We intend to continue building our organization in anticipation of future growth and believe that our operating expenditures will also continue to increase. As of December 31, 1999, we had $101.7 million in cash and cash equivalents.

         NET CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities increased by $24.9 million to $32.7 million for the year ended December 31, 1999, compared to $7.8 million for the period January 15, 1998 (Inception) through December 31, 1998. This net change in cash used in operating activities from year to year primarily was affected by increasing net losses, and was offset partially by non-cash charges associated with bad debt expense, depreciation, and expenses from the granting of stock options.

         NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities decreased by $6.2 million to $5.2 million for the year ended December 31, 1999, compared to $11.4 million for the period January 15, 1998 (Inception) through December 31, 1998. For the year ended December 31, 1999, we invested $21.2 million in capital expenditures as compared to $11.4 million in the period January 15, 1998 (Inception) through December 31, 1998. These purchases were primarily for the following items:

     o    continued enhancement and improvement of our network;

     o employee compensation and outside consulting fees associated with the internal development and integration of our customer care and billing software; and

     o    the build-out of our headquarters in Tampa, Florida.

The significant increase in capital expenditures is a direct result of our rapid growth in subscribers and the need to build and purchase infrastructure to support our current and future needs. In 1998, we focused on product development and the establishment of our infrastructure, the operation of our technology and a network that primarily involved the purchases of equipment for our Z-Nodes. As noted in the discussion regarding research and development, pursuant to our adoption of Statement of Position 98-1 as of January 1, 1999, we capitalized $4.8 million of software development costs for the year ended December 31, 1999, compared to $0 during the period January 15, 1998 (Inception) through December 31, 1998. Capitalized software development costs, in conjunction with capital outlays, contributed to the increased capital expenditures. On March 15, 1999, we entered into a $35.2 million sale-leaseback facility agreement with CMB Capital, LLC to sell and lease back certain equipment, which provided $16.0 million in cash from investment activities for the year ended December 31, 1999.

         On February 14, 2000, we made a payment of $14.4 million to extinguish the outstanding CMB Capital, LLC debt. This was the repayment of transactions involving the sale and leaseback of various furniture and equipment payable over four years from the date of the transactions. This transaction resulted in $1.6 million of extraordinary loss, to be recorded in the first quarter of 2000, associated with the loss for the early extinguishment of debt and the expense relating to 115,500 stock warrants associated with the debt that was being expensed over the life of the lease. We expect cash used in investing activities to increase as we maintain and develop our network.

         NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities increased $104.4 million to $131.5 million for the year ended December 31, 1999, compared to $27.1 million for the period January 15, 1998 (Inception) through December 31, 1999. The overall increase is primarily attributable to our initial public offering on December 15, 1999 of 6.9 million shares of common stock (including the underwriters' over-allotment options) for net proceeds of $109.1 million after underwriter discount and commissions. Prior to our initial public offering, we raised $10.0 million and $15.0 million, respectively, through the offerings of our Series B and Series C preferred shares, compared with $15.0 million raised through a Series A preferred stock offering in 1998. The net increase of cash provided by financing activities was reduced by the payments of our long-term debt and payments on our capital lease obligations, in the amounts of $0.6 million and $2.0 million, respectively, in 1999, compared to $0.9 million and $24,000, respectively, in 1998.

         Our ongoing capital requirements will depend on several factors, including market acceptance of our services, the amount of resources we devote to investments in our networks, facilities, build-out of additional enterprise management centers, services development and brand promotions, the resources we devote to sales and marketing of our services, and other factors. We have experienced a substantial increase in our capital expenditures and operating losses since our inception consistent with the growth in our operations and staffing, and we anticipate that this will continue for the foreseeable future. Additionally, we expect to make additional investments in technologies and our network architecture, and plan to expand our sales and marketing programs and conduct more aggressive brand promotions. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities will use cash. Consequently, any such future growth will require us to obtain additional equity or debt financing which may not be available on attractive terms, or at all, or may be dilutive.

         See "Item 1. Business--Acquisition of Touch 1 Communications, Inc." for a discussion of our planned acquisition of Touch 1 Communications, Inc.

IMPACT OF THE YEAR 2000

         We did not experience any significant disruptions in its operations during the transition into the Year 2000. We believe we have completed necessary assessments, modifications or replacement and testing of systems critical for the delivery of our services. We believe our Year 2000 readiness objectives have been met. Because of these preparations, we did not experience any significant disruptions in our operations. We also prepared a contingency plan to mitigate potential adverse effects that might have arisen from non-compliant systems or third parties that had not adequately addressed the Year 2000 issue. While we did not experience any significant Year 2000 disruptions during the transition into the Year 2000, we will continue to monitor our operations and systems and address any date-related problems that may arise as the year progresses.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         The forward-looking statements in this document are based on the belief of our management, as well as assumptions made by and information currently available to our management. Forward-looking statements also may be included in other written and oral statements made or released by us. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but they do not predict or assure any future occurrence and may turn out to be wrong. Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not undertake any obligation to publicly update any forward-looking statements to reflect new information or future events or occurrences. These statements reflect our current views with respect to future events and are subject to risks and uncertainties about us, including, among other things:

         o our ability to market our services successfully to new subscribers;

         o     our ability to access markets and finance network developments;

         o     our enhancement and expansion;

         o     additions or departures of key personnel;

         o competition, including the introduction of new products or services by our competitors;

         o existing and future regulations affecting our business and our ability to comply with these regulations;

         o     technological innovations;

         o general economic and business conditions, both nationally and in the regions in which we operate; and

         o other factors described in this document, including those described in more detail below.

         We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.

RISKS RELATED TO OUR FINANCIAL CONDITION AND OUR BUSINESS

         LIMITED OPERATING HISTORY. We were formed in January 1998 and began offering telecommunications services to the public in September 1998. In addition, in June 1999, we began marketing our Z-Line Home Edition service in New York City and Long Island. We have had fewer than 17 months of actual marketing, sales and operational results. Our limited operating history and results make it very difficult to evaluate or predict our ability to, among other things, retain customers, generate and sustain a revenue base sufficient to cover our operating expenses, and to achieve profitability. As a result, we believe that our historical financial information is of little or no value in projecting our future results, making it even more difficult to evaluate our business and prospects.

         UNCERTAIN DEMAND. We initially began to market our products and services in September 1998. In June 1999, we focused our product offering on sales of our Z-Line Home Edition service. Our products and services represent an emerging sector of the telecommunications industry, and the demand for our services and our ability to retain customers over time are highly uncertain. Consumer acceptance of our products and services could be limited by:

         o the willingness of customers to accept Z-Tel as an alternative provider of local and long distance telephone services and of other enhanced, integrated services;

         o the presence and attractiveness of other enhanced telecommunications service offerings in our target markets;

         o     the perception of complexity in using our services;

         o     the reliability of our technology and network infrastructure;

         o     the quality of our customer service; and

         o     the prices of our services.

         We have determined that substantial marketing effort, time and expense are required to stimulate initial demand for our products and services. In addition, we have incurred and will continue to incur substantial operating expenses, have made, and will continue to make, significant capital investments and have entered or plan to enter into real property leases, equipment supply contracts and service arrangements, in each case based upon our expectations as to the market acceptance of our products and services. We cannot be certain that substantial markets will develop for our products and services, or, if such markets develop, that we will be able to attract and maintain a sufficient revenue-generating customer base to cover our operating expenses. Lack of acceptance of our services in our target markets would materially and adversely affect the commercial viability of our business, and as a consequence, the value of your investment.

         In addition, to maintain our competitive posture, we must be in a position to reduce the prices for our services in order to meet reductions in local and long distance rates, if any, offered by others. We cannot be sure that we will be able to match the reductions made by our competitors and, if we do, such reductions could have an adverse effect on our business, operating results and financial condition.

         EXPECTATION OF FUTURE LOSSES. Our product and service offerings are at an early stage, and we cannot be sure that sales of our products or services will generate revenues sufficient to cover our operating expenses. Even if our products and services prove to be commercially successful, our operations may not become profitable. Starting up our company and developing our communications technology required substantial capital and other expenditures and further development of our business will require significant additional expenditures.

         Since our inception in January 1998 through December 31, 1999, we have incurred accumulated losses of $49.1 million. We expect to continue to have significant operating losses and retained losses and will record significant negative net cash flow before financing for the foreseeable future.

         AVAILABILITY AND FAVORABLE PRICING OF UNBUNDLED NETWORK COMPONENTS. Our business strategy depends on a continued availability of unbundled network components and on existing and additional states maintaining and adopting favorable pricing rules for unbundled network components.

         The public utilities commissions of certain states have adopted pricing rules for unbundled network components. As a result of these regulatory initiatives, the Bell operating companies operating in those states are required to offer to competitive local exchange carriers such as us, at forward-looking, long-run incremental cost-based prices, the facilities and equipment and the features, functions and capabilities of their local exchange network on an unbundled basis. We have recently commenced operations in New York, Texas and Massachusetts using unbundled network components. However, given that the FCC order permitting unbundled network components is subject to further appeal, we cannot be certain that unbundled network components will continue to be available in their present form in those states or other states or that such other states will ever adopt favorable unbundled network components pricing. Further regulatory changes may adversely affect unbundled network components or our Z-Line Home Edition strategy. Our business model is based, in part, on availability and favorable pricing of the unbundled network components, and any adverse changes in the unbundled network elements platform regulatory or competitive environment could have a material adverse effect on our business, financial condition and results of operations.

         RAPID EXPANSION. We have rapidly expanded our operations since we were formed. We expect to grow our business rapidly in terms of the number of services we offer, the number of customers we serve and the regions we serve. We cannot assure you that we will successfully manage our efforts to:

         o     expand, train, manage and retain our employee base;

         o expand and improve our customer service and support systems and improve the performance of billing systems;

         o introduce and market new products and services in addition to Z-Line Home Edition and our other service offerings;

         o     enhance and upgrade the features of our software;

         o     capitalize on new opportunities in the competitive marketplace;
               and

         o     control our expenses.

         The strains posed by these demands are magnified by the start-up nature of our operations. If we cannot manage our growth effectively, our results of operations could be adversely affected.

         In order to increase our direct sales effort, we will need to significantly increase the size of our internal sales and marketing staff and will be required to obtain personnel who have experience in marketing services like ours. We cannot be certain that we will be able to identify and attract sufficient numbers of qualified personnel or that our sales and marketing organizations will successfully compete against the more extensive and well-funded sales and marketing organizations of many of our current and future competitors. Our inability to attract, recruit and retain sufficient or additional qualified personnel could have a material adverse effect on us.

         DIFFICULTIES IN EXPANDING NETWORK INFRASTRUCTURE. We must continue to develop, expand and adapt our network infrastructure as the number of our users and the amount of information they wish to access and transfer increases and as our customers' demands change. We cannot be sure that we will be able to develop, expand or adapt the network infrastructure to meet additional demand or our customers' changing requirements on a timely basis, at a commercially reasonable cost, or at all. If we fail to expand our network infrastructure on a timely basis or adapt it to either changing customer requirements or evolving industry standards, these failures could cause our business to perform poorly.

         ABILITY TO RESELL LONG DISTANCE SERVICES. We offer long distance telephone services as part of our service packages. We currently have agreements with various long distance carriers to provide transmission and termination services for all of our long distance traffic. These agreements generally provide for the resale of long distance services on a per-minute basis and contain minimum volume commitments. If we incur underutilization charges on rate increases, these charges or rate increases could adversely affect our operating results. In cases in which we have agreed to minimum volume commitments and fail to meet them, we will be obligated to pay underutilization charges.

         RISK OF SOFTWARE FAILURES AND ERRORS. The software that we use and the software that we have developed internally and are continuing to develop may contain undetected errors. Although we have extensively tested our software, errors may be discovered in the software during the course of its use. Any errors may result in partial or total failure of our network, loss or diminution in service delivery performance, additional and unexpected expenses to fund further product development or to add programming personnel to complete or correct development, and loss of revenue because of the inability of customers to use our products or services, which could adversely affect our business condition.

         PROTECTION OF PROPRIETARY TECHNOLOGY. We currently rely on a combination of copyright, trademark and trade secret laws and contractual confidentiality provisions to protect the proprietary information that we have developed. Our ability to protect our proprietary technology is limited, and we cannot assure you that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Also, we cannot be certain that the intellectual property that incumbent local exchange carriers or others claim to hold and that may be necessary for us to provide our services will be available on commercially reasonable terms. If we were found to be infringing upon the intellectual property rights of others, we might be required to enter into royalty or licensing agreements, which may be costly or not available on commercially reasonable terms. If successful, a claim of infringement against us and our inability to license the infringed or similar technology on terms acceptable to us could adversely affect our business.

         DEPENDENCE ON INFORMATION SYSTEMS. Our billing, customer service and management information systems are newly developed and we may face unexpected system difficulties which would adversely affect our service levels and, consequently, our business.

         Sophisticated information and processing systems are vital to our ability to monitor costs, render monthly invoices for services, process customer orders and achieve operating efficiencies. We rely on internal systems and third party vendors, some of which have a limited operating history, to provide our information and processing systems. If our systems fail to perform in a timely and effective manner and at acceptable costs, or if we fail to adequately identify all of our information and processing needs or if our related processing or information systems fail, these failures could have a material adverse effect on our business.

         In addition, our right to use third party systems is dependent upon license agreements. Some of these agreements are cancelable by the vendor, and the cancellation or nonrenewal of these agreements could seriously impair our ability to process orders or bill our customers. As we continue to provide local telephone service, the need for sophisticated billing and information systems will also increase significantly and we will have significant additional requirements for data interface with incumbent local exchange carriers and others. We cannot be certain that we will be able to meet these additional requirements.

         NETWORK FAILURE. The successful operation of our network will depend on a continuous supply of electricity at multiple points. Although the system that carries signals has been designed to operate under extreme weather conditions (including heavy rain, wind and snow), like all other telecommunications systems, our network could be adversely affected by such conditions. Our network, however, is equipped with a back-up power supply and our existing network operations center is equipped with both a battery back-up and an on-site emergency generator. If a power failure causes an interruption in our service, the interruption could negatively impact our operations.

         Our network also may be subject to physical damage, sabotage, tampering or other breaches of security (by computer virus, break-ins or otherwise) that could impair its functionality. In addition, our network is subject to unknown capacity limitations that may cause interruptions in service or reduced capacity for our customers. Any interruptions in service resulting from physical damage or capacity limitations could cause our systems to fail.

         NETWORK INTERCONNECTION. As a competitive provider of local telephone service, we must interconnect our network with the networks of incumbent local exchange carriers. We may not be able to obtain the interconnection we require at rates and on terms and conditions that permit us to offer services that are both competitive and profitable. In the event that we experience difficulties in obtaining high quality, reliable and reasonably priced services from other carriers, the attractiveness of our services is likely to be significantly impaired.

         DEPENDENCE ON LOCAL EXCHANGE CARRIERS. We rely on incumbent local exchange carriers to supply key unbundled components of their network infrastructure to us on a timely and accurate basis, and in the quantities and quality demanded by us. We may from time to time experience delays or other problems in receiving unbundled services or facilities which we request, and there can be no assurance that we will able to obtain such unbundled elements on the scale and within the time frames required by us. Any failure to obtain these components, services or additional capacity on a timely and accurate basis could adversely affect us.

         ANTICIPATED CAPITAL NEEDS. If we expand more rapidly than currently anticipated or if our working capital needs exceed our current expectations, we may need to raise additional capital from debt or equity sources. If we cannot obtain financing on acceptable terms or at all, we may be required to modify, delay or abandon our current business plan, which is likely to materially and adversely affect our business and, as a result, the value of our common stock.

         DEPENDENCE ON THIRD PARTY VENDORS. We currently purchase the majority of our telecommunications equipment as needed from third party vendors, including Excel Switching Corporation, Sonus Networks, Inc., Dialogic Communications Corporation, Compaq Computer Corporation, and Sun Microsystems, Inc. In addition, we currently license our software from third party vendors, including Oracle Corporation, INPRISE Corporation, NOVERA Corp., and Netscape Communications, Inc. We typically do not enter into any long-term agreements with our telecommunications equipment or software suppliers. Any reduction or interruption in supply from our equipment suppliers or failure to obtain suitable software licensing terms could have a disruptive effect on our business and could adversely affect our results of operations.

         DEPENDENCE ON MANAGEMENT AND KEY PERSONNEL. We depend on a limited number of key personnel who would be difficult to replace. If we lose the services of some of our key personnel, our business could suffer. We currently maintain a $5,000,000 key man life insurance policy on the life of Mr. D. Gregory Smith, our president, chief executive officer and chairman of the board. We also depend on a limited number of key management, sales, marketing and product development personnel to manage and operate our business. In particular, we believe that our success depends to a significant degree upon our ability to attract and retain highly skilled personnel, including our engineering and technical staff. If we are unable to attract and retain our key employees, the value of our common stock could suffer.

RISKS RELATED TO OUR INDUSTRY

         GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES. We are subject to varying degrees of federal, state, and local regulation. In states where we will provide intrastate services, we generally will be subject to state certification or registration and tariff-filing requirements. Delays in obtaining the required state regulatory approvals may have a material adverse effect on our business. Challenges to our tariffs by third parties could cause us to incur substantial legal and administrative expenses.

         We must also comply with various state and federal obligations that are subject to change, such as the duty to contribute to universal service subsidies, the impact of which we cannot yet fully assess. While we do not believe that compliance with federal and state reporting and regulatory requirements will be burdensome, our failure to do so may result in fines or other penalties being imposed on us, including loss of certification to provide services.

         Decisions of the FCC and state regulatory commissions providing incumbent local exchange carriers with increased flexibility in how they price their services and with other regulatory relief, could have a material adverse effect on our business and that of other competitive local exchange carriers. Future regulatory provisions may be less favorable to competitive local exchange carriers and more favorable to their competitors. If incumbent local exchange carriers are allowed by regulators to lower their rates, engage in substantial volume and term discount pricing practices for their customers, or charge competitive local exchange carriers higher fees for interconnection to the incumbent local exchange carriers' networks, our business, operating results and financial condition could be materially adversely affected. Incumbent local exchange carriers may also seek to delay competitors through legal or regulatory challenges, or by recalcitrant responses to requirements that they open their markets through interconnection and unbundling of network elements. Our legal and administrative expenses may be increased because of our having to actively participate in rate cases filed by incumbent local exchange carriers, in which they seek to increase the rates they can charge for the unbundled network element platform components. Our profitability may be adversely affected if those carriers prevail in those cases. Pending court cases, in which certain provisions of the Telecommunications Act of 1996 will be conclusively interpreted, may increase the cost of unbundled network elements to us.

         COMPETITION. The telecommunications and information services markets are intensely competitive and rapidly evolving. We expect competition to increase in the future. Many of our potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than us. The principal competitive factors affecting our business operations will be price, the desirability of our service offering, quality and reliability of our services, innovation and customer service. Our ability to compete effectively will depend upon our ability to maintain high quality, market-driven services at prices generally equal to or below those charged by our competitors. This competition could materially adversely affect our business, financial condition and results of operations.

         We face competition from a variety of participants in the telecommunications market. The largest competitor for local service in each market in which we compete is the incumbent local exchange carrier serving that market. Incumbent local exchange carriers have established networks, long-standing relationships with their customers, strong political and regulatory influence, and the benefit of state and federal regulations that, until recently, favored incumbent local exchange carriers. In the local exchange market, the incumbent local exchange carriers continue to hold near-monopoly positions. The long distance telecommunications market in which we compete has numerous entities competing for the same customers and a high average churn rate as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives.

         Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. We will face competition from large interexchange carriers. Other competitors are likely to include incumbent local exchange carriers providing out-of-region (and, with the removal of regulatory barriers, in-region) long distance services, other incumbent local exchange carriers, other competitive local exchange carriers, cable television companies, electric utilities, wireless telephone system operators, microwave and satellite carriers and private networks owned by large end users.

         The Telecommunications Act of 1996 facilitates such entry by requiring incumbent local exchange carriers to allow competing providers to acquire local services at wholesale prices for resale and to purchase unbundled network elements at cost-based prices. A continuing trend toward combinations and strategic alliances in the telecommunications industry, including potential consolidation among incumbent local exchange carriers or competitive local exchange carriers, or transactions between telephone companies and cable companies outside of the telephone company's service area, or between interexchange carriers and competitive local exchange carriers, could give rise to significant new competitors.

         The enhanced and information services markets are also highly competitive and we expect that competition will continue to intensify. Our competitors in these markets will include information service providers, telecommunications companies, on-line services providers and Internet service providers.

         UNAUTHORIZED TRANSACTIONS; THEFT OF SERVICES. We may be the victim of fraud or theft of service. From time to time, callers have obtained our services without rendering payment by unlawfully using our access numbers and personal identification numbers. We attempt to manage these theft and fraud risks through our internal controls and our monitoring and blocking systems. If these efforts are not successful, the theft of our services may cause our revenue to decline significantly.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We currently have instruments sensitive to market risk relating to exposure to changing interest rates and market prices. We do not enter into financial instruments for trading or speculative purposes and do not currently utilize derivative financial instruments. Our operations are conducted primarily in the United States and as such are not subject to material foreign currency exchange rate risk.

         The fair value of our investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of our investment portfolio.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES


TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                            PAGE

Report of Independent Certified Public Accountants                          F-1

Consolidated Financial Statements:

     Consolidated Balance Sheets                                            F-2

     Consolidated Statements of Operations                                  F-3

     Consolidated Statements of Changes in Stockholders' Equity (Deficit)   F-4

     Consolidated Statements of Cash Flows                                  F-5

     Notes to Consolidated Financial Statements                             F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Z-Tel Technologies, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Z-Tel Technologies, Inc. and its Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and the period from January 15, 1998 (Inception) through December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Tampa, Florida
February 15, 2000

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                        1999                    1998

ASSETS
Current assets:
    Cash and cash equivalents                                                        $ 101,657,000      $   7,973,000
    Accounts receivable, net of allowance for doubtful
         accounts of approximately $408,000 at December 31,
         1998 and $54,000 at December 31, 1999                                           4,245,000             15,000
    Prepaid expenses and other current assets                                            2,304,000            423,000
                                                                                     -------------      -------------
      Total current assets                                                             108,206,000          8,411,000

Property and equipment, net                                                             28,549,000         11,710,000
Other                                                                                      922,000            153,000
                                                                                     -------------      -------------

         Total assets                                                                $ 137,677,000      $  20,274,000
                                                                                     =============      =============

LIABILITIES, MANDATORILY CONVERTIBLE REDEEMABLE PREFERRED
      STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued liabilities                                         $   9,165,000      $   4,402,000
    Current portion of long-term debt
         and capital lease obligations                                                   3,726,000            681,000
                                                                                     -------------      -------------
      Total current liabilities                                                         12,891,000          5,083,000

Long-term debt and capital lease obligations                                            10,408,000             43,000
                                                                                     -------------      -------------

         Total liabilities                                                              23,299,000          5,126,000
                                                                                     -------------      -------------

Mandatorily convertible redeemable preferred stock, $.01 par value; 50,000,000 shares authorized; 9,523,869 issued and outstanding (aggregate liquidation
      value of approximately $15,154,000 at December 31, 1998)                                --           15,154,000
                                                                                     -------------      -------------

Commitments and contingencies (Notes 6, 7 and 14)

Stockholders' equity (deficit):
    Common stock, $.01 par value; 150,000,000
         shares authorized; 32,159,911 and 14,411,100 shares issued; 31,880,236
         and 14,411,100 outstanding, respectively                                          322,000            144,000
    Notes receivable from stockholders                                                  (1,683,000)        (3,329,000)
    Unearned stock compensation                                                         (2,487,000)          (192,000)
    Additional paid-in capital                                                         167,637,000         16,493,000
    Accumulated deficit                                                                (49,093,000)       (13,122,000)
    Treasury stock, 279,675 shares at cost                                                (318,000)              --
                                                                                     -------------      -------------

      Total stockholders' equity (deficit)                                             114,378,000             (6,000)
                                                                                     -------------      -------------

         Total liabilities, mandatorily convertible
             redeemable preferred stock and
             stockholders' equity (deficit)                                          $ 137,677,000      $  20,274,000
                                                                                     =============      =============

       The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                               PERIOD
                                                                          JANUARY 15, 1998
                                                       YEAR ENDED           (INCEPTION)
                                                      DECEMBER 31,        THROUGH DECEMBER 31,
                                                          1999                   1998
                                                      ------------        -------------------
Revenues                                              $  6,615,000           $    140,000
                                                      ------------           ------------
Operating expenses:
    Network operations                                   7,942,000                382,000
    Sales and marketing                                  8,588,000              2,201,000
    Research and development                             3,562,000              4,728,000
    General and administrative                          15,379,000              4,718,000
    Depreciation and amortization                        4,372,000              1,283,000
                                                      ------------           ------------

      Total operating expenses                          39,843,000             13,312,000
                                                      ------------           ------------

      Operating loss                                   (33,228,000)           (13,172,000)
                                                      ------------           ------------
Nonoperating income (expense):
    Interest income                                        608,000                228,000
    Interest expense                                    (3,351,000)              (178,000)
                                                      ------------           ------------

      Total nonoperating income (expense)               (2,743,000)                50,000
                                                      ------------           ------------

      Net loss                                         (35,971,000)           (13,122,000)

      Less mandatorily convertible redeemable
           preferred stock dividends                    (1,654,000)              (190,000)
                                                      ------------           ------------

      Net loss attributable to common stockholders    $(37,625,000)          $(13,312,000)
                                                      ============           ============

Weighted average common shares outstanding              15,099,359              6,554,499
                                                      ============           ============

Basic and diluted net loss per share                  $      (2.49)          $      (2.03)
                                                      ============           ============

       The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------



                                                        COMMON STOCK               NOTES RECEIVABLE     UNEARNED
                                               --------------------------------          FROM             STOCK
                                                   SHARES            PAR VALUE       STOCKHOLDERS      COMPENSATION
                                               -------------      -------------    ----------------    -------------
Balances, January 15, 1998 (Inception)              --            $        --       $        --        $        --
Issuance of common stock                           9,703,100             97,000        (3,329,000)
Conversion of note payable and
      accrued interest to common stock             4,708,000             47,000
Grant of stock options
      below intrinsic value                                                                                 (281,000)
Vesting of stock options
      granted below intrinsic value                                                                           89,000
Accrued dividend on preferred stock
Net loss
                                               -------------      -------------     -------------      -------------
Balances, December 31, 1998                       14,411,100            144,000        (3,329,000)          (192,000)

Issuance of common stock in Initial
       Public Offering, net of underwriter
      discount and commissions                     6,900,000             69,000
Cost of issuance of common stock in
      Initial Public Offering
Issuance of common stock
      for exercise of stock options                  306,555              3,000
Issuance of common stock
      in exchange for services rendered               55,000              1,000
Issuance of common stock to
      purchase assets                                 11,000
Conversion of preferred stock to
      common stock                                10,476,256            105,000
Grant of stock options
      below intrinsic value                                                                               (3,225,000)
Vesting of stock options granted
      below intrinsic value                                                                                  930,000
Treasury stock received upon
      cancellation of notes receivable
      from stockholder                              (279,675)                             318,000
Repayment of stockholders' notes                                                        1,222,000
Forgiveness of stockholder's note                                                         106,000
Accrued dividend on preferred stock
Net loss
                                               -------------      -------------     -------------      -------------
Balances, December 31, 1999                       31,880,236      $     322,000     $  (1,683,000)     $  (2,487,000)
                                               =============      =============     =============      =============


                                                ADDITIONAL                                                  TOTAL
                                                  PAID-IN         ACCUMULATED          TREASURY         STOCKHOLDERS'
                                                  CAPITAL           DEFICIT              STOCK          EQUITY (DEFICIT)
                                               -------------      -------------      -------------      ----------------
Balances, January 15, 1998 (Inception)         $        --        $        --        $       --         $        --
Issuance of common stock                          10,929,000                                                7,697,000
Conversion of note payable and
      accrued interest to common stock             5,473,000                                                5,520,000
Grant of stock options
      below intrinsic value                          281,000
Vesting of stock options
      granted below intrinsic value                                                                            89,000
Accrued dividend on preferred stock                 (190,000)                                                (190,000)
Net loss                                                            (13,122,000)                          (13,122,000)
                                               -------------      -------------      -------------      -------------
Balances, December 31, 1998                       16,493,000        (13,122,000)             --                (6,000)

Issuance of common stock in Initial
       Public Offering, net of underwriter
      discount and commissions                   109,020,000                                              109,089,000
Cost of issuance of common stock in
      Initial Public Offering                     (1,693,000)                                              (1,693,000)
Issuance of common stock
      for exercise of stock options                  535,000                                                  538,000
Issuance of common stock
      in exchange for services rendered              299,000                                                  300,000
Issuance of common stock to
      purchase assets                                 60,000                                                   60,000
Conversion of preferred stock to
      common stock                                39,809,000                                               39,914,000
Grant of stock options
      below intrinsic value                        4,768,000                                                1,543,000
Vesting of stock options granted
      below intrinsic value                                                                                   930,000
Treasury stock received upon
      cancellation of notes receivable
      from stockholder                                                                    (318,000)              --
Repayment of stockholders' notes                                                                            1,222,000
Forgiveness of stockholder's note                                                                             106,000
Accrued dividend on preferred stock               (1,654,000)                                              (1,654,000)
Net loss                                                            (35,971,000)                          (35,971,000)
                                               -------------      -------------      -------------      -------------
Balances, December 31, 1999                    $ 167,637,000      $ (49,093,000)     $    (318,000)     $ 114,378,000
                                               =============      =============      =============      =============

       The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                                              PERIOD
                                                                                         JANUARY 15, 1998
                                                                            YEAR ENDED      (INCEPTION)
                                                                           DECEMBER 31,  THROUGH DECEMBER 31,
                                                                               1999              1998
                                                                          -------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $ (35,971,000)    $ (13,122,000)
                                                                          -------------     -------------
Adjustments to reconcile net loss to net cash used in
      operating activities:
    Depreciation and amortization of fixed assets                             4,372,000         1,283,000
    Interest expense on capital lease obligation discount                     2,192,000              --
    Provision for bad debts                                                     958,000            54,000
    Expense charged for granting of stock options                               387,000            89,000
    Expense charged for granting of stock for services                          300,000              --
    Interest expense converted to common stock                                     --             170,000
    Change in operating assets and liabilities:
      Increase in accounts receivable                                        (5,188,000)          (69,000)
      Increase in prepaid expenses and other current assets                  (1,881,000)         (423,000)
      Increase in other assets                                                 (769,000)         (153,000)
      Increase in accounts payable and accrued liabilities                    2,919,000         4,402,000
                                                                          -------------     -------------
         Total adjustments                                                    3,290,000         5,353,000
                                                                          -------------     -------------
         Net cash used in operating activities                              (32,681,000)       (7,769,000)
                                                                          -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                     (21,151,000)      (11,393,000)
    Proceeds from sale and leaseback transaction                             15,969,000              --
                                                                          -------------     -------------
         Net cash used in investing activities                               (5,182,000)      (11,393,000)
                                                                          -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of notes payable                                        --           5,350,000
    Proceeds from issuance of mandatorily
         convertible redeemable preferred stock                              24,950,000        14,964,000
    Proceeds from issuance of initial public offering, net underwriter
         discount and commissions                                           109,089,000              --
    Payment of issuance cost of initial public offering                      (1,693,000)             --
    Proceeds from exercise of stock options                                     538,000         7,697,000
    Proceeds from notes receivable                                            1,222,000              --
    Payments on long-term debt obligations                                     (565,000)         (852,000)
    Payments on capital lease obligations                                    (1,994,000)          (24,000)
                                                                          -------------     -------------
         Net cash provided by financing activities                          131,547,000        27,135,000
                                                                          -------------     -------------
Net increase in cash and cash equivalents                                    93,684,000         7,973,000
Cash and cash equivalents, beginning of period                                7,973,000              --
                                                                          -------------     -------------

Cash and cash equivalents, end of period                                  $ 101,657,000     $   7,973,000
                                                                          =============     =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                $   1,130,000     $       8,000
                                                                          =============     =============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Property and equipment acquired under capital lease obligations       $  15,944,000     $      95,000
    Property and equipment acquired with long-term debt                   $        --       $   1,505,000
    Conversion of note payable and accrued interest to common stock       $        --       $   5,520,000
    Increase in additional paid-in capital for stock options granted      $   5,064,000     $     281,000
    Net increase in unearned stock compensation for stock options
    granted                                                               $   2,295,000     $     192,000
    Accrued dividends on preferred stock                                  $   1,654,000     $     190,000
    Notes receivable issued for common stock                              $        --       $   3,329,000
    Forgiveness of note receivable issued for common stock                $    (106,000)    $        --
    Common stock issued for purchase of assets                            $      60,000     $        --
    Treasury stock received upon cancellation of note receivable
         for common stock                                                 $    (318,000)    $        --
    Conversion of preferred stock to common stock                         $  39,914,000     $        --

       The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   NATURE OF BUSINESS

     DESCRIPTION OF BUSINESS

     Z-Tel Technologies, Inc. and subsidiaries ("Z-Tel" or the "Company") incorporated in Delaware on January 15, 1998 as Olympus Telecommunications Group, Inc. In March 1998, Olympus Telecommunications Group, Inc. changed its name to Z-Tel Technologies, Inc. The Company has seven wholly owned subsidiaries: Z-Tel Communications, Inc., Z-Tel Business Networks, Inc., Z-Tel Holdings, Inc., Z-Tel Communications of Virginia, Inc., Z-Tel, Inc., Z-Tel Network Services, Inc. and Tiger Acquisition Corporation. Z-Tel Technologies, Inc. is the parent company, and has no other operations. Z-Tel Communications, Inc. is the operating entity. The remaining subsidiaries have no significant operations.

     Z-Tel is an emerging provider of advanced, integrated telecommunications services targeted primarily to residential subscribers. The Company offers local and long distance telephone services in combination with enhanced communication features accessible through the telephone or the Internet. The Company began offering an access card service in 1998, similar to the Company's current Z-Line Anywhere service. In addition, the Company began offering Z-Line Home Edition service in New York in June 1999, and Texas in December of 1999.

     STOCK SPLIT

     The Company's Board of Directors authorized an 11 for 10 stock split on November 19, 1999, which was effected in the form of a 10% stock dividend. All common share amounts have been adjusted to give effect to this split.

     INITIAL PUBLIC OFFERING

     On December 15, 1999, the Company filed its initial public offering (IPO) of 6,900,000 shares (including the underwriters' over-allotment option) of its common stock at $17.00 per share. Net proceeds to the Company aggregated approximately $109,089,000 after underwriter discount and commissions. All of the mandatorily convertible redeemable preferred stock outstanding at the date of the IPO was converted into 10,476,256 shares of common stock as of the closing date of the offering.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consist primarily of prepaid maintenance and support contracts and advances to suppliers.

     PROPERTY AND EQUIPMENT

     Property and equipment are recorded at historical cost. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized. Upon the sale or other disposition of property, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recognized in operations. Depreciation and amortization is provided on a straight-line basis over the following estimated useful lives:

                                                         YEARS

                Switching equipment                        5
                Computer equipment                         5
                Software                                   3
                Furniture and office equipment          5-10
                Leasehold improvements                  3-10

     ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires computer software costs related to internal software that is incurred in the preliminary project stage to be expensed as incurred. When the capitalization criteria of SOP 98-1 have been met, costs of developing or obtaining internal-use computer software are capitalized. The Company capitalized approximately $4,794,000 of internally developed software for the year ended December 31, 1999. Internal use software is included as a component of property and equipment on the consolidated balance sheet.

     LONG-LIVED ASSETS

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows. The Company has recognized no impairment losses.

     INCOME TAXES

     The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reported amounts at each year-end based on enacted laws and statutory rates applicable to the periods in which

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     differences are expected to affect taxable income. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

     STOCK-BASED COMPENSATION

     The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, entities recognize as expense, over the vesting period, the fair value of all stock-based awards on the date of the grant. The Company continues to apply the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and provide pro forma net income and earnings per share disclosures for grants made as if the fair value method defined in SFAS No. 123 had been applied. The Corporation has elected to apply the provisions of APB Opinion No. 25 and consequently recognizes compensation expense over the vesting period for grants made to employees and directors only if, on the date of grant, the market price of the underlying stock option exceeds the exercise price. For stock options granted to non-employees, SFAS No. 123 requires entities to recognize as an expense, over the vesting period, the fair value of the options.

     REVENUE RECOGNITION

     Revenues are recognized when earned. Revenues related to long distance service charges are billed monthly in arrears and the associated revenues are recognized in the month of service. In June 1999, the Company began offering its local service, Z-Line Home Edition, to consumers. Charges for this service are billed monthly in advance and the Company recognizes revenues for this service ratably over the service period, which management believes approximates the actual provision of services.

     ADVERTISING

     Advertising costs are expensed as incurred. Included in sales and marketing expenses are advertising costs of approximately $7,122,000 and $592,000 for the year ended December 31, 1999 and the period January 15, 1998 (Inception) through December 31, 1998, respectively.

     COSTS OF START-UP ACTIVITIES

     The Company expenses the costs of start-up activities as incurred.

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents in financial institutions considered by management to be high quality. The Company maintains cash balances at financial institutions in excess of the $100,000 insured by the Federal Deposit Insurance Corporation
     (FDIC). The Company has approximately $99 million invested in interest bearing money market and short-term fixed income investments that are not insured by the FDIC. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash balances. During the normal course of business, the Company extends credit to customers residing in the United States.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     SEGMENT REPORTING

     Statement of Financial Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that the Company report financial and descriptive information about reportable segments, and how these segments were determined. The Company operated during fiscal year 1999 and the period January 15, 1998 (Inception) through December 31, 1998 in a single segment. The Company determines the allocation and performance of resources based on total operations. Based on these factors, management has determined that the Company operates as one segment as defined by SFAS No. 131.

     FINANCIAL INSTRUMENTS

     The recorded amounts of cash and cash equivalents approximate fair value due to the short-term nature of these instruments. The Company has determined that due to the interest rates and short-term nature of the capital lease obligation, the fair value approximates the value recorded.

     MANAGEMENT'S USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     NEW ACCOUNTING PRONOUNCEMENTS

     On November 24, 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 100 ("SAB 100"), "Restructuring and Impairment Charges." SAB 100 provides the SEC staff's views regarding the accounting for and disclosure of certain expenses commonly reported in connection with exit activities and business combinations. The Company does not anticipate that SAB 100 will have a material impact on the consolidated financial statements.

     On December 3, 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." While not intended to change current literature related to revenue recognition, SAB 101 provides additional guidance on revenue recognition policies and procedures. The Company believes that its current accounting policies and procedures related to revenue recognition comply with SAB 101.

     RECLASSIFICATION

     Certain amounts in the December 31, 1998 financial statements have been reclassified to conform with the December 31, 1999 presentation.

3.   PROPERTY AND EQUIPMENT

     At the respective dates, property and equipment consist of the following:

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                           1999           1998

     Switching equipment                               $11,018,000    $ 6,672,000
     Computer equipment                                  9,237,000      2,898,000
     Software                                           10,820,000      2,984,000
     Furniture and office equipment                      1,078,000        254,000
     Leasehold improvements                                235,000        185,000
     Construction-in-progress                            1,815,000
                                                       -----------    -----------
                                                        34,203,000     12,993,000
     Less accumulated depreciation and amortization      5,654,000      1,283,000
                                                       -----------    -----------
                                                       $28,549,000    $11,710,000
                                                       ===========    ===========

     Depreciation and amortization expense related to property and equipment amounted to approximately $1,999,000 and $2,373,000, respectively, for the year ended December 31, 1999 and approximately $586,000 and $697,000, respectively, for the period January 15, 1998 (Inception) through December 31, 1998.

     At the respective dates, assets acquired under capital leases, included in property and equipment, consist of the following:

                                                           1999           1998

     Switching equipment                               $10,778,000    $      --
     Computer equipment                                  4,868,000           --
     Furniture and office equipment                        298,000         95,000
                                                       -----------    -----------
                                                        15,944,000         95,000
     Less accumulated depreciation and amortization      3,070,000          8,000
                                                       -----------    -----------
                                                       $12,874,000    $    87,000
                                                       ===========    ===========


     In March 1999, the Company entered into an agreement with CMB Capital, LLC (a wholly owned entity of a shareholder of the Company) to sell and lease-back certain equipment. This agreement allowed for a sale and lease-back of up to $35.2 million of certain equipment with revolving terms of 48 months and approximate effective interest rates ranging from 10.0% to 19.5%. Included in this agreement was a stock warrant to purchase 521,832 shares of common stock at $3.37 per share. The Company accounted for the warrant granted in accordance with SFAS No. 123, recognizing costs associated with the grant equal to the fair value of the warrant. The Company has recorded the fair value of the warrant as a commitment fee associated with the capital lease obligation and included it as part of minimum lease payments.

     The warrant expires on March 2009. For the year ended December 31, 1999, the Company sold and leased-back certain equipment, receiving proceeds under this agreement of approximately $16.0 million. No gain or loss was recognized on the sale of these assets. At December 31, 1999, the Company had approximately $19.2 million available under this agreement for future sale and leaseback transactions. The assets of the Company collateralize these leases.

     In November 1999, the Company entered into an agreement with CMB Capital, LLC to restructure the terms of the leasing facility to allow for the early payment of the facility. The

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Company granted warrants for 115,500 shares of common stock at $7.27 per share. The Company repaid the entire facility subsequent to December 31, 1999, as described in Note 14.

4.   OTHER ASSETS

     At the respective dates, other assets consist of the following:

                                                1999        1998

     Certificate of deposit, restricted       $500,000    $   --
     Interest receivable from stockholders     205,000      85,000
     Deposits                                  217,000      68,000
                                              --------    --------
                                              $922,000    $153,000
                                              ========    ========

     The certificate of deposit is pledged as collateral on an outstanding letter of credit in the amount of $500,000 related to lease obligations on one of the Company's office spaces.

5.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     At the respective dates, accounts payable and accrued liabilities consist of the following:


                                                1999          1998

     Trade accounts payable                        $5,177,000    $4,263,000
     Deferred revenue                                 517,000          --
     Accrued payroll and related liabilities          744,000       106,000
     Dividend payable to preferred shareholders     1,844,000          --
     Accrued rent                                     441,000          --
     Other accrued liabilities                        442,000        33,000
                                                   ----------    ----------
                                                   $9,165,000    $4,402,000
                                                   ==========    ==========

6.   LONG-TERM DEBT AND LEASES

     LONG-TERM DEBT

     During 1998, the Company financed the purchase of certain assets with a note payable. At December 31, 1999 and December 31, 1998, the balance of this note was approximately $88,000 and $653,000, respectively. The note bears interest at approximately 10.0% and is payable in the year 2000. The assets purchased collateralize the note.

     OPERATING LEASES

     The Company has entered into various non-cancelable operating leases for equipment and office space with monthly payments through the year 2009. Included in general and administrative expense is rental expense relating to operating leases of approximately $1,606,000 and $198,000 for the year ended December 31, 1999 and the period January 15, 1998 (Inception) through December 31, 1998, respectively.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     CAPITAL LEASES

     The Company has entered into various capital lease obligations, with effective interest rates ranging from 10.0% to 19.5%, with monthly payments through the year 2003.

     Future minimum lease payments under non-cancelable operating and capital leases and long-term debt as of December 31, 1999 are as follows:

                                                                                    CAPITAL
                                                                    OPERATING        LEASE        LONG-TERM
YEAR ENDING DECEMBER 31,                                             LEASES        OBLIGATIONS       DEBT
                                                                   ------------   --------------  ---------
     2000                                                          $ 1,004,000    $   5,285,000   $ 88,000
     2001                                                            1,320,000        5,266,000        --
     2002                                                            1,183,000        5,247,000        --
     2003                                                            1,214,000        2,309,000        --
     2004                                                            1,256,000             --          --
                                                                   -----------    -------------   --------
                                                                     5,977,000       18,107,000     88,000
     Less amount representing estimated executory
     costs (taxes, etc.), including profit thereon,
     included in total minimum lease payments                             --          1,206,000        --
                                                                   -----------    -------------   --------

     Net minimum payments                                         $ 5,977,000       16,901,000    $ 88,000
                                                                  ===========                     ========

     Less amount representing interest on obligations under capital lease            2,855,000
                                                                                  ------------

     Present value of minimum lease payments (including approximately
           $3,638,000 due within one year)                                        $ 14,046,000
                                                                                  ============


     As discussed in Note 14, On February 14, 2000 the Company paid $14,365,000 in fulfillment of the capital lease obligations outstanding.

7.   COMMITMENTS AND CONTINGENCIES

     The Company has disputed billings and access charges from certain inter-exchange carriers (IXCs) and incumbent local exchange carriers (ILECs). The Company contends the invoicing of billings and access charges are not in accordance with the interconnection, service level, or tariff agreements entered between the Company and certain IXCs and ILECs. The Company has not paid for a portion of these disputes and management believes that the Company will prevail in these disputes. At December 31, 1999, the disputed amounts recognized were approximately $2,300,000.

     The Company is involved in certain legal actions and claims arising in the ordinary course of its business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on the Company's financial position, results of operations, or cash flows. The Company is also aware of a threatened claim from a third party primarily involving allegations of improper use of trade secrets. No legal action has commenced related to this alleged claim, which the Company believes is without merit. Should any legal action result, the Company intends to vigorously defend its position.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.   INCOME TAXES

     For the year ended December 31, 1999 and the period January 15, 1998 (Inception) through December 31, 1998, no benefit for federal or state income taxes has been recorded due to the full valuation allowance recorded against the deferred tax asset.

     As of December 31, 1999 and 1998, the Company had a net operating loss of approximately $49,320,000 and $12,700,000, respectively, available to reduce future federal income taxes. This net operating loss carryforward will begin to expire in 2018 and is subject to limitation in any given year in the event of certain changes in ownership, as set forth in the Internal Revenue Code Section 382 and related Treasury Regulations.

     The tax effect of the temporary differences that gave rise to the deferred tax balances at the respective dates were the following:

                                       1999             1998
                                   ------------     ------------
Current deferred tax assets:
    Accounts receivable            $    155,000     $     20,000
                                   ------------     ------------

Noncurrent deferred tax assets:
    Net operating loss               18,742,000        4,827,000
    Fixed assets                       (876,000)          70,000
    Deferred compensation               295,000           34,000
    Other                               292,000           22,000
                                   ------------     ------------
                                     18,453,000        4,953,000
                                   ------------     ------------

Deferred tax assets                  18,608,000        4,973,000
Valuation allowance                 (18,608,000)      (4,973,000)
                                   ------------     ------------
                                   $         --     $        --
                                   ============     ============

     The Company provides a valuation allowance against net deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The net deferred tax asset at December 31, 1999 and 1998 has been offset by the establishment of a valuation allowance for the full amount of the deferred tax asset.

     The following table summarizes, at the respective dates, the approximate differences between the actual tax provision and amounts obtained by applying the statutory U.S. federal income tax rate of 35% to the income
     (loss) before income taxes.

                                                       1999             1998

Statutory provision/(benefit)                     $(12,590,000)    $ (4,592,000)
State taxes net of federal provision/(benefit)      (1,045,000)        (381,000)
                                                  ------------     ------------
                                                   (13,635,000)      (4,973,000)
Change in valuation allowance                       13,635,000        4,973,000
                                                  ------------     ------------
                                                  $      --        $       --
                                                  ============     ============

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   COMMON STOCK

     In connection with the closing of the IPO, the Company amended its Articles of Incorporation to provide the authority to issue 150,000,000 shares of common stock and 50,000,000 shares of preferred stock, both with a $.01 par value.

     No dividends on common stock have been declared by the board of directors since January 15, 1998 (Inception).

10.  MANDATORILY CONVERTIBLE REDEEMABLE PREFERRED STOCK

     During 1998, the Company amended its articles of incorporation to authorize the issuance of up to 5,930,749 shares of Series A mandatorily convertible redeemable preferred stock (Series A Preferred) and 1,338,208 shares of Series B mandatorily convertible redeemable preferred stock (Series B Preferred), both with a $.01 par value.

     In November 1998, the Company closed a private placement of 2,695,795 shares of Series A Preferred and 1,338,208 shares of Series B Preferred, receiving aggregate net proceeds of approximately $15 million.

     During 1999, the Company amended its articles of incorporation to reduce the authorized shares of its Series A Preferred from 5,930,749 to 2,695,795 and increase the authorized shares of its Series B Preferred from 1,338,208 to 4,034,003. In September 1999, the Company closed a private placement of 2,695,795 shares of Series B mandatorily convertible redeemable preferred stock. The Company received aggregate net proceeds of approximately $10 million from this placement.

     In October 1999, the Company amended its articles of incorporation to authorize the issuance of up to 2,794,800 shares of its Series C mandatorily convertible redeemable stock (Series C Preferred). The Company closed a private placement of 2,794,800 shares of Series C Preferred stock. The Company received aggregate net proceeds of approximately $15 million from this placement.

     The preferred stock issues yielded 8% cumulative dividends, which amounted to approximately $1,654,000 and $190,000 at December 31, 1999 and 1998, respectively. In January of 2000, the Company paid approximately $1,844,000 to the preferred shareholders in satisfaction of the 8% cumulative dividend as all shares were converted to common stock.

     In December 1999, in connection with the closing of the Company's IPO, all of the mandatorily convertible redeemable preferred stock outstanding was converted into 10,476,256 shares of common stock.

     In 1998 and 1999, the Company did not comply with certain provisions of the Series A Preferred private placement agreement relating to the issuance of financial statements to the stockholders within a certain time frame. The Company obtained a waiver from the stockholders relating to

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     these provisions in 1998. In December 1999, these provisions and a put agreement expired as a result of the conversion of the Series A and B Preferred to common stock.

11.  RELATED PARTY TRANSACTIONS

     During 1998, various executives of the Company issued full recourse promissory notes, totaling approximately $3.3 million, to the Company in connection with the purchase of 2,929,575 shares of common stock. The accompanying consolidated financial statements include the notes as a decrease in stockholders' equity. The outstanding notes receivable at December 31, 1999 and 1998 are approximately $1,683,000 and $3,329,000, respectively. The principal balance of the notes and the related accrued interest (8% per annum) are due December 31, 2001. The notes are collateralized by the shares of common stock acquired with the notes, and those shares are held in escrow by the Company. Interest income on these notes receivable was $251,000 and $85,000 in 1999 and 1998, respectively.

     During 1998, an executive loaned the Company approximately $5.35 million with interest at a rate of 8% per year until paid. In August 1998, the Company issued 4,708,000 shares of common stock to the executive in satisfaction of the debt and accrued interest payable of $170,000.

     In September 1999, the Company cancelled approximately $318,000 of notes receivable and reacquired 279,675 shares of common stock at $1.14 per share from an employee. At December 31, 1999, these shares are presented as treasury shares, at cost.

12.  STOCK-BASED COMPENSATION

     Effective October 30, 1998, the Company adopted the 1998 Equity Participation Plan (the Plan) available for grant to eligible employees and eligible participants to purchase up to 1,261,000 shares of the Company's common stock. During September and November 1999, the board of directors (the Board) increased the shares available for grant under the Plan to 6,000,000 and 7,500,000, respectively. The Plan is administered by a committee appointed by the Board, or by the Board. The Board or the appointed committee shall administer the Plan, select the eligible employees and eligible participants to whom options will be granted, the price to be paid, the exercise period and the number of shares subject to any such options and interpret, construe and implement the provisions of the Plan.

     During the year ended December 31, 1999 and the period January 15, 1998 (Inception) through December 31, 1998, respectively, the Company awarded options under the Plan totaling 3,829,557 and 201,850 shares of common stock, respectively, at a weighted average option price per share of $5.49 and $3.64. Stock option grants approximate the fair market value at the date of grant. The vesting periods on these options range from immediately to four years and have a maximum contractual life of ten years.

     Prior to the adoption of the Plan, the Board issued stock options (the Initial Plan) totaling 3,878,050 shares to various parties at a weighted average option price per share of $2.83. The vesting periods on these options range from immediately to three years, and have a maximum contractual life of ten years.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     A summary of the stock option activity for the year ended December 31, 1999 and the period January 15, 1998 (Inception) through December 31, 1998 is presented below:

                                                                     1998 EQUITY
                                          INITIAL PLAN            PARTICIPATION PLAN                TOTAL
                                    -----------------------     -----------------------     -----------------------
                                                   WEIGHTED                    WEIGHTED                   WEIGHTED
                                                    AVERAGE                    AVERAGE                     AVERAGE
                                     NUMBER OF     EXERCISE      NUMBER OF    EXERCISE       NUMBER OF     EXERCISE
                                      SHARES         PRICE         SHARES       PRICE         SHARES        PRICE
                                    ----------    --------      ----------    ---------     ----------    ---------
OUTSTANDING, JANUARY 15, 1998
      (INCEPTION)                         --      $    --             --      $    --             --      $    --
    Granted                          3,878,050        2.83         201,850        3.64       4,079,900        2.87
    Forfeited                          (58,850)       2.46            --           --          (58,850)       2.46
                                    ----------                  ----------                  ----------

OUTSTANDING, DECEMBER 31, 1998       3,819,200        2.79         201,850        3.64       4,021,050        2.83
    Granted                                                      3,829,557        5.49       3,829,557        5.49
    Exercised                         (305,088)       1.73          (1,467)       3.64        (306,555)       1.74
    Forfeited                         (331,973)       3.49         (55,795)       3.69        (387,768)       3.52
                                    ----------                  ----------                  ----------

OUTSTANDING, DECEMBER 31, 1999       3,182,139    $   2.87       3,974,145    $   5.42       7,156,284    $   4.29
                                    ==========                  ==========    ========      ==========

     Had compensation cost for the Company's stock options granted been determined based on the fair value at the date of grant, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share of common stock for the year ended December 31, 1999 and the period January 15, 1998 (Inception) through December 31, 1998, respectively, would have been increased to the pro forma amounts shown below.


                                                                       PERIOD
                                                                   JANUARY 15, 1998
                                                 YEAR ENDED         (INCEPTION)
                                                 DECEMBER 31,   THROUGH DECEMBER 31,
                                                   1999                  1998
                                               ------------     --------------------
NET LOSS
    As presented                               $(35,971,000)       $(13,122,000)
    As adjusted                                 (36,477,000)        (13,161,000)

BASIC AND DILUTED NET LOSS PER COMMON SHARE
    As presented                               $     (2.49)        $      (2.00)
    As adjusted                                      (2.42)               (2.01)


     These adjusted amounts were determined using the Black-Scholes valuation model with the following key assumptions: (a) a discount rate ranging from approximately 5% to 6%, (b) a volatility factor of 81%; (c) an average expected option life of 5 years; (d) there have been no options that have expired; and (e) no payment of dividends on common stock.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     During 1999 and 1998, respectively, included in the options and warrants granted by the Company, are 695,082 and 113,300 options granted to non-employees. The Company recorded expense for the same periods, respectively, of approximately $311,000 and $89,000 related to these non-employee options in accordance with the provisions of SFAS No. 123.

     The following table summarizes information about stock options and warrants outstanding at December 31, 1999:

                                              WEIGHTED AVERAGE
                                                  REMAINING
                                  NUMBER      CONTRACTUAL LIFE        NUMBER
     EXERCISE PRICES           OUTSTANDING        (IN YEARS)       EXERCISABLE
--------------------------     -----------    -----------------    -----------

      $1.14 - $3.64             5,515,414            8.7            2,583,795
      $5.45 - $7.27             1,149,720            9.8              148,500
     $10.00 - $15.45              367,150            9.8                   --
     $17.00 - $39.00              124,000           10.0                   --
                                ----------                          ----------
                                7,156,284                           2,732,295
                                ==========                          ==========

13.  COMPUTATION OF NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share assumes the exercise of common stock equivalents for which market price exceeds exercise price, less shares assumed purchased by the Company with related proceeds. Incremental shares of common stock equivalents are not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.

     Net loss per share is calculated as follows:

                                                                                  PERIOD
                                                                              JANUARY 15, 1998
                                                            YEAR ENDED         (INCEPTION)
                                                           DECEMBER 31,    THROUGH DECEMBER 31,
                                                               1999                1998
                                                           ------------    -------------------
BASIC AND DILUTED NET LOSS PER SHARE:
   Loss attributable to common stockholders:

      Net loss                                             $(35,971,000)       $(13,122,000)
      Less mandatorily convertible redeemable preferred
           stock dividends                                   (1,654,000)           (190,000)
                                                           ------------        ------------

         Loss attributable to common stockholders          $(37,625,000)       $(13,312,000)
                                                           ============        ============

    Weighted average common shares outstanding               15,099,359           6,554,499
                                                           ============        ============

    Basic and diluted net loss per share                   $      (2.49)       $      (2.03)
                                                           ============        ============

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     For each of the periods presented, basic and diluted net loss per share are the same. Unexercised options to purchase 7,156,284 and 4,021,051 shares of common stock and mandatorily convertible redeemable preferred stock convertible into 0 and 4,437,403 shares of common stock for the year ended December 31, 1999 and the period January 15, 1998 (Inception) through December 31, 1998, respectively, which could potentially dilute basic earnings per share in the future were not included in the computation of diluted net loss per share for these periods because to do so would have been antidilutive in each case.

14.  SUBSEQUENT EVENTS

     On January 24, 2000, the Company entered into an agreement in principle to acquire Touch 1 Communications, Inc. (Touch 1), a provider of long-distance and telemarketing services. In addition to entering this agreement, the Company formed a new subsidiary, Tiger Acquisition Corporation, for the purposes of executing this pending acquisition. The acquisition of Touch 1 will be accounted for using the purchase method of accounting. The purchase price and acquisition are subject to, among other things, the signing of a definitive agreement, regulatory approvals, and customary closing conditions. The acquisition of Touch 1 is expected to be completed by the end of May 2000.

     On February 14, 2000, the Company paid CMB Capital, LLC approximately $14,366,000 to extinguish the outstanding debt relating to the sale and leaseback of its $35.2 million revolving credit facility. As a part of this transaction, the Company will recognize an extraordinary loss of approximately $1,600,000. The extraordinary loss consists of the expense to extinguish the debt and the unamortized portion of 115,500 stock warrants issued pursuant to the agreement that were being amortized over the life of the debt.

15.  QUARTERLY OPERATING RESULTS (UNAUDITED)

     The following table presents unaudited quarterly operating results for each of the last seven quarters, as this table includes all full quarters of operations since inception on January 15, 1998. This information has been prepared by the Company on a basis consistent with the Company's consolidated financial statement statements and includes all adjustments, consisting only of normal recurring accruals, in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future operating results.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                           QUARTER ENDED
                           -----------------------------------------------
                               JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                1998            1998             1998
                           ------------     ------------     ------------
Sales                      $       --       $       --       $    140,000
Operating loss                2,641,000        3,833,000        6,437,000
Net Loss                     (2,716,000)      (3,850,000)      (6,161,000)
Loss per share (1)         $      (1.13)    $      (0.63)    $      (0.44)
Weighted average shares
   outstanding                2,403,500        6,230,098       14,411,100


                                                    QUARTER ENDED
                           ---------------------------------------------------------------
                             MARCH 31,        JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                               1999             1999             1999             1999
                           ------------     ------------     ------------      -----------
Sales                      $    664,000     $    761,000     $    745,000     $  4,445,000
Operating loss                5,843,000        4,488,000       10,849,000       16,493,000
Net loss                     (5,939,000)      (5,611,000)     (12,097,000)     (12,324,000)
Loss per share (1)         $      (0.43)    $      (0.41)    $      (0.96)    $      (0.75)
Weighted average shares
   outstanding               14,411,000       14,411,000       13,025,563       17,257,893

-------------
(1) Earnings per share were calculated for each three month and twelve month period on a stand-alone basis.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         The following sets forth certain information regarding our directors and executive officers as of March 23, 2000:

NAME                                         AGE                                 POSITION
----                                         ---                                 --------
D. Gregory Smith                              40      President, Chief Executive Officer and Chairman of the Board
                                                      and Director
David J. Malfara, Sr.                         45      President, Z-Tel Network Services, Inc.
John M. Hutchens                              52      Senior Vice President--Chief Financial Officer
Charles W. McDonough                          48      Senior Vice President--Chief Technology Officer
J. Bryan Bunting                              53      Senior Vice President--Engineering and Technical Support
James A. Kitchen                              40      Senior Vice President--Chief Architect
N. Dumas Garrett                              39      Senior Vice President--Business Development
Mark H. Johnson                               43      Secretary and Treasurer
Jeffrey H. Kupor                              31      General Counsel
Andrew L. Graham                              42      Chief Legal Officer
Robert A. Curtis                              32      Senior Vice President--Strategic Planning
Doug W. Jackson                               34      Vice President--Marketing
Eduard J. Mayer                               47      Director and Vice President--Strategic Alliances
Douglas C. Williamson                         48      Director
Jeffrey A. Bowden                             55      Director
Buford H. Ortale                              38      Director
Laurence S. Grafstein                         39      Director

         D. Gregory Smith, a founder of Z-Tel, has served as chairman of the board and chief executive officer of Z-Tel since inception. Mr. Smith was a director of Premiere Technologies, Inc. from 1991 to 1997, executive vice president from 1994 to 1997 and vice president from 1991 to 1994. From 1987 to 1991, Mr. Smith was a management and financial consultant with Olympus Telecommunications, Inc. and Olympus Partners, Inc., companies that he founded. Mr. Smith has also held positions with NationsBank of Florida, N.A. and Chase Bank of Florida. Mr. Smith received his B.S. in Commerce from the University of Virginia.

         David J. Malfara, Sr. has served as president of Z-Tel Network Services, Inc. since February 1999. Mr. Malfara has over twenty-four years of telecommunications experience. He founded and sold Pace Long Distance Service and Pace Network Services. He has previously served as vice president of engineering at National Computer Corporation, as technical advisor/telecommunications at Honeywell Information Systems and as senior engineer at GTE Telenet.

         John M. Hutchens has served as senior vice president--chief financial officer since September 1999. From 1982 through 1999 he was an employee and then a partner at Arthur Andersen LLP. Mr. Hutchens received a B.S. in Accountancy from the University of Illinois, and a Masters of Health Administration from the Ohio State University. Mr. Hutchens is a Certified Public Accountant licensed in Florida.

         Charles W. McDonough has served as senior vice president--chief technology officer since August 1998. From 1975 through 1998, he was an employee and then a partner at Andersen Consulting LLP. Mr. McDonough received a B.A. in Industrial Engineering and a M.S. in Industrial Administration from Carnegie Mellon University.

         J. Bryan Bunting has served as senior vice president--engineering and technical services since January 1999. Mr. Bunting served as senior vice president--Z-Tel Business Networks from August l998 to January 1999. From 1968 through 1998, he was an officer of NationsBank, serving most recently as senior vice president of direct banking. Mr. Bunting attended Old Dominion University.

         James A. Kitchen, a founder of Z-Tel, has served as senior vice president--chief architect of Z-Tel since January 1999. He served as vice president, engineering from January 1998 to December 1998 and was a chief architect and developer of Premiere Communications, Inc. from 1992 to 1997. Mr. Kitchen received his B.S. in Engineering from Georgia Institute of Technology.

         N. Dumas Garrett has served as senior vice president--business development of Z-Tel since December 1999. From 1987 through 1999, he was an officer of Stephens, Inc., serving most recently as managing director and senior vice president and head of the technology and telecomunications group. Mr. Garrett has a B.S. in Industrial Engineering from the University of Arkansas and an M.B.A. from the University of Virginia.

         Mark H. Johnson has served as secretary and treasurer of Z-Tel since August 1999. From May 1998 until his arrival at Z-Tel, Mr. Johnson was an employee of Olympus Management, a venture firm. From November 1991 until May 1998, Mr. Johnson was a credit policy executive of First Union National Bank. Mr. Johnson holds a B.A. from the University of Virginia.

         Jeffrey H. Kupor has served as general counsel of Z-Tel since November 1999. From September 1993 until January 1998, Mr. Kupor was an attorney with the Houston office of Fulbright & Jaworski LLP, specializing in complex commercial and securities litigation. From January 1998 until November 1999 Mr. Kupor was a Staff Attorney and later Counsel at A I M Management Group, Inc., an investment adviser to a group of registered investment companies, where his responsibilities included securities registration, corporate and fund litigation, and labor and employment-related legal issues. Mr. Kupor has a B.S. in Economics from the University of Pennsylvania and a J.D. from the Boalt Hall School of Law at the University of California at Berkeley.

         Andrew L. Graham has served as chief legal officer of Z-Tel since September 1999. He has practiced corporate and tax law in Tampa, Florida since 1988, most recently with the firm of Cass & Graham. He earned his Bachelor's in accounting from Florida State University and his law degree, with honors, from the University of Florida College of law in 1987 and went on to earn a Master of Laws in Taxation there in 1988.

         Robert A. Curtis has served as senior vice president--strategic planning since July 1999. From May 1998 to June 1999, Mr. Curtis was vice president--business development and legal affairs at Z-Tel. From September 1995 to April 1998, Mr. Curtis was an attorney at the Houston office of Fulbright & Jaworski LLP, where he specialized in antitrust and complex federal litigation. Mr. Curtis graduated from the Duke University School of Law in 1995. Mr. Curtis received his B.A. in Philosophy from Trinity University and his Doctor of Philosophy (D. Phil) from the University of Oxford (England).

         Doug W. Jackson has served as vice president--marketing of Z-Tel since June 1999. From 1996 through 1999 he held the position of senior brand manager for the Coca-Cola Company and prior to that from 1992 to 1996 he was an associate product manager for Kraft General Foods Corp. Mr. Jackson received his B.A. from University of Virginia and his M.B.A. from University of Michigan.

         Eduard J. Mayer has been a director of Z-Tel since July 1998 and vice president--strategic alliances since July 1999. Mr. Mayer is the president of Acorn Ventures, Inc., a venture investment company. Mr. Mayer holds a Bachelor of Commerce from the University of Windsor and a M.B.A. from New York University.

         Douglas C. Williamson has been a director of Z-Tel since December 1998. Mr. Williamson has been senior vice president and managing director of Bank of America Capital Investors (formerly NationsBank Capital Corporation) since 1989. He is a member of the board of directors of CallWare Technologies, Inc., Empirical Software, Inc., GX Technology Corporation, HAHT Software, Inc., Med Solutions, Inc., Memorial Operations Company, North American Technologies Group, Inc. and Takeout Taxi Holdings, Inc. Mr. Williamson received a B.A. from Denison University and a M.B.A. from Columbia University.

         Jeffrey A. Bowden, a founder of Z-Tel, has served as a director of Z-Tel since July 1998. Mr. Bowden is currently a director of the Boston Consulting Group. Mr. Bowden was vice president of Bell Atlantic Corporation from 1997 to 1998. Mr. Bowden was a vice president of The Nynex Corporation from 1994 to 1997 and vice president and a director of The Boston Consulting Group from 1988 to 1994. Mr. Bowden received his B.S. from the University of Michigan and his M.B.A. from the Harvard Graduate School of Business.

         Buford H. Ortale has been a director of Z-Tel since July 1998. Since 1996 Mr. Ortale has been the president of Sewanee Ventures, LLC, a private investment firm. From 1993 to 1996 Mr. Ortale was a director and then a managing director of NationsBanc Capital Markets Inc. He is a member of the board of directors of Digital Medical Systems. Mr. Ortale received his B.A. degree from The University of the South and a M.B.A. from Vanderbilt University.

         Laurence S. Grafstein has been a director of Z-Tel since October 1999. Mr. Grafstein is a co-founder of Gramercy Communications Partners, a private equity fund based in New York specializing in telecommunications investments. Previously, he was head of the global telecommunications practice at Credit Suisse First Boston. He is currently a member of the

Executive Committee of the Wall Street Division of the United Jewish Appeal and a member of the boards of the Arts Connection and the Jerusalem Foundation. Mr. Grafstein received his B.A. from Harvard University, his M. Phil from Balliol College of Oxford University and an LL.B from the University of Toronto Law.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         All Section 16(a) filing requirements have been complied with since our initial public offering on December 14, 1999, except that for each of the following directors and officers, one form was not timely filed relating to the indicated number of transactions: Messrs. Bowden, Ortale, Grafstein, and Williamson, one transaction; Mr. Garrett, two transactions and his initial report upon becoming a Section 16(a) reporting person. In addition, the initial beneficial ownership report of Mr. Curtis did not accurately reflect the character of certain of his holdings.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table provides summary information concerning compensation paid or accrued by us to, or on behalf of, our "Named Executive Officers," which are (1) our Chief Executive Officer, (2) our four most highly compensated executive officers serving as executive officers at December 31, 1999 and (3) one additional individual who was an executive officer during 1999 but was not serving in that capacity on December 31, 1999. The aggregate amount of perquisites and other personal benefits, securities or property received by each of the Named Executive Officers was less than either $50,000 or 10% of the total annual salary and bonus reported for that Named Executive Officer:

                                                          ANNUAL COMPENSATION           LONG TERM COMPENSATION
                                                       ----------------------                   AWARDS
                                                                                    -------------------------------
                                                                                      SHARES           ALL OTHER
                                                       SALARY           BONUS       UNDERLYING        COMPENSATION
NAME AND PRINCIPAL POSITION                             ($)              ($)         OPTIONS             ($)
---------------------------                            ------           -----       ----------        -------------
D. Gregory Smith                                       162,000           ---           1,100               --
     President, Chief Executive Officer and
     Chairman
Russell T. Alba (1)                                    131,625           ---            --               40,500
     Senior Vice President--Business
     Development and Chief Legal Officer
James A. Kitchen                                       162,000           ---          27,500               --
     Senior Vice President--Chief Architect
J. Bryan Bunting                                       162,000           ---          27,500               --
     Senior Vice President--Engineering and
     Technical Services
Charles W. McDonough                                   162,000           ---          27,500               --
     Senior Vice President--Chief Technology Officer
David J. Malfara, Sr.                                  137,500           ---         357,500             12,000 (2)
     President--Z-Tel Network Services, Inc.

--------
(1)Effective September 1999, Mr. Alba was no longer employed by us. "All Other Compensation" for Mr. Alba reflects amounts paid to him pursuant to a severance agreement.
(2) Represents compensation for consulting services provided by Malfara Associates, an assumed name of Mr. Malfara.

OPTION GRANTS IN LAST FISCAL YEAR

          The following table contains information concerning the stock option grants made to each of the Named Executive Officers during the fiscal year ended December 31, 1999, subject to the following:

         Under our 1998 Equity Participation Plan, stock options are generally granted as of the employee's start date. The options generally vest over a three year period commencing on the start date and expire ten years thereafter (unless the employee at the time of grant owned more than 10% of the total combined voting power of all classes of stock, in which case they expire over five years).

         The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission. We cannot be certain that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the common stock appreciates over the option term, no value will be realized from the option grants. The potential realizable value is calculated by assuming that the fair market value of the common stock as determined by the Board of Directors on the date of grant of the options appreciates at the indicated rate of the entire term of the option and that the option is exercised at the exercise price and sold on the last day at the appreciated price.

                                                     INDIVIDUAL GRANTS

                                                                                                  POTENTIAL REALIZABLE
                                                                   WEIGHTED                         VALUE AT ASSUMED
                          NUMBER OF SHARES                          AVERAGE                    ANNUAL RATES OF STOCK PRICE
                           OF COMMON STOCK       % OF TOTAL        EXERCISE                   APPRECIATION FOR OPTION TERM
                             UNDERLYING       OPTIONS GRANTED TO     PRICE       EXPIRATION  -----------------------------
         NAME              OPTIONS GRANTED     EMPLOYEES IN 1999    ($/SH)          DATE            (5%) ($)       10% ($)
         ----            ----------------     ------------------   ---------     -----------        --------      ---------


D. Gregory Smith                1,100                <1%             3.64         08/01/04            1,106           2,444

*Russell T. Alba                 --                  --               --             --                  --              --

James A. Kitchen               27,500                <1%             5.45         10/09/09           94,256         238,862

J. Bryan Bunting               27,500                <1%             5.45         10/09/09           94,256         238,862

Charles W. McDonough           27,500                <1%             5.45         10/09/09           94,256         238,862

David J. Malfara, Sr.          40,700                <1%             3.64         01/26/09           93,169         236,110
                              103,400                 3%             3.64         02/01/09          236,701         599,846
                              185,900                 5%             3.64         07/26/09          425,558       1,078,447
                               27,500                <1%             5.45         10/09/09           94,256         238,862

--------
* Effective September 1999, Mr. Alba was no longer employed by us.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUE TABLE

          The following table shows information concerning stock option exercises during 1999 and stock option values as of the year ending December 31, 1999 by each of the Named Executive Officers. The value of unexercised in-the-money options is determined by subtracting the exercise price from the fair market value of the common stock based on $40.375, the closing price of Z-Tel common stock as of December 31, 1999, multiplied by the number of shares underlying the options.

                                                            NUMBER OF SECURITIES             VALUE OF UNEXERCISED IN-THE
                           SHARES                          UNDERLYING UNEXERCISED            MONEY OPTIONS AT FISCAL YEAR-
                          ACQUIRED ON       VALUE        OPTIONS AT FISCAL YEAR-END (#)                  END ($)
    NAME                  EXERCISE (#)    REALIZED ($)    EXERCISABLE  UNEXERCISABLE          EXERCISABLE   UNEXERCISABLE
 --------------------------------------------------------------------------------------------------------------------------
D. Gregory Smith             --              --             336,111       214,989              12,347,042     $7,897,617
*Russell T. Alba             --              --             129,800          --                 4,768,203              0
James A. Kitchen             --              --             351,389       226,111              12,908,271      8,256,416
J. Bryan Bunting           10,000       133,600             119,861       172,639               4,403,098      6,292,115
Charles W. McDonough      197,490     3,008,951                   0       270,010                       0     10,323,557
David J. Malfara, Sr.        --              --                   0       357,500                       0     13,082,988

 --------
* Effective September 1999, Mr. Alba was no longer employed by us.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The compensation committee of the Board of Directors consisted of Messrs. Ortale and Williamson during the year ended December 31, 1999, both of whom are non-employee directors. The compensation committee is responsible for all decisions concerning executive officer compensation, including decisions regarding grants of incentive stock options.

DIRECTOR COMPENSATION

         Directors do not currently receive any cash compensation for services rendered to Z-Tel in their capacities as directors. Pursuant to the terms of The 1998 Equity Participation Plan of Z-Tel Technologies, Inc., each outside director who served as such as of the date of Z-Tel's initial public offering received options to purchase 1,100 shares of Z-Tel's common stock, and will receive options to purchase an additional 1,100 shares of Z-Tel's common stock on the date of each annual meeting of shareholders following such initial public offering.

EXECUTIVE EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND
CHANGE-IN-CONTROL ARRANGEMENTS

     We have entered into the following employment agreements:

                                                               ANNUAL
           OFFICER                          TERM               SALARY                   POSITION
---------------------           -------------------------     --------     ---------------------------------------
D. Gregory Smith                July 1998 - July 2001         $162,000     President, Chief Executive Officer and
                                                                           Chairman
Charles W. McDonough            August 1998 - August 2001     $162,000     Senior Vice President - Chief Technology
                                                                           Officer
J. Bryan Bunting                August 1998 - August 2001     $162,000     Senior Vice President - Engineering and
                                                                           Technical Services
James A. Kitchen                July 1998 - July 2001         $162,000     Senior Vice President - Chief Architect

         The employment agreements with Messrs. Smith, McDonough, Bunting and Kitchen also provide for:

o automatic renewal for subsequent one year terms unless either party elects not to renew prior to 90 days from the end of the then current term of the agreement;

o a bonus or other incentive compensation in an amount to be determined by our compensation committee;

o the payment of his base salary and any other benefits to which he would have been entitled for the term of the agreement if he is terminated without cause (as defined in the agreements);

o generally, if a change of control occurs, the payment of two and nine-tenths (2.9) times his base salary and any incentive or bonus paid in the prior year if, within three years of the occurrence of a change of control, specified events occur;

o    his obligation to keep our nonpublic information confidential; and

o his obligation not to compete with us in the United States and not to solicit our employees.

SEVERANCE AGREEMENT

         We and Mr. Russell T. Alba are parties to an agreement, dated September 3, 1999, where we, among other things, agreed to pay a total severance amount of $324,000, which amount is payable monthly for a period of two years, provide health benefits and provide for the extension of the exercise period of stock options for Mr. Alba. Mr. Alba and we also provided each other with a mutual release of any prior legal claims.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 24, 2000 (unless otherwise stated), the number of shares of our common stock beneficially owned by:

     o each person who we know to be a beneficial owner of 5% or more of our outstanding common stock;

     o    each of our directors;

     o    each of our Named Executive Officers; and

     o    all executive officers and directors as a group.

                                                              AMOUNT AND
                                                               NATURE OF
                                                               BENEFICIAL       PERCENT OF CLASS
BENEFICIAL OWNER                                               OWNERSHIP             (1)
                                                              -----------       ----------------
D. Gregory Smith (2)(3)  . . . . . . . . . . . . . . .        7,743,022               23.90
Carol Jane Smith (2)(3)  . . . . . . . . . . . . . . .        7,743,022               23.90
G/CJ Investments, L.P. (3) . . . . . . . . . . . . . .        5,500,000               17.18
Russell T. Alba (2)(4)   . . . . . . . . . . . . . . .          425,425                1.32
David J. Malfara, Sr. (2)(5) . . . . . . . . . . . . .           60,042                  *
James A. Kitchen (2)(6)  . . . . . . . . . . . . . . .        1,803,278                5.56
Charles W.  McDonough (2)(7) . . . . . . . . . . . . .          806,667                2.52
J. Bryan Bunting (2)(8)  . . . . . . . . . . . . . . .          380,417                1.18
Eduard J. Mayer  (2)(9)  . . . . . . . . . . . . . . .              -0-                  *
Buford H. Ortale  (2)(10)  . . . . . . . . . . . . . .        1,829,061                5.71
Douglas C. Williamson  (2)(11) . . . . . . . . . . . .              -0-                  *
Jeffrey Bowden (2)(12) . . . . . . . . . . . . . . . .          339,167                1.05
Laurence S. Grafstein (13)   . . . . . . . . . . . . .              -0-                  *
Fulmead Ventures Limited (14)  . . . . . . . . . . . .        2,348,520                7.34
BA Capital Company, L.P. (15)  . . . . . . . . . . . .        1,780,325                5.56
Gramercy Z-Tel, L.P. (16)  . . . . . . . . . . . . . .        3,074,280                9.61

All directors and officers as a group (18 persons)           13,599,079               40.57

--------
* Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the aggregate number of shares beneficially owned by the individual stockholders and groups of stockholders described above and the percentage ownership of such individuals and groups, shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this report are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of the other stockholders or groups of stockholders.

(2) The address for each of Messrs. Smith, Alba, Malfara, Kitchen, McDonough, Bunting, Mayer, Ortale, Williamson and Bowden and Mrs. Smith is c/o Z-Tel Technologies, Inc., 601 South Harbour Island Boulevard, Suite 220, Tampa, Florida 33602.

(3) D. Gregory Smith and Carol Jane Smith are husband and wife. The number of shares shown for D. Gregory Smith and for Carol Jane Smith each includes all of the shares held by G/CJ Investments, L.P., a Delaware limited partnership. G/CJ Investments, Inc., a Delaware corporation established and controlled by Mr. and Mrs. Smith, is the sole general partner of G/CJ Investments, L.P. The share amount also includes 397,222 shares for Mr. Smith and Mrs. Smith which are deemed to be beneficially owned by them by virtue of certain stock options that are currently exercisable or become exercisable within 60 days. The address of G/CJ Investments, L.P. is 300 Delaware Avenue, Suite 900, Wilmington, DE 19801.

(4) Includes 129,800 shares deemed to be beneficially owned by Mr. Alba by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days. Effective September 1999, Mr. Alba was no longer employed by us.

(5) Includes 60,042 shares deemed to be beneficially owned by Mr. Malfara by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days.

(6) Includes 427,778 shares deemed to be beneficially owned by Mr. Kitchen by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days.

(7) Includes 59,177 shares deemed to be beneficially owned by Mr. McDonough by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days.

(8) Includes 150,417 shares deemed to be beneficially owned by Mr. Bunting by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days.

(9) Does not include 2,348,520 shares owned directly by Fulmead Ventures Limited, which is beneficially owned by The Mayer Trust. Mr. Mayer is a principal beneficiary of The Mayer Trust. Mr. Mayer disclaims beneficial ownership of these shares as he does not have voting or dispositive power with respect to these shares.

(10) Includes 158,036 shares held by a general partnership with which Mr. Ortale is affiliated and 68,622 shares held by a trust of which Mr. Ortale is a trustee.

(11) Excludes 1,780,325 shares owned by BA Capital Company, L.P., of which Mr. Williamson is a senior officer. Mr. Williamson disclaims beneficial ownership of the shares owned by BA Capital Company, L.P.

(12) Includes 229,167 shares deemed to be beneficially owned by Mr. Bowden by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days.

(13) Excludes 3,074,280 shares owned by Gramercy Z-Tel L.P., of which Mr. Grafstein is a senior officer. Mr. Grafstein disclaims beneficial ownership of the shares owned by Gramercy Z-Tel L.P.

(14) This information is derived from a Schedule 13G dated February 4, 2000 filed jointly by The Mayer Trust, Eduard J. Mayer, Mutual Risk Management Ltd., Mutual Risk Management (Holdings) Limited, Hemisphere Trust (Jersey) Limited, Hemisphere Trustees Limited, Hemisphere Nominees Limited, Hemisphere Investments Limited, and Fulmead Ventures Limited. Each of these parties is shown to have shared voting and dispositive power with respect to all of the shares shown. Eduard J. Mayer disclaims beneficial ownership of the shares shown. The address of Fulmead Ventures Limited is Akara Bldg., 24 Castro Street, Wickhams Cay I, Road Town, Tortola, British Virgin Islands.

(15) This information is derived from a Schedule 13G dated February 14, 2000 filed jointly by BA Capital Company, L.P., BA SBIC Management, LLC, BA Equity Management, L.P., BA Equity Management GP, LLC, Walter W. Walker, Jr., and Bank of America Corporation. Each of these parties is shown to have sole voting and dispositive power with respect to all of the shares shown. The address of BA Capital Company, L.P., is 901 Main Street, 22nd Floor, Dallas, TX 75202-3714.

(16) This information is derived from a Schedule 13G filed February 14, 2000 and dated February 2000 filed jointly by Gramercy Z-Tel L.P., Gramercy Z-Tel LLC and Communicapital Partners (Cayman), L.P. Each of these parties is shown to have shared voting and dispositive power with respect to all of the shares shown. The address of Gramercy Z-Tel L.P. is 712 Fifth Avenue, New York, NY 10019.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PURCHASES OF COMMON STOCK

         On January 15, 1998, Rob Curtis purchased 110,000 shares of our common stock for a purchase price of $125,000. Mr. Curtis' note to us in the principal amount of $93,750, bears interest at a rate of 8% per annum, matures on December 31, 2001 and is secured by a pledge of his common stock. The largest amount of indebtedness under the note during 1999 was $93,750, and the outstanding balance as of March 23, 2000 was $0.

         In agreements dated September 1, 1998, each of D. Gregory Smith, James
A. Kitchen, Charles W. McDonough and J. Bryan Bunting, together referred to as the officer investors, purchased, in the aggregate, 9,570,000 shares of our common stock for an aggregate purchase price of $10.88 million. In connection with the purchase of these shares, we loaned: (1) $750,000 to Mr. Smith for the purchase price of 660,000 of his shares, (2) $750,000 to Mr. Kitchen for the purchase price of 660,000 of his shares; (3) $468,750 to Mr. McDonough for the purchase price of 550,000 of his shares and (4) $187,500 to Mr. Bunting for the purchase price of 220,000 of his shares. These loans, which bear interest at an 8% annual rate and mature on December 31, 2001, are secured by a pledge to us of the common stock. The largest amount of indebtedness under the notes during 1999 was $750,000, $750,000, $468,750, and $187,500, respectively, and the outstanding note balances as of March 23, 2000 were $0, $500,000, $468,750 and $187,500, respectively.

         These agreements permit Messrs. Smith and Kitchen, first, and us, second, to purchase from the officer investors a portion of their shares in the event of a termination (as defined in the agreements) of the officer's employment with us. This purchase option must be exercised within 30 days after the termination of the respective officer's employment with us. In addition, the purchase option lapses automatically if we are involved in a corporate transaction (as defined in the agreements).

         After March 1, 2000, the officer investors have a right, subject to quantity limitations we determine, or determined by underwriters, if applicable, to request that we register their common stock that is no longer subject to the purchase option.

         On September 1, 1999, Mr. Smith purchased an additional 85,800 shares of our common stock for $97,500 as a result of his exercise of his purchase option to buy shares from an individual who left the company. Mr. Smith paid for this purchase with a note under which the largest amount of indebtedness during 1999 was $97,500. The principal balance of the note on March 23, 2000 was $0, and was on substantially the same terms as Mr. Smith's other note to the company.

PURCHASE OF SERIES B PREFERRED STOCK

         On September 22, 1999, we sold an additional 2,964,500 shares of Series B Preferred Stock for an aggregate consideration of approximately $10 million. Included in that offering were 148,519 shares purchased for $3.37 per share by Fulmead Ventures Limited, which is beneficially owned by a trust of which Eduard
J. Mayer is a beneficiary, and 148,267 shares purchased for $3.37 per share by Buford H. Ortale.

PURCHASE OF SERIES C PREFERRED STOCK

         On October 8, 1999, Gramercy Z-Tel L.P. purchased 3,074,280 shares of Series C Preferred Stock for a purchase price of $15 million.

STOCK PURCHASE AGREEMENT AND STOCKHOLDERS' AGREEMENT

         REGISTRATION RIGHTS. The terms of the Series A Preferred Stock and Series C Preferred Stock provide that the holders of common stock issued upon conversion of, or as a dividend on, Series A Preferred Stock or Series C Preferred Stock, as the case may be, may require us to register that common stock under the Securities Act beginning no earlier than 180 days after the effective date of a registration statement for an initial public offering of our common stock. Holders of common stock issued upon conversion of, or as a dividend on, Series A Preferred Stock and Series C Preferred Stock also have the right to cause us to register that common stock on Form S-3 when it becomes available to us if they propose to register securities having a value of at least $10 million. We will bear all registration expenses incurred in connection with the first three of these demands for registration. In addition, if we propose to register securities under the Securities Act, other than registrations on Form S-4 or Form S-8, then, the holders of common stock issued upon conversion of, or as a dividend on, Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock have a right, subject to quantity limitations determined by underwriters if the offering involves an underwriting, to request that we register such holders' common stock. If holders of common stock issued upon conversion of, or as a dividend on, Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock participate in that registration, holders of common stock issued upon conversion of, or as a dividend on, Series A Preferred Stock and Series C Preferred Stock will have priority over all other holders of common stock (other than Z-Tel).

TRANSACTIONS WITH OLYMPUS MANAGEMENT GROUP, INC.

         Since January 1, 2000, Z-Tel Communications, Inc., one of our wholly owned subsidiaries, has sub-sub leased, on a month-to-month basis, two pieces of real property from Olympus Management Group, Inc., an entity of which Mr. Smith is a 100% shareholder. The rental obligation under these sub-sub leases is $6,800 per month. The sub-sub leases are terminable by either party at any time.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON

FORM 8-K

(a)      1.    The following financial statements of Z-Tel Technologies, Inc.
         and the report thereon of PricewaterhouseCoopers LLP dated February 15, 2000 are filed as part of this report:

                    Report of Independent Certified Public Accountants.

                    Consolidated Balance Sheets, December 31, 1999 and December 31, 1998.

                    Consolidated Statements of Operations for the year ended December 31, 1999 and the period from January 15, 1998 (Inception) through December 31, 1998.

                    Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the year ended December 31, 1999 and the period from January 15, 1998 (Inception) through December 31, 1998.

                    Consolidated Statements of Cash Flows for the year ended December 31, 1999 and the period from January 15, 1998 (Inception) through December 31, 1998.

                    Notes to Financial Statements.

         2.     The following Financial Statement Schedules are included herein:

                    Schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

         3. The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated, as a correspondingly numbered Exhibit to Z-Tel Registration Statement on Form S-1 (Commission File No. 333-89063) originally filed on October 14, 1999, as subsequently amended, and are incorporated herein by this reference):

                    3.1* Amended and Restated Certificate of Incorporation of Z-Tel

                    3.2*      Amended and Restated Bylaws of Z-Tel

                    4.1*      Form of Common Stock Certificate

                    4.2 See Exhibits 3.1 and 3.2 of this Registration Statement for provisions of the Amended and Restated Certificate of Incorporation and the Bylaws of Z-Tel defining rights of security holders

                    10.1.1* Stockholders' Agreement dated October 8, 1999, between and among the company, BA Capital Corporation, Sewanee Partners II, L.P., Gramercy Z-Tel LLC and the other parties set forth therein

                    10.1.2* Employment Agreement dated July 1998 between the Company and D. Gregory Smith

                    10.1.3* Employment Agreement dated September 1999 between the Company and John Hutchens

                    10.1.4* Employment Agreement dated August 1998 between the Company and Charles W. McDonough

                    10.1.5* Employment Agreement dated August 1998 between the Company and J. Bryan Bunting

                    10.1.6* Employment Agreement dated July 1998 between the Company and James A. Kitchen

                    10.1.7* Investment Agreement dated March 15, 1999 between the Company and CMB Capital LLC

                    10.2*     1998 Equity Participation Plan

                    21*       List of subsidiaries

                    27        Financial Data Schedules

(b) The Company did not file any reports on Form 8-K during the year ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 23rd day of March, 2000.

                                         Z-TEL TECHNOLOGIES, INC.



                                         By: /s/ D. GREGORY SMITH
                                            ---------------------------------
                                            D. Gregory Smith, President and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       SIGNATURE                         TITLE                      DATE
       ---------                         -----                      ----

 /s/ D. GREGORY SMITH         President, CEO, Chairman         March 23, 2000
--------------------------    of the Board and Director
D. Gregory Smith              (Principal Executive Officer)


 /S/ JOHN M. HUTCHENS         Chief Financial Officer          March 23, 2000
--------------------------    (Principal Financial and
John M. Hutchens              Accounting Officer)

 /S/ DOUGLAS C. WILLIAMSON    Director                         March 23, 2000
--------------------------
Douglas C. Williamson

 /S/ JEFFREY A. BOWDEN        Director                         March 23, 2000
--------------------------
Jeffrey A. Bowden

 /S/ EDUARD J. MAYER          Director                         March 23, 2000
--------------------------
Eduard J. Mayer

 /S/ BUFORD H. ORTALE         Director                         March 23, 2000
--------------------------
Buford H. Ortale

 /S/ LAURENCE S. GRAFSTEIN    Director                         March 23, 2000
---------------------------
Laurence S. Grafstein

                                  EXHIBIT LIST
                                  ------------

(Exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference)

                    3.1* Amended and Restated Certificate of Incorporation of Z-Tel

                    3.2*      Amended and Restated Bylaws of Z-Tel

                    4.1*      Form of Common Stock Certificate

                    4.2 See Exhibits 3.1 and 3.2 of this Registration Statement for provisions of the Amended and Restated Certificate of Incorporation and the Bylaws of Z-Tel defining rights of security holders

                    10.1.1* Stockholders' Agreement dated October 8, 1999, between and among the company, BA Capital Corporation, Sewanee Partners II, L.P., Gramercy Z-Tel LLC and the other parties set forth therein

                    10.1.2* Employment Agreement dated July 1998 between the Company and D. Gregory Smith

                    10.1.3* Employment Agreement dated September 1999 between the Company and John Hutchens

                    10.1.4* Employment Agreement dated August 1998 between the Company and Charles W. McDonough

                    10.1.5* Employment Agreement dated August 1998 between the Company and J. Bryan Bunting

                    10.1.6* Employment Agreement dated July 1998 between the Company and James A. Kitchen

                    10.1.7* Investment Agreement dated March 15, 1999 between the Company and CMB Capital LLC

                    10.2*     1998 Equity Participation Plan

                    21*       List of subsidiaries

                    27        Financial Data Schedules