Form 10-Q
period 2000-03-31
Z TEL TECHNOLOGIES INC
filed 2000-05-12
CIK 1096509

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                        Commission File Number 000-28467

                            Z-TEL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                   Delaware                                   59-3501119
------------------------------------------   -----------------------------------
       (State of Other Jurisdiction of                     (I.R.S. Employer
        Incorporation or Organization)                  Identification Number)

                  601 South Harbour Island Boulevard, Suite 220
                              Tampa, Florida 33602
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                 (813) 273-6261
                         -------------------------------
              (Registrant's Telephone Number, Including Area Code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X       No
             -----        -----

         At May 4, 2000 the Registrant had outstanding 33,209,711 shares of $.01 par value common stock.

                            Z-TEL TECHNOLOGIES, INC.
                                      INDEX

                                                                                               Page
                                                                                               ----
PART I.       FINANCIAL INFORMATION

         Item 1.    Financial Statements

                      Condensed Consolidated Balance Sheets at
                           March 31, 2000 and December 31, 1999                                  3

                      Condensed Consolidated Statements of
                           Operations for the three-month periods
                           ended March 31, 2000 and 1999                                         4

                      Condensed Consolidated Statements of Cash
                           Flows for the three-month periods ended
                           March 31, 2000 and 1999                                               5

                      Notes to Condensed Consolidated Financial Statements                       6

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                    8

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                  14

PART II. OTHER INFORMATION                                                                      15

SIGNATURES                                                                                      17

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  March 31,         December 31,
                                                                                     2000               1999
                                                                                     ----               ----
                                                                                 (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                   $   58,513          $  101,657
    Accounts receivable, net of allowance for doubtful
        accounts of approximately $1,060 at March 31,
        2000 and $408 at December 31, 1999                                          12,968               4,245
    Prepaid expenses and other current assets                                        3,144               2,304
                                                                                ----------          ----------
      Total current assets                                                          74,625             108,206

Property and equipment, net                                                         36,316              28,549
Other                                                                                1,851                 922
                                                                                ----------          ----------

        Total assets                                                            $  112,792          $  137,677
                                                                                ==========          ==========
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued liabilities                                    $   12,496           $   9,165
    Current portion of long-term debt
        and capital lease obligations                                                   28               3,726
                                                                                ----------          ----------
      Total current liabilities                                                     12,524              12,891
Long-term debt and capital lease obligations                                             7              10,408
                                                                                ----------          ----------
        Total liabilities                                                           12,531              23,299
                                                                                ----------          ----------

Commitments and contingencies (Note 3)

Stockholders' equity:
    Common stock, $.01 par value; 150,000,000
        shares authorized; 32,288,088 and 32,159,911 shares issued;
        32,008,413 and 31,880,236 outstanding, respectively                            323                 322
    Notes receivable from stockholders                                              (1,317)             (1,683)
    Unearned stock compensation                                                     (1,340)             (2,487)
    Additional paid-in capital                                                     167,482             167,637
    Accumulated deficit                                                            (64,569)            (49,093)
    Treasury stock, 279,675 shares at cost                                            (318)               (318)
                                                                                ----------          ----------
      Total stockholders' equity                                                   100,261             114,378
                                                                                ----------          ----------
        Total liabilities and stockholders' equity                              $  112,792          $  137,677
                                                                                ==========          ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                              ---------------------------------
                                                                                2000                     1999
                                                                              ---------                --------
Revenues                                                                   $     13,976             $       664
                                                                           ------------             -----------
Operating expenses:
    Network operations                                                            9,830                     814
    Sales and marketing                                                           6,819                   1,182
    Research and development                                                      1,299                   1,113
    General and administrative                                                   10,461                   2,597
    Depreciation and amortization                                                 2,088                     801
                                                                           ------------             -----------
      Total operating expenses                                                   30,497                   6,507
                                                                           ------------             -----------
      Operating loss                                                            (16,521)                 (5,843)
                                                                           ------------             -----------
Nonoperating income (expense):
    Interest income                                                               1,286                     118
    Interest expense                                                               (241)                   (214)
                                                                           ------------             -----------
      Total nonoperating income (expense)                                         1,045                     (96)
                                                                           ------------             -----------
      Net loss                                                                  (15,476)                 (5,939)

      Less mandatorily convertible redeemable
          preferred stock dividends                                                                        (192)
                                                                           ------------             -----------
      Net loss attributable to common stockholders                         $    (15,476)            $    (6,131)
                                                                           ============             ===========
Weighted average common shares outstanding                                   31,941,964              14,411,100
                                                                           ============             ===========
Basic and diluted net loss per share                                       $       (.48)            $      (.43)
                                                                           ============             ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                           -----------------------------------
                                                                                 2000                  1999
                                                                           ------------           ------------
Cash flows from operating activities:
Net loss                                                                    $  (15,476)           $   (5,939)
                                                                            -----------           -----------
Adjustments to reconcile net loss to net cash used in
      operating activities:
    Depreciation and amortization of fixed assets                                2,088                   801
    Interest expense on capital lease obligation discount
    Provision for bad debts                                                        652                   150
    Change in operating assets and liabilities:
      Increase in accounts receivable                                           (9,375)                 (315)
      Increase in prepaid expenses and other current assets                       (840)                 (215)
      Increase in other assets                                                    (229)                 (778)
      Increase (decrease)  in accounts payable and accrued liabilities           2,203                (1,680)
      Increase in deferred revenue                                               1,128
      Other                                                                        (43)
                                                                            -----------           -----------
        Total adjustments                                                       (4,416)               (2,037)
                                                                            -----------           -----------
        Net cash used in operating activities                                  (19,892)               (7,976)
                                                                            -----------           -----------
Cash flows from investing activities:
    Purchases of property and equipment                                         (9,201)               (1,241)
    Proceeds from sale and leaseback transaction                                                       9,943
    Investment in available for sale securities                                   (700)
                                                                            -----------           -----------
        Net cash provided by (used in) investing activities                     (9,901)                8,702
                                                                            -----------           -----------
Cash flows from financing activities:
    Proceeds from exercise of stock options                                        382
    Proceeds from notes receivable                                                 366
    Payments on long-term debt and capital lease obligations                   (14,099)                 (396)
                                                                            -----------           -----------
        Net cash used in financing activities                                  (13,351)                 (396)
                                                                            -----------           -----------
Net increase (decrease) in cash and cash equivalents                           (43,144)                  330
Cash and cash equivalents, beginning of period                                 101,657                 7,973
                                                                            -----------           -----------
Cash and cash equivalents, end of period                                    $   58,513             $   8,303
                                                                            ===========           ===========

Non-cash investing and financing activities:
    Property and equipment acquired under capital lease obligations                                  $ 9,943

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.      NATURE OF BUSINESS

     DESCRIPTION OF BUSINESS

     Z-Tel Technologies, Inc. and subsidiaries ("Z-Tel" or the "Company") incorporated in Delaware on January 15, 1998 as Olympus Telecommunications Group, Inc. In March 1998, Olympus Telecommunications Group, Inc. changed its name to Z-Tel Technologies, Inc. The Company has eight wholly owned subsidiaries: Z-Tel Communications, Inc., Z-Tel Business Networks, Inc., Z-Tel Holdings, Inc., Z-Tel Communications of Virginia, Inc., Z-Tel, Inc., Z-Tel Network Services, Inc., Tiger Acquisition Subsidiary, Inc. and Z-Tel Investments, Inc. Z-Tel Technologies, Inc. is the parent company, and has no other operations. Z-Tel Communications, Inc. is the operating entity. Z-Tel Investments, Inc. is used to make investments in other entities. The remaining subsidiaries have no significant operations.

     Z-Tel is an emerging provider of advanced, integrated telecommunications services targeted to residential subscribers. The Company offers local and long distance telephone services in combination with enhanced communication features accessible through the telephone or the Internet. The Company offers Z-Line Home Edition service in New York, Texas, and Massachusetts.

2.      BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 1999 which are included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     Certain amounts in the prior period's consolidated financial statements have been reclassified to conform with the current period presentation.


     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

     ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

     Effective January 1, 2000, the Company adopted Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). FAS 115 addresses the valuation and recording of debt and equity securities as held to maturity, trading and available for sale. Under this standard, only debt and equity securities that the Company has the positive intent and ability to hold to maturity would be classified as held to maturity and reported at amortized cost (with no period to period adjustments). A debt or equity security purchased and held principally for the purpose of sale in the near term should be classified as a trading security. Securities classified as trading are reported at fair value with changes in fair value from period to period included in earnings. Debt and equity securities not otherwise classified as held to maturity or trading should be classified as available for sale. Securities that are available for sale are reported at fair value with changes in the fair value from period to period included as a separate component of equity. At March 31, 2000, the Company had $0.7 million invested in available for sale securities. There was no change in fair value for the three months ended March 31, 2000 recorded as a separate component of equity.

     NEW ACCOUNTING PRONOUNCEMENTS

     On December 3, 1999, the SEC issued Staff Accounting Bullentin No. 101 ("SAB 101"), "Revenue Recongition in Financial Statements." While not intended to change current literature related to revenue recognition, SAB 101 provides additional guidance on revenue recognition policies and procedures. The Company believes that its current accounting policies and procedures related to revenue recognition comply with SAB 101.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

3.      COMMITMENTS AND CONTINGENCIES

     The Company has disputed billings and access charges from certain inter-exchange carriers (IXCs) and incumbent local exchange carriers (ILECs). The Company contends that these billings and access charges are not in accordance with the interconnection, service level, or tariff agreements entered between the Company and certain IXCs and ILECs. The Company has not paid for a portion of these disputes and management believes that the Company will prevail in these disputes. At March 31, 2000 and December 31, 1999, the disputed amounts were approximately $4.0 and $2.3 million, respectively.

     The Company is involved in certain legal actions and claims arising in the ordinary course of its business. It is the opinion of management that such litigation and claims will be resolved without material adverse effect on the Company's financial position, results of operations, or cash flows. The Company is also aware of a threatened claim primarily involving allegations of improper use of trade secrets. No legal action has commenced related to this alleged claim, which the Company believes is without merit. Should any legal action result, the Company intends to vigorously defend its position.

4.      COMPUTATION OF NET LOSS PER SHARE

     Basic and diluted net loss per share are computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Incremental shares of common stock equivalents are not included in the calculation of diluted net loss per share as the inclusion of such equivalents would be anti-dilutive.

     Net loss per share is calculated as follows:

                                                                                Three Months Ended
                                                                                    March 31,
                                                                       -----------------------------------
                                                                           2000                 1999
                                                                       --------------       --------------
                                                                 (In thousands, except share and per share data)

Basic and diluted net loss per share:
    Loss attributable to common stockholders:
      Net loss                                                          $    (15,476)        $     (5,939)
      Less mandatorily convertible redeemable preferred
          stock dividends                                                          -                 (192)
                                                                       --------------       --------------

        Loss attributable to common stockholders                        $    (15,476)        $     (6,131)
                                                                       ==============       ==============

    Weighted average common shares outstanding                            31,941,964           14,411,100
                                                                       ==============       ==============

    Basic and diluted net loss per share                                $      (0.48)        $      (0.43)
                                                                       --------------       --------------

     For each of the periods presented, basic and diluted net loss per share are the same. Unexercised options to purchase 7,180,530 and 4,934,282 shares of common stock and mandatorily convertible redeemable preferred stock convertible into 0 and 4,437,403 shares of common stock at March 31, 2000 and March 31, 1999, respectively, which could potentially dilute basic earnings per

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

     share in the future, were not included in the computation of diluted net loss per share for these periods because to do so would have been anti-dilutive in each case.


5.   SUBSEQUENT EVENTS

     On April 14, 2000, Z-Tel Technologies, Inc. acquired Touch 1
     Communications, Inc. ("Touch 1") through merger for consideration of $9.0 million in cash and 1.1 million shares of Z-Tel common stock. The purchase of Touch 1 will be recorded using the purchase method of accounting.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of certain factors. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, rapid expansion, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, dependence on key personnel, uncertainty of government regulation, legal uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement. In addition to the factors noted above, other risks, uncertainties, assumptions, and factors that could affect the Company's financial results are described in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2000.

       The forward-looking statements are based on the belief of our management, as well as assumptions made by and information currently available to our management. Forward-looking statements also may be included in other written and oral statements made or released by us. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements describe our expectations today of what we believe is most likely to occur or reasonably achievable in the future, but they do not predict or assure any future occurrence and may turn out to be wrong.

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

        We offer Z-Line Home Edition service in New York, Texas, Massachusetts, and Pennsylvania. Z-Line Home Edition is our principal service offering. Z-Line Home Edition includes low-priced local and (1+) long-distance residential telephone services using a customer's existing telephone number, bundled with enhanced features, including caller identification, call forwarding, three-way calling, speed dialing, and dial-up remote access through our Z-Line Anywhere access card product, the full functionality of the Personal Communication Center
(PCC) and, for an additional fee, Internet access. We expect sales and marketing expenses to increase substantially as we introduce our Z-Line Home Edition service into new markets. We anticipate entering additional states before the end of the second quarter of 2000. Our expansion will require us to hire additional sales and marketing personnel to build awareness of our services. We will also need to hire technical personnel to continue to expand our network architecture and enhance our service offerings. In addition to our internal technical staff, we expect to continue our relationship with third-party vendors and system integration consultants to integrate and enhance our customer care and billing software applications. We will continue to expand our network through leased facilities, strategic alliances, and acquisitions.

        We began offering an access card service, similar to our current Z-Line Anywhere service, in the quarter ended December 31, 1998. All of the revenue generated for the first quarter 1999 was from our access card services. Z-Line Anywhere is our access card product that allows a customer to make long-distance calls using Z-Tel's network from any phone simply by dialing a local access or toll-free 1-800 number. No change in phone service is required. Subscribers of Z-Line Anywhere also receive the full functionality of our PCC. Z-Line Anywhere is offered nationwide. Z-Line Anywhere customers are billed monthly in arrears, and the associated revenue is recognized in the month of service.

        We began offering Z-Line Home Edition in June 1999. During the first quarter of 2000, we derived most of our revenue from service fees charged to Home Edition customers located in areas of New York, Massachusetts, and Texas. In the second quarter of 2000 we began offering service in Pennsylvania. We intend to offer the Z-Line Home Edition service throughout the United States, subject to the establishment, implementation, operation, and favorable pricing of the unbundled network elements by each state in accordance with the Telecommunications Act of 1996 and the more recent November 5, 1999 FCC order.

        Charges for our Z-Line Home Edition services are billed in advance on a monthly basis. Long distance services in excess of a subscriber's basic package are billed in arrears. Revenue from Z-Line Home Edition is recognized as earned. Our Z-Line Home Edition customer agreements may be canceled on 30 days notice.

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

     We expect to expand our operations and workforce, including our network operations, technical support, sales, marketing and administrative resources. In particular, we intend to expand our existing sales force and create a locally based sales force in selected metropolitan areas where we intend to initiate service. As a result, we expect to continue to incur substantial losses for the foreseeable future.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO THREE MONTH PERIOD ENDED MARCH 31, 1999

REVENUE. Revenue increased by $13.3 million to $14.0 million for the three months ended March 31, 2000, compared to $0.7 million for the same period in the prior year due to the introduction of our Z-Line Home Edition service and subscriber growth. The following tables outline the approximate number of subscribers for Z-Line Home Edition and Z-Line Anywhere:


TYPE OF SERVICE                     March 31, 2000       March 31, 1999
--------------------------------------------------------------------------------

Z-Line Home Edition Subscribers        86,000                     0
Z-Line Anywhere Subscribers            26,100                 8,100

        NETWORK OPERATIONS. Network operations expense increased by $9.0 million to $9.8 million for the three months ended March 31, 2000, compared to $0.8 million for the same period in the prior year. The network operations expense primarily consists of fixed and variable transmission expenses for interconnection agreements with incumbent local exchange carriers (ILECs), service level agreements with inter-exchange carriers (IXCs), and transmission services based on tariff arrangements.

        The increase in network operations expense was due primarily to growth in the number of subscribers resulting from the introduction of our Z-Line Home Edition and the expansion of the service area. We expect our network operations expense to continue to increase significantly in future periods due to additional increases in subscribers and the expansion of our service area.

        SALES AND MARKETING. Sales and marketing expense increased $5.6 million to $6.8 million for the three months ended March 31, 2000, compared to $1.2 million for the same period in the prior year. Sales and marketing expense primarily consists of telemarketing, development of brand awareness through promotional and advertising materials, and employee salaries and benefits.

        The increase in sales and marketing expense is attributable to our expanded sales and marketing efforts. We increased our telemarketing and advertising expenses in the first quarter of 2000 in connection with the expansion of our Z-Line Home Edition service to Texas and Massachusetts. We initiated a direct mail campaign to all of our service areas. We have increased the number of employees in sales and marketing from 13 at March 31, 1999 to 30 at March 31, 2000. We intend to significantly increase our sales and marketing expenditures during the year 2000 as we explore other marketing channels.

        RESEARCH AND DEVELOPMENT. Research and development expenses increased $0.2 million to $1.3 million for the three months ended March 31, 2000, compared to $1.1 million for the same period in the prior year. Our research and development expenses consist primarily of software development costs and employee salaries and benefits. The research and development efforts that qualified for capitalization relating to internal use software for the three months ended March 31, 2000 decreased to $0.4 million from $0.7 million for the three months ended March 31, 1999.

        The development of our Z-Line Home Edition, and the integration of our customer care and billing software required significant expenditures related to employee compensation and outside consulting fees. These efforts resulted in adding functionality and significant enhancements to our technology. A portion of these services and purchases of software are capitalized from research and development expense to property and equipment as software development. We expect research and development costs to increase in the future as we improve and enhance our services and develop new services.

       GENERAL AND ADMINISTRATIVE. General and administrative expense increased $7.9 million to $10.5 million for the three months ended March 31, 2000, compared to $2.6 million for the same period in the prior year. The increase in general and administrative expense was primarily due to increases in employee salaries, temporary services and bad debt expense.

        We increased the number of employees in general and administrative functions to 346 employees at March 31, 2000, from 69 employees at March 31, 1999. We increased our provision for bad debts to $1.0 million at March 31, 2000 from $0.2 million at March 31, 1999, respectively, primarily because of our increase in subscribers. We have implemented additional credit policies and are closely monitoring collection procedures to increase our cash flow while minimizing future bad debt expense. We anticipate general and administrative expenditures will continue to increase in the future as we increase our services and enter new states.

        DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.3 million to $2.1 million for the three months ended March 31, 2000, compared to $0.8 million for the same period in the prior year. The increase was due to the purchases of equipment, facilities, and the capitalized costs associated with internal software development totaling $9.2 million for the three months ended March 31, 2000, compared to $1.2 million for the same period in the prior year. The total ending fixed assets before depreciation was $44.1 million and $14.2 million, at March 31, 2000 and 1999, respectively, which also contributed to the increase in depreciation and amortization expense. We expect depreciation and amortization to continue to increase significantly as we increase our capital expenditures.

        INTEREST INCOME. Interest income increased $1.2 million to $1.3 million for the three months ended March 31, 2000, compared to $0.1 million for the same period in the prior year. Interest income consists of income on our cash balances invested in short-term liquid investments. This increase was primarily due to larger cash reserves for the three months ended March 31, 2000 resulting from our initial public offering on December 15, 1999. We raised net proceeds of $109.1 million after underwriting discount and commissions.

        INTEREST EXPENSE. Interest expense was $0.2 million for the three month periods ended March 31, 2000 and 1999, respectively. Our interest expense is a result of the interest charge on our capital lease and other debt obligations. On February 14, 2000, we paid $14.4 million to extinguish our venture leasing credit facility.

        INCOME TAX EXPENSE. No provision for federal or state income taxes has been recorded due to the full valuation allowance recorded against the deferred tax asset for the three months ended March 31, 2000 and for the same period in the prior year.

        NET LOSS. Our net loss increased $9.6 million to $15.5 million for the three months ended March 31, 2000, compared to $5.9 million for the same period in the prior year. This increase was due primarily to the increases in expenses described above.

        EBITDA. Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of evaluating a company's financial performance. While EBITDA is not a concept recognized by generally accepted accounting principles, EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results. Our negative EBITDA increased $9.4 million to $14.4 million for the three months ended March 31, 2000, compared to $5.0 million for the same period in the prior year. We expect to experience increasing operating losses and negative EBITDA as result of our network development and the expansion of our markets and the growth and expansion of our operations.

LIQUIDITY AND CAPITAL RESOURCES

        The competitive local telecommunications service business is traditionally considered to be a capital intensive business owing to the significant investments required in fiber optic communication networks and the co-location of switches and transmission equipment in incumbent local exchange carriers' central offices. Our network architecture is designed with remotely located points of presence, or Z-Nodes, that can be interconnected through local and long distance communications networks to the Z-Tel enterprise management center. We do not expect that the growth of our business will require the levels of capital investment in fiber optics and switches that existed in historical models. However, we have and will continue to devote significant amounts of our capital resources to continued software development and marketing efforts that we have designed to achieve rapid penetration of our target markets.

        We have incurred significant accumulated losses since our inception as a result of developing our business, research and development, building and maintaining network infrastructure and technology, sales and promotion of our services, and administrative expenditures. As of March 31, 2000, we had an accumulated deficit of $64.6 million. We have funded these expenditures primarily through operating revenues, private securities offerings, a sale-leaseback credit facility and an initial public offering. We intend to continue building our organization in anticipation of future growth and believe that our operating expenditures will also continue to increase. As of March 31, 2000, we had $58.5 million in cash and cash equivalents.

        NET CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities increased by $11.9 million to $19.9 million for the three months ended March 31, 2000, compared to $8.0 million for the same period in the prior year. This net change in cash used in operating activities increased primarily because of increased net losses and accounts receivable. This increase was partially off-set by non-cash charges associated with bad debt expense and depreciation.

        NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities increased by $18.6 million to $9.9 million used in investing activities for the three months ended March 31, 2000, compared to $8.7 million provided by investing activities for the same period in the prior year. For the three months ended March 31, 2000, we invested $9.9 million and $0.7 million, respectively, in capital expenditures and investments in affiliates as compared to $1.2 million and $0, respectively, in the same period in the prior year. For the three months ended March 31, 1999 we also received $9.9 million in a sale and leaseback transaction compared to $0 for the three months ended March 31, 2000, respectively. These purchases were primarily for the following items:

o    continued enhancement and improvement of our network;

o employee compensation and outside consulting fees associated with the internal development and integration of our customer care and billing software; and

o    the build-out of our headquarters in Tampa, Florida.

The significant increase in capital expenditures is a direct result of our rapid growth in subscribers and the need to build and purchase infrastructure to support our current and future needs. In 2000, we are focused on product development and the establishment of our infrastructure, the operation of our technology and a network that primarily involves the purchases of equipment for our Z-Nodes. Pursuant to our adoption of Statement of Position 98-1 for the three months ended March 31, 2000, we capitalized $0.4 million of software development costs compared to $0.7 million for the same period in the prior year. Capitalized software development costs, in conjunction with capital outlays, contributed to the increased capital expenditures. We expect cash used in investing activities to increase as we maintain and develop our network.

        On April 14, 2000, we completed the acquisition of Touch 1 Communications, Inc. (Touch 1) for $9.0 million in cash and 1.1 million shares of our common stock. The purchase of Touch 1 provides more than 950 employees primarily for our sales, provisioning and customer service departments, and is expected to improve operating efficiencies and lower customer acquisition costs. The Touch 1 acquisition will be accounted for using the purchase method of accounting.

        NET CASH USED IN FINANCING ACTIVITIES. Net cash used in financing activities increased $13.0 million to $13.4 million for the three months ended March 31, 2000, compared to $0.4 million for the same period in the prior year. The overall increase is primarily attributable to our payment of $14.4 million on February 14, 2000 to extinguish the outstanding CMB Capital, LLC capital lease obligation and purchase the related assets. This was the repayment of transactions involving the sale and leaseback of various furniture and equipment payable over four years from the date of the transactions. This transaction resulted in a $1.6 million increase in the carrying value of our assets, resulting from the difference between the payments made to terminate the lease and the carrying value of our capital lease obligation. This $1.6 million will be added to the value of the assets purchased and depreciated over the estimated remaining lives in accordance with FASB Interpretation No. 26 -Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease. The net increase in cash used in financing activities was also increased by the payments of our long-term debt, off-set by the receipt of payments for notes receivable for stock from stockholders, and cash received for the exercise of stock options, in the amounts of $0.0, $0.4, and $0.4 million, respectively, for the three months ended March 31, 2000, compared to $0.2, $0.0, and $0.0 million, respectively, for the same period in the prior year.

        Our ongoing capital requirements will depend on several factors, including market acceptance of our services, the amount of resources we devote to investments in our networks, facilities, build-out of additional enterprise management centers, services development and brand promotions, the resources we devote to sales and marketing of our services, and other factors. We have experienced a substantial increase in our capital expenditures and operating losses since our inception consistent with the growth in our operations and staffing, and we anticipate that this will continue for the foreseeable future. Additionally, we expect to make additional investments in technologies and network architecture, and plan to expand our sales and marketing programs and conduct more aggressive brand promotions. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities will use large amounts of cash. Consequently, future growth will require us to obtain additional equity or debt financing which may not be available on attractive terms, or at all, or may be dilutive. If we are unable to obtain such financing or obtain it on terms that are not attractive, we may be required to modify, delay or abandon our current business plan, which is likely to materially and adversely affect our business.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

        We filed a registration statement (Commission file no. 333-89063), which became effective on December 14, 1999, with respect to the initial public offering of 6,900,000 shares of our common stock (including the underwriters' over-allotment option). For the three months ended March 31, 2000, approximately $36.6 million of the net offering proceeds were used in the following estimated amounts and for the following purposes: $2.5 million for the purchase and installation of network equipment, $2.5 million for the purchase of software and support and software development, $1.7 million for marketing expenses, $14.4 million for the repayment of indebtedness, $13.4 million for operational expenses, $1.4 million for construction of plant, building and facilities and $0.7 million for the purchase of available for sale securities. The remaining offering proceeds have been placed in temporary investments in cash and cash equivalents. Except for dividend payments made to entities affiliated with our directors based on their pro rata ownership of our convertible preferred stock, none of the net offering proceeds have been paid, directly or indirectly, to our directors, officers, 10% shareholders or affiliates.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  EXHIBITS.

         The following exhibits are filed as part of this report:


               Exhibit
               Number        Description

               2.1(**) Agreement and Plan of Merger dated April 10, 2000 by and among Z-Tel Technologies, Inc., Tiger Acquisition Subsidiary, Inc., Touch 1 Communications, Inc., and certain shareholders of Touch 1 Communications, Inc.

               3.1(*) Amended and Restated Certificate of Incorporation of Z-Tel

               3.2(*)        Amended and Restated Bylaws of Z-Tel

               4.1(*)        Form of Common Stock Certificate

               4.2 See Exhibits 3.1 and 3.2 of this Quarterly Report on Form 10-Q.

               10.1.1(*)     Stockholders' Agreement dated October 8, 1999,
                             between and among the company, BA Capital
                             Corporation, Sewanee Partners II, L.P., Gramercy
                             Z-Tel LLC and the other parties set forth therein

               10.1.2(*)     Employment Agreement dated July 1998 between the
                             Company and D. Gregory Smith

               10.1.3(*)     Employment Agreement dated September 1999 between
                             the Company and John Hutchens

               10.1.4(*)     Employment Agreement dated August 1998 between the
                             Company and Charles W. McDonough

               10.1.5(*)     Employment Agreement dated August 1998 between the
                             Company and J. Bryan Bunting

               10.1.6(*)     Employment Agreement dated July 1998 between the
                             Company and James A. Kitchen

               10.1.7(*)     Investment Agreement dated March 15, 1999 between
                             the Company and CMB Capital LLC

               10.2(*)       1998 Equity Participation Plan

               10.3(**) Form of Employment Agreement for certain key Touch 1 employees, including James F. Corman, President of Touch 1

               27            Financial Data Schedules

               99.1(**) Press release announcing the acquisition of Touch 1 Communications, Inc.

(*) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

(**) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's current Report on Form 8-K filed April 28, 2000.



         (B) REPORTS ON FORM 8-K.

         None.

                            Z-TEL TECHNOLOGIES, INC.
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's principal financial officer, thereunto duly authorized.




May 12, 2000              Z-TEL TECHNOLOGIES, INC.
                          (Registrant)





                          By: /s/_______________________________________________
                                 John M. Hutchens
                                 Chief Financial Officer
                                 (Authorized officer of Registrant and principal financial officer)