Form 10-Q
period 2000-06-30
Z TEL TECHNOLOGIES INC
filed 2000-08-14
CIK 1096509

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                        Commission File Number 000-28467

                            Z-TEL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


              Delaware                                    59-3501119
   -------------------------------                   ----------------------
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

         Yes [X]  No [ ]

         At August 9, 2000 the Registrant had outstanding 33,495,147 shares of $.01 par value common stock.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements (Unaudited)
                      Condensed Consolidated Balance Sheets at June 30, 2000
                           and December 31, 1999                                                         3

                      Condensed Consolidated Statements of Operations for the
                            three and six month periods ended June 30, 2000 and
                            1999                                                                         4

                      Condensed Consolidated Statement of Stockholders' Equity
                            for the six month periods ended June 30, 2000                                5

                      Condensed Consolidated Statement of Cash Flows for the six
                            month periods ended June 30, 2000 and 1999                                   6

                      Notes to Condensed Consolidated Financial Statements                               7

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                           11

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                          19

PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                                                    19

         Item 2.   Changes In Securities and Use of Proceeds

                          Recent Sales of Unregistered Securities                                       21

                          Use of Proceeds from Initial Public Offering                                  21

         Item 4.   Submission of Matters to a Vote of Security Holders                                  21

         Item 6.   Exhibits and Reports on Form 8-K                                                     22

SIGNATURES                                                                                              25

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       JUNE 30,   DECEMBER 31,
                                                                        2000         1999
                                                                      ---------    ---------
ASSETS                                                               (Unaudited)
Current assets:
    Cash and cash equivalents                                         $  10,656    $ 101,657
    Accounts receivable, net of allowance for doubtful
        accounts of approximately $3,451 at June 30,
        2000 and $408 at December 31, 1999                               36,476        4,245
    Prepaid expenses and other current assets                             5,074        2,304
                                                                      ---------    ---------
      Total current assets                                               52,206      108,206

Property and equipment, net                                              52,018       28,549
Investments                                                               7,088           --
Intangible assets, net                                                   65,918           --
Other                                                                     3,220          922
                                                                      ---------    ---------

        Total assets                                                  $ 180,450    $ 137,677
                                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                          $  34,586    $   9,165
    Current portion of long-term debt
        and capital lease obligations                                     4,835        3,726
                                                                      ---------    ---------
      Total current liabilities                                          39,421       12,891

Long-term debt and capital lease obligations                             17,216       10,408
                                                                      ---------    ---------

        Total liabilities                                                56,637       23,299
                                                                      ---------    ---------

Commitments and contingencies (Notes 4 and 6)

Stockholders' equity:
    Common stock, $.01 par value; 150,000,000
        shares authorized; 33,681,175 and 32,159,911 shares issued;
        33,401,497 and 31,880,236 outstanding, respectively                 337          322
    Notes receivable from stockholders                                     (539)      (1,683)
    Unearned stock compensation                                            (494)      (2,487)
    Additional paid-in capital                                          206,414      167,637
    Accumulated deficit                                                 (87,624)     (49,093)
    Accumulated other comprehensive income                                6,037           --
    Treasury stock, 279,675 shares at cost                                 (318)        (318)
                                                                      ---------    ---------

      Total stockholders' equity                                        123,813      114,378
                                                                      ---------    ---------

        Total liabilities and stockholders' equity                    $ 180,450    $ 137,677
                                                                      =========    =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                        JUNE 30,
                                                     ----------------------------    ----------------------------
                                                         2000            1999            2000            1999
                                                     ------------    ------------    ------------    ------------
Revenues                                             $     40,157    $        761    $     54,133    $      1,425
                                                     ------------    ------------    ------------    ------------
Operating expenses:
    Network operations                                     25,137             978          34,967           1,792
    Sales and marketing                                    10,635             666          17,454           1,848
    Research and development                                1,790             352           3,089           1,465
    General and administrative                             20,878           2,390          31,339           4,987
    Depreciation and amortization                           4,404             863           6,492           1,664
                                                     ------------    ------------    ------------    ------------
      Total operating expenses                             62,844           5,249          93,341          11,756
                                                     ------------    ------------    ------------    ------------
      Operating loss                                      (22,687)         (4,488)        (39,208)        (10,331)
                                                     ------------    ------------    ------------    ------------
Nonoperating income (expense):
    Interest income                                           455             114           1,741             232
    Interest expense                                         (823)         (1,237)         (1,064)         (1,451)
                                                     ------------    ------------    ------------    ------------
      Total nonoperating income (expense)                    (368)         (1,123)            677          (1,219)
                                                     ------------    ------------    ------------    ------------
      Net loss                                            (23,055)         (5,611)        (38,531)        (11,550)
      Less mandatorily convertible redeemable
           preferred stock dividends                                         (414)                           (606)
                                                     ------------    ------------    ------------    ------------
      Net loss attributable to common stockholders   $    (23,055)   $     (6,025)   $    (38,531)   $    (12,156)
                                                     ============    ============    ============    ============
Weighted average common shares outstanding             33,042,008      14,411,100      32,499,640      14,411,100
                                                     ============    ============    ============    ============
Basic and diluted net loss per share                 $      (0.70)   $      (0.42)   $      (1.19)   $      (0.84)
                                                     ============    ============    ============    ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                   (UNAUDITED)



                                                                                 NOTES
                                                   COMMON STOCK                RECEIVABLE           UNEARNED         ADDITIONAL
                                             ------------------------             FROM                STOCK            PAID-IN
                                             SHARES         PAR VALUE         STOCKHOLDERS        COMPENSATION         CAPITAL
                                             ------         ---------         ------------        ------------         -------
 Balances, December 31, 1999               31,880,236          $ 322            $ (1,683)          $ (2,487)         $167,637
 Issuance of common stock for               1,100,000             11                                                   39,275
      acquisition of Touch 1
 Issuance of common stock for                 421,261              4                                                    1,314
       exercise of stock options
 Repayment of Stockholders' note                                                   1,144
 Vesting of stock options granted                                                                     1,993            (2,467)
       below intrinsic value
 Warrants extinguished with debt                                                                                          655

 Net Loss
 Foreign currency translation adjustment
 Unrealized Gain on Investments
 Comprehensive Income
                                           ----------          -----              ------             ------          --------
 Balances, June 30, 2000                   33,401,497          $ 337              $ (539)            $ (494)         $206,414
                                           ==========          =====              ======             ======          ========



                                                                ACCUMULATED
                                                                   OTHER                            TOTAL
                                               ACCUMULATED     COMPREHENSIVE     TREASURY        STOCKHOLDERS'
                                                  EQUITY           INCOME          STOCK            EQUITY
                                                  ------           ------          -----            ------
Balances, December 31, 1999                      $ (49,093)        $   --          $ (318)         $ 114,378
Issuance of common stock for                                                                          39,286
     acquisition of Touch 1
Issuance of common stock for                                                                           1,318
      exercise of stock options
Repayment of Stockholders' note                                                                        1,144
Vesting of stock options granted
      below intrinsic value                                                                             (474)
Warrants extinguished with debt                                                                          655

Net Loss                                           (38,531)                                          (38,531)
Foreign currency translation adjustment                                 (1)                               (1)
Unrealized Gain on Investments                                       6,038                             6,038
                                                                                                   ---------
Comprehensive Income                                                                                 (32,494)
                                                 ---------         -------         ------          ---------
Balances, June 30, 2000                          $ (87,624)        $ 6,037         $ (318)         $ 123,813
                                                 =========         =======         ======          =========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       Six Months Ended
                                                                            June 30
                                                                    ---------------------
                                                                       2000        1999
                                                                    ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $ (38,531)   $(11,551)
                                                                    ---------    --------
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                         6,492       1,664
  Provision for bad debts                                               2,380         242
  Change in operating assets and liabilities:
    Increase in accounts receivable                                   (25,762)       (671)
    Increase in prepaid expenses and other current assets              (3,552)       (860)
    Increase in accounts payable and accrued liabilities               13,363          49
    Increase in deferred revenue                                        3,376
    Other                                                                 181          42
                                                                    ---------    --------
      Total adjustments                                                (3,522)        466
                                                                    ---------    --------
      Net cash used in operating activities                           (42,053)    (11,085)
                                                                    ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale and leaseback transaction                                      9,943
  Purchases of property and equipment                                 (20,154)     (6,242)
  Investment in securities available for sale                          (1,050)
  Purchase of Touch 1, net of cash acquired                            (8,955)
                                                                    ---------    --------
      Net cash provided by (used in) investing activities             (30,159)      3,701
                                                                    ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                               1,317
  Proceeds from issuance of mandatorily convertible
  redeemable preferred stock                                                        3,548
  Proceeds from notes receivable                                        1,144
  Payments on long-term debt and capital lease obligations            (21,250)     (1,886)
                                                                    ---------    --------
      Net cash provided by (used in) financing activities             (18,789)      1,662
                                                                    ---------    --------
Net decrease in cash and cash equivalents                             (91,001)     (5,722)
Cash and cash equivalents, beginning of period                        101,657       7,973
                                                                    ---------    --------
Cash and cash equivalents, end of period                            $  10,656    $  2,251
                                                                    =========    ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Property and equipment acquired under capital lease obligations   $      --    $  9,943
                                                                    =========    ========
ACQUISITION OF TOUCH 1
  Fair value of assets acquired                                     $  85,967    $     --
  Liabilities assumed                                                 (37,979)         --
  Common stock issued                                                 (40,201)         --
                                                                    ----------   --------
  Net cash paid for acquisition                                         7,787          --
  Cash acquired in acquisition                                          1,168          --
                                                                    ----------   --------
  Cash paid for acquisition                                         $   8,955    $     --
                                                                    =========    ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   NATURE OF BUSINESS

     DESCRIPTION OF BUSINESS

     Z-Tel Technologies, Inc. and subsidiaries ("Z-Tel" or the "Company") incorporated in Delaware on January 15, 1998 as Olympus Telecommunications Group, Inc. In March 1998, Olympus Telecommunications Group, Inc. changed its name to Z-Tel Technologies, Inc. Z-Tel Technologies, Inc. is the parent company, and has no other operations. The Company has eight wholly owned subsidiaries: Z-Tel Communications, Inc., Z-Tel Business Networks, Inc., Z-Tel Holdings, Inc., Z-Tel Communications of Virginia, Inc., Z-Tel, Inc., Z-Tel Network Services, Inc., Z-Tel Investments, Inc. and Touch 1 Communications, Inc.

     Z-Tel is an emerging provider of advanced, integrated telecommunications services targeted to residential subscribers. Z-Tel offers local and long distance telephone services in combination with enhanced communication features accessible through the telephone or the Internet. Z-Tel offers its Z-Line Home Edition service in New York, Texas, Massachusetts, Pennsylvania, and Georgia. Z-Tel also provides long-distance services to customers nationally.

2.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

     Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period presentation.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

                     Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)(CONTINUED)

     INVESTMENTS

     Included in investments are available for sale securities and investments accounted for utilizing the cost method of accounting for those investments without a readily identifiable market. In accordance with Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities," securities that are available for sale are reported at fair value. At June 30, 2000, the Company had approximately $6.7 and $0.4 million in available for sale securities and investments accounted for at cost, respectively. There was an increase of approximately $6.0 million in fair value, using the specific identification method for calculating the unrealized gain, for the three months ended June 30, 2000 recorded as a separate component of comprehensive income in equity.

     NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." While not intended to change current literature related to revenue recognition, SAB 101 provides additional guidance on revenue recognition policies and procedures. The Company believes that its current accounting policies and procedures related to revenue recognition comply with SAB 101.

3.   ACQUISITION OF TOUCH 1

     The Company completed the acquisition of Touch 1 Communications, Inc. ("Touch 1"), a reseller of long distance service to subscribers throughout the United States, on April 14, 2000. Touch 1 is the parent company to its two wholly owned subsidiaries, direcTel, Inc. and direcCONNECT, Inc. The purchase price for Touch 1 consisted of 1.1 million shares of the Company's common stock at a price of $35.71 per share, approximately $9.0 million in cash, and approximately $1.0 million in transaction and related fees. The acquisition of Touch 1 was accounted for using the purchase method of accounting and, accordingly, the results of operation of Touch 1 for the period beginning April 10, 2000 (the closing date for accounting purposes) are included in the accompanying condensed consolidated financial statements. The acquisition of Touch 1 resulted in approximately $67.0 million of intangible assets, preliminarily allocated to customer lists and goodwill, which are being amortized, on the straight line basis, over periods of five and twenty years, respectively.

     The following unaudited pro forma information presents a summary of our consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented.

                   Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)(CONTINUED)

                                                       SIX MONTHS ENDED
     In thousands, except per share date                    June 30,
     ------------------------------------------------------------------------
                                                    2000               1999
                                                    ----               ----
     Revenues                                    $ 85,064           $ 31,531
     Net loss                                     (46,556)           (17,115)
     Loss per share                                 (1.14)             (1.10)

     The pro forma condensed consolidated financial information is not necessarily indicative of what Z-Tel's results of operations would have been had the acquisition been completed at the beginning of the period presented or the future results of the Company's operations.

4.   COMMITMENTS AND CONTINGENCIES

     The Company has disputed billings and access charges from certain inter-exchange carriers (IXCs) and incumbent local exchange carriers (ILECs). The Company contends these billings and access charges are not in accordance with the interconnection, service level, or tariff agreements entered between the Company and certain IXCs and ILECs. The Company has paid for a portion of these disputes and management believes that the Company will prevail in these disputes. At June 30, 2000 and December 31, 1999, the disputed amounts were approximately $4.9 and $2.3 million, respectively.

     The Company has entered into an agreement with a service firm to provide various content and new service offerings through the telephone. Under this agreement Z-Tel has invested $3.0 million and is committed to an additional $4.0 million in cash payments for future services. This contract provides for early termination under certain circumstances with adjustments to the commitments.

5.   COMPUTATION OF NET LOSS PER SHARE

     Basic and diluted net loss per share are computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Incremental shares of common stock equivalents are not included in the calculation of diluted net loss per share as the inclusion of such equivalents would be anti-dilutive.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)(CONTINUED)


     Net loss per share is calculated as follows:

                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                         JUNE 30,
                                                        ----------------------------    ----------------------------
                                                            2000            1999            2000            1999
                                                        ------------    ------------    ------------    ------------
                                                               (In thousands, except share and per share data)
     Basic and diluted net loss per share:
       Loss attributable to common stockholders:
          Net loss                                      $    (23,055)   $     (5,611)   $    (38,531)   $    (11,550)
          Less mandatorily convertible redeemable
               preferred stock dividends                          --            (414)             --            (606)
                                                        ------------    ------------    ------------    ------------

             Loss attributable to common stockholders   $    (23,055)   $     (6,025)   $    (38,531)   $    (12,156)
                                                        ============    ============    ============    ============

        Weighted average common shares outstanding        33,042,008      14,411,100      32,499,640      14,411,100
                                                        ============    ============    ============    ============

        Basic and diluted net loss per share            $      (0.70)   $      (0.42)   $      (1.19)   $      (0.84)
                                                        ============    ============    ============    ============

     For each of the periods presented, basic and diluted net loss per share are the same. Unexercised options to purchase 9,421,912 and 7,156,284 shares of common stock at June 30, 2000 and December 31, 1999, respectively, which could potentially dilute basic earnings per share in the future, were not included in the computation of diluted net loss per share for these periods because to do so would have been anti-dilutive in each case.

6.   LEGAL AND REGULATORY PROCEEDINGS

     On June 9, 2000, PTEK Holdings, Inc. and Premiere Communications, Inc. (collectively, "PTEK") filed a lawsuit against the Company, Z-Tel Communications, Inc., David Gregory Smith, Z-Tel's Chairman, Chief Executive Officer and President, Eduard Mayer, one of Z-Tel's directors and James Kitchen, a Senior Vice President of Z-Tel. In the lawsuit, PTEK asserts claims for patent infringement, misappropriation of trade secrets, breach of contract, conversion, misappropriation of and conspiracy to misappropriate corporate opportunities and tortious interference with contractual relations between PTEK and its employees and with PTEK's actual and prospective business relationships. PTEK seeks preliminary and permanent injunctive relief against the defendants, an equitable trust of an unspecified amount of common stock of Z-Tel, return of proceeds, with interest, of moneys realized by Mr. Smith from the exercise and sale of PTEK options, disgorgement of economic benefits wrongfully obtained, an unspecified amount of actual and punitive damages arising out of the common law claims, treble damages for willful infringement of the PTEK patent and costs. The defendants believe the claims asserted in the lawsuit are without merit, intend to defend it vigorously and have asserted counterclaims against PTEK and Mr. Jones. It is the opinion of management that the lawsuit will be resolved without material adverse effect on the Company's financial position, results of operations, or cash flows.

     In the ordinary course of business, the Company is involved in legal proceedings that are generally incidental to its operations. In addition, from time to time the Company is the

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)(CONTINUED)


     subject of customer complaints filed with the state utility commissions of the states in which it operates or the FCC. Most complaints are handled informally and at this time there are no formal proceedings pending. While there can be no assurance of the ultimate disposition of incidental legal proceedings or customer complaints, the Company does not believe their disposition will have a material adverse effect on the Company's consolidated results of operations or financial position.

7.   SUBSEQUENT EVENTS

     In July 2000, the Company filed a Certificate of Designation authorizing the issuance of 5.0 million shares of Series D convertible preferred stock ("Series D Preferred"). The Company has received commitments to purchase 4,688,247 shares of the Series D Preferred at a price of $12.00 for aggregate proceeds of $56.3 million, $43.1 million of which have been received by the Company. The Series D Preferred is convertible at a conversion price of $12.00, which price is subject to adjustment, into common stock at the option of the holder (i.e., initially convertible on a one-for-one basis); however, there are certain circumstances that provide for a forced conversion of the stock by the Company. The Series D Preferred is mandatorily redeemable 8 years from the original issue date, has an 8% cumulative dividend payable at times in cash and at times with in-kind contributions of additional Series D Preferred and has certain liquidation preferences and voting rights. Each purchaser of Series D Preferred received a warrant to purchase a number of shares of Z-Tel common stock equal to one-half of the amount of Series D Preferred purchased by each investor. Each warrant is exercisable at a price of $13.80 per share subject to certain adjustments.

     In July 2000, the Company entered into an accounts receivable facility with RFC Capital Corporation ("RFC") providing for the sale of certain of the Company's accounts receivable to RFC. RFC has agreed to purchase up to $25 million of the Company's accounts receivable, $10 million of which is subject to the Company's meeting certain conditions, with provisions for a commitment of up to $50 million, subject to successful syndication of the receivables sales program by RFC. The Company has not utilized any of this facility to date.

     In August 2000, the Company entered into an agreement with a service firm to outsource customer provisioning through electronic bonding with incumbent local exchange carriers. Under this agreement, Z-Tel is committed to approximately $0.5 million cash payment for set-up fees and minimum commitment fees for the next three years subject to the successful completion by the service firm of certain obligations in the future. The minimum commitments under the contract, subject to certain adjustments, are approximately $4.0, $7.0, and $9.0 million over the next three years. This contract provides for various termination arrangements with related severance fees.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       This Management's Discussion and Analysis of Financial Condition and Results of

Operations and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of certain factors. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, rapid expansion, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, dependence on key personnel, uncertainty of government regulation, legal and regulatory uncertainties, and competition. Specifically, Verizon Communications, Inc., a local exchange carrier on which we rely to accomplish certain steps in customer provisioning, service and billing for customers in certain locales in New York, Massachusetts and Pennsylvania, is experiencing a strike involving its principal labor force. We do not currently believe that the strike will significantly impact our operations in these states. We disclaim any obligation to update information contained in any forward-looking statement. In addition to the factors noted above, other risks, uncertainties, assumptions, and factors that could affect the Company's financial results are described in the Company's 1999 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2000.

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

     Z-Line Home Edition is our principal service offering. Z-Line Home Edition includes low-priced local and long-distance (1+) residential telephone services using a customer's existing telephone number, bundled with enhanced features, including caller identification, call forwarding, three-way calling, speed dialing, and dial-up remote access through our Z-Line Anywhere access card product, the full functionality of the Personal Communication Center ("PCC") and, for an additional fee, Internet access. We offer Z-Line Home Edition service in New York, Texas, Massachusetts and Pennsylvania, and began offering service in Georgia during July 2000. We anticipate entering additional states before the end of the third quarter of 2000.

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

     We completed the acquisition of Touch 1 Communications, Inc. ("Touch 1"), on April 14, 2000, with a closing date of April 10, 2000 for accounting purposes. The purchase price of Touch 1 consisted of 1.1 million shares of our common stock and $9.0 million in cash. Touch 1 provides employees in sales, provisioning, and customer service. We anticipate that this acquisition will provide operating efficiencies and lower customer acquisition costs. We believe that Touch 1 also has provided us with the opportunity to further grow our back-office operations to provide capacity for market entry into new states.

     We used the purchase accounting method for our acquisition of Touch 1. Therefore, in accordance with the purchase accounting method, the below discussions of the results of operations and liquidity and capital resources do not include any discussions regarding Touch 1 prior to our acquisition of Touch 1 on April 10, 2000. This treatment is in accordance with the adoption of the purchase method of accounting. A pro forma discussion and schedule is included in Footnote 3 to the financial statements that display the pro forma statement of operations of us and Touch 1 for the six months ended June 30, 2000.

RESULTS OF OPERATIONS

REVENUE. Revenue increased by $39.4 million to $40.2 million for the three months ended June 30, 2000, compared to $0.8 million for the same period in the prior year. The increase in revenue is primarily the result of the average Home Edition customer count of 129,000 for the three months ended June 30, 2000, compared to 0 for the same period in the prior year. The purchase of Touch 1 in the second quarter of 2000 provided an increase in revenue of $12.0 million from its existing 1+ long-distance offering for the three months ended June 30, 2000 and 1999.

Revenue increased by $52.7 million to $54.1 million for the six months ended June 30, 2000, compared to $1.4 million for the same period in the prior year. The increase in revenue is primarily the result of the average Home Edition customer count of 105,000 for the six months ended June 30, 2000, compared to 0 for the same period in the prior year. The revenue from Touch 1 contributed $12.0 million to the increase. The following tables outline the approximate number of subscribers for Z-Line Home Edition, Z-Line Anywhere and Touch 1 (1+) long distance services as of the end of the period:

TYPE OF SERVICE                              June 30, 2000        June 30, 1999
--------------------------------------------------------------------------------

Z-Line Home Edition Subscribers                 170,000                   0
Z-Line Anywhere and Touch 1 (1+)

        Long Distance Services Subscribers      301,500              80,000

     NETWORK OPERATIONS. Network operations expense increased by $24.1 million to $25.1 million for the three months ended June 30, 2000, compared to $1.0 million for the same period in the prior year. Network operations expense increased by $33.2 million to $35.0 million for the six months ended June 30, 2000, compared to $1.8 million for the same period in the prior year. The network operations expense primarily consists of fixed and variable transmission expenses for interconnection agreements with incumbent local exchange carriers (ILECs), service level agreements with inter-exchange carriers (IXCs), and transmission services based on tariff arrangements. The increase in network operation expense in both the three months and six months ended June 30, 2000 is the result of our subscriber growth.

     SALES AND MARKETING. Sales and marketing expense increased $9.9 million to $10.6 million for the three months ended June 30, 2000, compared to $0.7 million for the same period in the prior year. Sales and marketing expense increased $15.7 million to $17.5 million for the six months ended June 30, 2000, compared to $1.8 million for the same period in the prior year. The sales and marketing expense primarily consists of telemarketing, direct mail, brand awareness advertising, and employee salaries and benefits paid to employees engaged in sales and marketing activities.

     The increase in sales and marketing expense is attributable to our increased telemarketing hours and direct mail efforts. A large increase occurred in the second quarter as a result of our purchase of Touch 1 in April 2000, and the hiring of additional employees in their existing locations and the opening of a new call center in Canada. Our direct mail campaign was continued through the second quarter of 2000 after its successful introduction in first quarter 2000. We intend to significantly increase our sales and marketing expenditures during the remainder of the year 2000 as we increase our telemarketing and direct mail campaigns and develop other marketing channels.

     RESEARCH AND DEVELOPMENT. Research and development expenses increased $1.4 million to $1.8 million for the three months ended June 30, 2000, compared to $0.4 million for the same period in the prior year. Research and development expenses increased $1.6 million to $3.1 million for the six months ended June 30, 2000, compared to $1.5 million for the same period in the prior year. Our research and development expenses consist primarily of salaries and benefits paid to employees engaged in research and development activities and outside third party development costs.

     The enhancement of our current product offerings, development of new services, and the integration of our customer care and billing software contributed to increased research and development cost for both the three and six months ended June 30, 2000. We adopted the provisions of Statement of Position (SOP) 98-1 "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," at the beginning of 1999. As a result, $1.7 and $3.7 million of research and development costs relating to development of internal use software were capitalized for the three and six months ended June 30, 2000, compared to $1.1 and $2.2 million for the same periods in the prior year. We expect research and development costs to increase in the future as we enhance and develop new services.

     GENERAL AND ADMINISTRATIVE. General and administrative expense increased $18.5 million to $20.9 million for the three months ended June 30, 2000, compared to $2.4 million for the same period in the prior year. General and administrative expense increased $26.3 million to $31.3 million for the six months ended June 30, 2000, compared to $5.0 million for the same period in the prior year. General and administrative expenses consist primarily of employee salaries, temporary services, bad debt expense, billing and collection expense, occupancy costs, and provisioning costs for Z-Line Home Edition Customers.

     The acquisition of Touch 1 and the increase in subscribers has caused an increase in expenses for general and administrative purposes for both the three and six months ended June 30, 2000 compared to the same periods in the prior year. We increased our capacity for back office operations to provide for our anticipated growth and introduction of Z-Line Home Edition to new states. We anticipate general and administrative expenditures will continue to increase in the future as we increase our subscribers, expand our services and enter new states.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $3.5 million to $4.4 million for the three months ended June 30, 2000, compared to $0.9 million for the same period in the prior year. Depreciation and amortization expense increased $4.8 million to $6.5 million for the six months ended June 30, 2000, compared to $1.7 million for the same period in the prior year.

     The increase in depreciation and amortization is a result of the acquisition of Touch 1 and purchases of equipment. The amortization of the $67.0 million of intangible assets, constituting the amount of consideration in excess of the fair market value of the net assets purchased from Touch 1, which has been preliminarily allocated to assets with 5 and 20 year lives, resulted in amortization of $1.2 million in the second quarter of 2000. In addition, the purchase of computer equipment, switching equipment, furniture and leasehold improvements required to maintain our growth and expand our operations has also contributed to the increased depreciation and amortization expense for both the three and six months ended June 30, 2000. We expect depreciation and amortization to continue to increase as we increase our capital expenditures.

     INTEREST INCOME. Interest income increased $0.4 million to $0.5 million for the three months ended June 30, 2000, compared to $0.1 million for same period in the prior year. Interest income increased $1.5 million to $1.7 million for the six months ended June 30, 2000, compared to $0.2 million for same period in the prior year. Interest income consists of income on our cash balances invested in short-term liquid investments. The increase was primarily due to larger cash reserves, resulting from funds raised in our initial public offering on December 15, 1999. We raised net proceeds of $109.1 million after underwriting discounts and commissions. Our cash and cash equivalents were $10.7 million and $2.3 million at June 30, 2000 and 1999, respectively.

     INTEREST EXPENSE. Interest expense decreased $0.4 million to $0.8 million for the three months ended June 30, 2000, compared to $1.2 million for the same period in the prior year. Interest expense decreased $0.4 million to $1.1 million for the six months ended June 30, 2000, compared to $1.5 million for the same period in the prior year. Our interest expense is a result of the interest charged on our capital lease and other debt obligations. On February 14, 2000, we paid $14.4 million to extinguish our sale-leaseback credit facility. We anticipate interest expense to increase in the future as a result of our assumption of debt from the Touch 1 acquisition and the borrowing of money to support operations through our accounts receivable credit facility and possible additional funding prior to the end of fiscal year 2000.

     INCOME TAX EXPENSE. No provision for federal or state income taxes has been recorded due to the full valuation allowance recorded against the deferred tax asset for the three and six month periods ended June 30, 2000 and for the same periods in the prior year.

     NET LOSS. Our net loss increased $17.1 million to $23.1 million for the three months ended June 30, 2000, compared to $6.0 million for the same period in the prior year. Our net loss increased $26.3 million to $38.5 million for the six months ended June 30, 2000, compared to $12.2 million for the same period in the prior year. This increase was due primarily to the increases in expenses described above.

     EBITDA. Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of evaluating a company's financial performance. While EBITDA is not a measure under generally accepted accounting principles, EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results. Our negative EBITDA increased $14.7 million to $18.3 million for the three months ended June 30, 2000, compared to $3.6 million for the same period in the prior year. Our negative EBITDA increased $24.0 million to $32.7 million for the six months ended June 30, 2000, compared to $8.7 million for the same period in the prior year. We expect to experience a reduction in negative EBITDA during the remainder of fiscal year 2000 as a result of our increases in subscribers.

LIQUIDITY AND CAPITAL RESOURCES

     The competitive local telecommunications service business is traditionally considered to be a capital intensive business owing to the significant investments required in fiber optic communication networks and the co-location of switches and transmission equipment in incumbent local exchange carriers' central offices. Our network architecture is designed with remotely located points of presence, or Z-Nodes, that can be interconnected through local and long distance communications networks to the Z-Tel enterprise management center. We do not expect that the growth of our business will require the levels of capital investment in fiber optics and switches that existed in historical telecommunications models. Instead, we will devote significant amounts of our capital resources to continued operations, software development and marketing efforts that we have designed to achieve rapid penetration of our target markets.

     We have incurred accumulated losses since our inception as a result of developing our business, research and development, building and maintaining network infrastructure and technology, sales and promotion of our services, and administrative expenditures. As of June 30, 2000, we had an accumulated deficit of $87.6 million. We have funded these expenditures primarily through operating revenues, private securities offerings, a sale-leaseback credit facility and an initial public offering of 6.9 million shares of common stock (including the underwriters' over-allotment option) that raised net proceeds of $109.1 million after underwriting discounts and commissions. We intend to continue building our organization in anticipation of future growth and believe that our operating expenditures will also continue to increase.

     On April 14, 2000, we completed the acquisition of Touch 1 for approximately $9.0 million in cash and 1.1 million shares of our common stock. The Touch 1 acquisition was accounted for using the purchase method of accounting. The acquisition of Touch 1 resulted in $67.0 million of intangible assets preliminarily being allocated to assets being amortized over 5 and 20 years.

     The Company also has entered into an agreement with a service firm to provide various content and new service offerings through the telephone. Under this agreement Z-Tel has invested $3.0 million and is committed to an additional $4.0 million in cash payments for future services. This contract provides for early termination under certain circumstances with adjustments to the commitments.

     In August 2000, the Company entered into an agreement with a service firm to outsource customer provisioning through electronic bonding with incumbent local exchange carriers. Under this agreement Z-Tel is committed to $0.5 million cash payment for set-up fees and minimum commitment fees for the next three years, subject to the service firm attaining certain milestones in the future. The minimum commitments under the contract, subject to certain adjustments, are $4.0, $7.0, and $9.0 million over the next three years. This contract provides for various termination arrangements with related severance fees.

     NET CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities increased by $31.0 million to $42.1 million for the six months ended June 30, 2000, compared to $11.1 million for the same period in the prior year. Our increase in cash used in operating activities increased was primarily because of increasing net losses.

     NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities was $30.2 million for the six months ended June 30, 2000, compared to $3.7 million provided by investing activities for the same period in the prior year, a change of $33.9 million. For the six months ended June 30, 2000, we invested $9.0 million in cash to acquire Touch 1 and purchased property and equipment of $20.2 million. For the six months ended June 30, 1999, we received $9.9 million in a sale and leaseback transaction and purchased property and equipment of $6.2 million.

     The increase in net cash used in investing activities is a direct result of our continued preparation for rapid growth and our plans to lower network and infrastructure costs. In 2000, we are focused on product development and the establishment of our infrastructure, the operation of our technology and a network that primarily involves the purchases of equipment for our Z-Nodes. As discussed earlier, the purchase of Touch 1 has greatly increased our back office operations. We have increased our employees at all locations including our newest call center in Canada. The increase in employees coupled with our increase in subscribers has required us to make capital investments in switching equipment, computer equipment, software, leasehold improvements, and office equipment to provide for our growing employee and subscriber base.

     NET CASH USED IN FINANCING ACTIVITIES. Net cash used in financing activities was $18.8 million for the six months ended June 30, 2000, compared to net cash provided by financing activities of $1.6 million for the same period in the prior year, a change of $20.4 million. The overall change is primarily attributable to our payment of $23.1 million during the second quarter of 2000 for the extinguishment of debt. We extinguished our sale-leaseback credit facility, assumed debt from the Touch 1 acquisition relating to a line of credit and paid off a lease obligation in the amounts of $14.4, $1.0 and $3.5 million, respectively. The remaining payments on long-term debt and capital lease obligations are the debt service for the debt assumed from the Touch 1 acquisition. On February 14, 2000, we paid $14.4 million to extinguish the outstanding CMB Capital, LLC capital lease obligation and purchase the related assets. This was the repayment of transactions involving the sale and leaseback of various furniture and equipment payable over four years from the date of the transactions. This transaction accounted for a $1.6 million increase in the carrying value of our assets, resulting from the payments made to terminate the lease and the carrying value of our capital lease obligation. This $1.6 million was added to the value of the assets purchased and is depreciated over the estimated remaining lives in accordance with FASB Interpretation No. 26 -Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease, an interpretation of FASB Statement No. 13. The cash used in financing activities was offset by the receipt of payments of cash for notes receivable from stockholders for common stock and cash received for the exercise of stock options, in the amounts of $1.1 and $1.3 million, respectively, for the six months ended June 30, 2000.

     In July 2000, we filed a Certificate of Designation authorizing the issuance of 5.0 million shares of Series D convertible preferred stock ("Series D Preferred"). We have received commitments to purchase 4,688,247 shares of the Series D Preferred at a price of $12.00 for aggregate proceeds of $56.3 million, $43.1 million of which have been received by us. The Series D Preferred is convertible at a conversion price of $12.00, which price is subject to adjustment into common stock at the option of the holder (i.e., initially convertible on a one-for-one basis); however, there are certain circumstances that provide for a forced conversion of the stock by us. The Series D Preferred is mandatorily redeemable 8 years from the original issue date, has an 8% cumulative dividend payable at times in cash and at times with in-kind contributions of additional Series D Preferred and has certain liquidation preferences and voting rights. Each purchaser of Series D Preferred received a warrant to purchase a number of shares of our common stock equal to one-half of the amount of Series D Preferred purchased by each investor. Each warrant is exercisable at a price of $13.80 per share subject to certain adjustments.

     In July 2000, we entered into an accounts receivable facility with RFC Capital Corporation ("RFC") providing for the sale of certain of our accounts receivable to RFC. RFC has agreed to purchase up to $25 million of our accounts receivable, $10 million of which is subject to our meeting certain conditions, with provisions for a commitment of up to $50 million, subject to successful syndication of the receivables sales program by RFC. We have not utilized any of this facility to date. In connection with this agreement, we have granted RFC a security interest in our accounts, lists, agreements, letter of authorizations, contract rights, instruments, documents, chattel paper, general intangibles, and all proceeds of the foregoing. The annual interest rate equivalent charged to us under this agreement floats at prime rate plus 2.0% to 2.5%, depending upon the nature of receivables sold.

     Our ongoing capital requirements will depend on several factors, including market acceptance of our services, the amount of resources we devote to investments in our networks, facilities, build-out of additional enterprise management centers, services development and brand promotions, the resources we devote to sales and marketing of our services, and other factors. We have experienced a substantial increase in our capital expenditures and operating losses since our inception consistent with the growth in our operations and staffing, and we anticipate that this will continue for the foreseeable future. Additionally, we expect to make additional investments in technologies and our network architecture, and plan to expand our sales and marketing programs and conduct more brand promotions. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, we anticipate that our operating and investing activities will use cash. As of June 30, 2000, we had $10.7 million in cash and cash equivalents. We believe that cash on hand combined with our recent offering of Series D Convertible Preferred Stock for a total committed amount of $56.3 million and the up to $50 million potentially available under the RFC Capital Corporation accounts receivable facility will be sufficient to meet our projected capital requirements through the end of fiscal year 2000. Nevertheless, to address new opportunities that the Company has identified internally and other opportunities that have been presented to Z-Tel, it is possible that additional funding will be necessary. Consequently, we may need to obtain additional equity or debt financing which may not be available on attractive terms, or at all, or may be dilutive. If we are not able to obtain such financing or obtain it on terms that are not attractive, we may be required to modify, delay or abandon our current business plan, which is likely to materially and adversely affect our business.

YEAR 2000 COMPLIANCE

     We did not experience any significant disruptions in our operations during the transition into the Year 2000. We believe we have completed necessary assessments, modifications or replacement and testing of systems critical for the delivery of our services. We believe our Year 2000 readiness objectives have been met. We also prepared a contingency plan to mitigate potential adverse effects that might have arisen from non-compliant systems or third parties that had not adequately addressed the Year 2000 issue. While we did not experience any significant Year 2000 disruptions during the transition into the Year 2000, we will continue to monitor our operations and systems and address any date-related problems that may arise.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

1. Civil Action File No. 8:00 CV-1148-T-24B; PTEK HOLDINGS, INC., F/K/A PREMIERE TECHNOLOGIES, INC., AND PREMIERE COMMUNICATIONS, INC. V. Z-TEL TECHNOLOGIES, INC., Z-TEL COMMUNICATIONS, INC., DAVID GREGORY SMITH, JAMES KITCHEN AND EDUARD MAYER; in the United States District Court for the Middle District of Florida, Tampa Division.

     On June 9, 2000, PTEK Holdings, Inc. and Premiere Communications, Inc. (collectively, "PTEK") filed a lawsuit against Z-Tel Technologies, Inc. ("Z-Tel"), Z-Tel Communications, Inc., David Gregory Smith, Z-Tel's Chairman, Chief Executive Officer and President, Eduard Mayer, one of Z-Tel's directors and James Kitchen, a Senior Vice President of Z-Tel. In the lawsuit, PTEK claims that the defendants have infringed and are continuing to infringe a patent that purports to, among other things, describe a method for enabling a user to manipulate data underlying a web site using a telephone, and have misappropriated and are continuing to misappropriate trade secrets belonging to PTEK, particularly those relating to a unified messaging platform, that Messrs. Smith and Kitchen breached contractual obligations owed to PTEK by, among other things, misappropriating PTEK's trade secrets and improperly soliciting PTEK's customers and employees, that the defendants have engaged in unfair competition, that the defendants have converted PTEK's physical and intellectual property, that Messrs. Smith, Kitchen and Mayer misappropriated corporate opportunities of PTEK, that the defendants conspired to misappropriate corporate opportunities of PTEK, and that the defendants tortiously interfered with contractual relations between PTEK and its employees and with PTEK's actual and prospective business relationships. PTEK seeks preliminary and permanent injunctive relief against the defendants, an equitable trust of an unspecified amount of common stock of Z-Tel, return of proceeds, with interest, of moneys realized by Mr. Smith from the exercise and sale of PTEK options, disgorgement of economic benefits wrongfully obtained, an unspecified amount of actual and punitive damages arising out of the common law claims, treble damages for willful infringement of the PTEK patent and costs. The defendants believe the claims asserted in the lawsuit are without merit and intend to defend it vigorously.

     The corporate defendants have answered the complaint and have filed counterclaims against PTEK and Boland Jones ("Jones"), its Chairman and Chief Executive Officer. The counterclaims allege that PTEK and Jones tortiously interfered with actual and prospective business relationships between Z-Tel and certain investment bankers, defamed Z-Tel and made false and defamatory statements to Z-Tel while knowing or having a reason to know that they would be disclosed to third parties. PTEK and Jones have moved to dismiss Z-Tel's counterclaims, and Z-Tel has filed a response. The Court has not ruled on PTEK's and Jones' motion.

     PTEK also has filed motions for a preliminary injunction and for expedited discovery. Z-Tel has responded to each of those motions, and the Court has denied PTEK's motion for expedited discovery without prejudice on the ground that it failed to comply with certain of the Court's local rules. PTEK has submitted further briefing on these issues, but the Court has not issued any further rulings or set any hearing on PTEK's motion for preliminary injunction.

2. Case No. 98-12260; IN RE TOUCH 1 COMMUNICATIONS, INC.; in the United States Bankruptcy Court for the Southern District of Alabama

     Case No. 98-12402; IN RE DIRECTEL; in the United States Bankruptcy Court for the Southern District of Alabama

     Touch 1 Communications, Inc. ("Touch 1") and its wholly owned subsidiary, direcTEL, Inc. ("direcTEL") (collectively, the "Debtors"), filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code on June 29, 1999 and July 9, 1999, respectively, in the United States

Bankruptcy Court for the Southern District of Alabama (the "Bankruptcy Court"). The Debtors proposed their Joint Plan of Reorganization of Touch 1 Communications, Inc. and direcTEL, Inc. under Chapter 11 of the United States Bankruptcy Code (the "Plan"), which received overwhelming acceptance by the Debtors' creditors. On August 6, 1999, the Bankruptcy Court entered an Order Confirming Amended Joint Plan of Reorganization of Touch 1 Communications, Inc. and direcTEL, Inc. Under Chapter 11 of the United States Bankruptcy Code (the "Confirmation Order"). As a result, the Debtors were discharged of certain obligations except as provided for in the Plan.

         Since the entry of the Confirmation Order, the Debtors' activities in the Bankruptcy Court have been limited to resolving contested claims. On or about August 3, 2000, direcTEL filed a pleading with the Bankruptcy Court to close its bankruptcy case, and it is anticipated that Touch 1's bankruptcy case will be closed during the third quarter of 2000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

     During the period covered by this report, Z-Tel sold, in connection with the closing of its acquisition of Touch 1 Communications, Inc., in the aggregate, 1,100,000 shares of its common stock to the holders of the outstanding common and preferred stock of Touch 1 Communications, Inc. who executed the definitive agreement relating to the acquisition. Z-Tel claims an exemption from registration under Section 4(2) of the Securities Act of 1933 because such transactions were by an issuer and did not involve a public offering.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

     Z-Tel filed a registration statement (Commission file no. 333-89063), which became effective on December 14, 1999, with respect to the initial public offering of 6,900,000 shares of its common stock (including the underwriters' over-allotment option). For the six months ended June 30, 2000, approximately $67.4 million of the net offering proceeds were used in the following estimated amounts and for the following purposes: $6.4 million for the purchase and installation of network equipment, $7.0 million for the purchase of software and support and software development, $4.3 million for marketing expenses, $19.9 million for the repayment of indebtedness, $26.6 million for operational expenses, $2.1 million for construction of plant, building and facilities and $1.1 million for the purchase of investments. The remaining offering proceeds have been placed in temporary investments in cash and cash equivalents. Except for dividend payments made to entities affiliated with our directors based on their pro rata ownership of our convertible preferred stock, none of the net offering proceeds have been paid, directly or indirectly, to our directors, officers, 10% shareholders or affiliates.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on May 30, 2000, the following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until their successors are elected and qualified:

                                              Number of Shares
                                For                                  Withheld

     Laurence S. Grafstein      24,730,914                            120,473
     Eduard J. Mayer            24,730,914                            120,473
     Buford H. Ortale           24,730,914                            120,473
     Jeffrey A. Bowden          24,730,914                            120,473
     D. Gregory Smith           24,730,914                            120,473

2. To approve the second amendment to Z-Tel's Amended and Restated Certificate of Incorporation classifying the Board of Directors of Z-Tel:

     For:              20,453,916
     Against:          3,282,631
     Abstain:          374

3.   To approve the 2000 Equity Participation Plan of Z-Tel:

     For:              20,034,388
     Against:          3,636,054
     Abstain:          66,479

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  EXHIBITS.

     The following exhibits are filed as part of this report:

                      Exhibit
                      Number            Description
                      ------            -----------

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

                    3.1(***) Amended and Restated Certificate of Incorporation of Z-Tel, as amended

                    3.2(*)              Amended and Restated Bylaws of Z-Tel

                    4.1(*)              Form of Common Stock Certificate

                    4.2 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation, as amended, and the amended and restated Bylaws of Z-Tel defining rights of security holders

                    4.3 Stock Purchase Agreement, dated July 6, 2000, by and between the Registrant and the various purchasers of the
                                        Registrant's Series D Convertible
                                        Preferred Stock

                    4.4 Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions relating to the Registrant's Series D Convertible Preferred Stock.

                    4.5                 Registration Rights Agreement by
                                        and between the Registrant and each of
                                        the purchasers of the Registrant's
                                        Series D Convertible Preferred Stock.

                    4.6 Form of Warrant for the purchase of shares of common stock of Z-Tel Technologies, Inc. by each of the purchasers of the Registrant's Series D Convertible Preferred Stock.

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

                    10.1.4(*)           Employment Agreement dated August 1998
                                        between the Company and Charles W.
                                        McDonough

                    10.1.5(*)           Employment Agreement dated August 1998
                                        between the Company and J. Bryan Bunting

                    10.1.6(*)           Employment Agreement dated July 1998
                                        between the Company and James A. Kitchen

                    10.1.7(*)           Investment Agreement dated March 15,
                                        1999 between the Company and CMB Capital
                                        LLC

                    10.2.1(*)           1998 Equity Participation Plan

                    10.2.2(****)        2000 Equity Participation Plan

                    10.3(**) Form of Employment Agreement for certain key Touch 1 employees, including James F. Corman, President of Touch 1

                    10.4 Receivables Sales Agreement dated as of July 27, 2000 by and between Z-Tel Communications, Inc., as seller and subservicer, Touch 1 Communications, Inc., as seller and subservicer, and RFC Capital Corporation, as purchaser.

                    27                  Financial Data Schedules

                    99.1(**) Press release announcing the acquisition of Touch 1 Communications, Inc.

                    99.2(*****)         Press release of Registrant, dated June
                                        12, 2000.

(*) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

(**) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Current Report on Form 8-K filed April 28, 2000.

(***) Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed on July 18, 2000.

(****) Incorporated by reference to Appendix B to the Registrant's Preliminary Proxy Statement filed on April 14, 2000.

(*****) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Current Report on Form 8-K, filed June 26, 2000

         (B) REPORTS ON FORM 8-K.

               The Registrant filed a Current Report on Form 8-K on April 28, 2000, in which it announced the closing of its acquisition of Touch 1 Communications, Inc.

               The Registrant filed a Current Report on Form 8-K on June 26, 2000, which contained financial statements of Touch 1 Communications, Inc. and its subsidiaries and pro forma financial information of the Registrant as if the acquisition of Touch 1 Communications, Inc. had occurred at the beginning of the periods presented in such financial information. That Current Report also reported the filing of the litigation referenced in the first paragraph of Item 1 hereof.

                            Z-TEL TECHNOLOGIES, INC.
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's principal financial officer, thereunto duly authorized.

August 11, 2000                          Z-TEL TECHNOLOGIES, INC.
                                         (Registrant)


                                         By: /s/ JOHN M. HUTCHENS
                                             ------------------------
                                             John M. Hutchens
                                             Chief Financial Officer
                                             (Authorized officer of Registrant
                                             and principal financial officer)