Form 10-Q
period 2000-09-30
Z TEL TECHNOLOGIES INC
filed 2000-11-14
CIK 1096509

===============================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the Transition Period From _____ to _____


                        Commission File Number 000-28467


                            Z-TEL TECHNOLOGIES, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


                   Delaware                              59-3501119
       -------------------------------                ----------------
       (State of Other Jurisdiction of                (I.R.S. Employer
        Incorporation or Organization)             Identification Number)


                 601 South Harbour Island Boulevard, Suite 220
                              Tampa, Florida 33602
             ----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (813) 273-6261
             ----------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes [X]                     No [_]

         At November 13, 2000 the Registrant had outstanding 33,703,366 shares of $.01 par value common stock.



===============================================================================

                   Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                                     INDEX


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2000
               and December 31, 1999                                         3

         Condensed Consolidated Statements of Operations for the
               three and nine month periods ended September 30, 2000
               and 1999                                                      4

         Condensed Consolidated Statements of Stockholders' Equity
               and Comprehensive Income for the nine month period
               ended September 30, 2000                                      5

         Condensed Consolidated Statements of Cash Flows for the nine
               month periods ended September 30, 2000 and 1999               6

         Notes to Condensed Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                    13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  21

Item 2.  Changes In Securities and Use of Proceeds

                 Recent Sales of Unregistered Securities                    22

Items 6. Exhibits and Reports on Form 8-K                                   23

SIGNATURES                                                                  25

                   Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            SEPTEMBER 30, DECEMBER 31,
                                                                2000          1999
                                                             ---------     ---------
                                                            (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                                $  23,383     $ 101,657
    Accounts receivable, net of allowance for doubtful
        accounts of approximately $5,250 at September 30,
        2000 and approximately $408 at December 31, 1999        52,719         4,245
    Prepaid expenses and other current assets                    5,088         2,304
                                                             ---------     ---------
      Total current assets                                      81,190       108,206

Property and equipment, net                                     55,014        28,549
Investments                                                      5,704            --
Intangible assets, net                                          64,738            --
Other                                                            3,388           922
                                                             ---------     ---------

      Total assets                                           $ 210,034     $ 137,677
                                                             =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                 $  26,756     $   9,165
    Deferred revenue                                             6,047            --
    Current portion of long-term debt
        and capital lease obligations                            7,617         3,726
                                                             ---------     ---------
      Total current liabilities                                 40,420        12,891

Long-term debt and capital lease obligations                    13,923        10,408
                                                             ---------     ---------

      Total liabilities                                         54,343        23,299
                                                             ---------     ---------

Mandatorily convertible redeemable preferred stock,
         $.01 par value; 5,000,000 shares authorized;
         4,688,247 issued and outstanding (aggregate
         liquidation value of approximately $57,485
         at September 30, 2000)                                 40,657            --

Commitments and contingencies (Notes 6 and 8)

Stockholders' equity:
    Common stock, $.01 par value; 150,000,000
        shares authorized; 33,939,324 and 32,159,911
        shares issued; 33,659,649 and 31,880,236
        outstanding, respectively                                  339           322
    Notes receivable from stockholders                            (789)       (1,683)
    Unearned stock compensation                                   (121)       (2,487)
    Additional paid-in capital                                 222,003       167,637
    Accumulated deficit                                       (110,733)      (49,093)
    Accumulated other comprehensive income                       4,653            --
    Treasury stock, 279,675 shares at cost                        (318)         (318)
                                                             ---------     ---------

      Total stockholders' equity                               115,034       114,378
                                                             ---------     ---------

      Total liabilities and stockholders' equity             $ 210,034     $ 137,677
                                                             =========     =========



The accompanying notes are an integral part of these financial statements.

                   Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)


                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30,                     September 30,
                                                                  2000              1999            2000             1999
                                                              ------------     ------------     ------------     ------------
Revenues                                                      $     54,415     $        745     $    108,548     $      2,170
                                                              ------------     ------------     ------------     ------------
Operating expenses:
    Network operations                                              33,032            2,039           67,999            3,831
    Sales and marketing                                             11,742            2,112           29,196            3,960
    Research and development                                         2,132            1,154            5,221            2,619
    General and administrative                                      24,429            5,204           55,768           10,191
    Depreciation and amortization                                    5,308            1,085           11,800            2,749
                                                              ------------     ------------     ------------     ------------

      Total operating expenses                                      76,643           11,594          169,984           23,350
                                                              ------------     ------------     ------------     ------------

      Operating loss                                               (22,228)         (10,849)         (61,436)         (21,180)
                                                              ------------     ------------     ------------     ------------

Nonoperating income (expense):
    Interest and other income                                          736               87            2,477              319
    Interest and other expense                                      (1,617)          (1,335)          (2,681)          (2,786)
                                                              ------------     ------------     ------------     ------------

      Total nonoperating expense                                      (881)          (1,248)            (204)          (2,467)
                                                              ------------     ------------     ------------     ------------
      Net loss                                                     (23,109)         (12,097)         (61,640)         (23,647)

      Less mandatorily convertible redeemable
           dividends and preferred stock accretion                  (1,257)            (368)          (1,257)            (974)
      Less beneficial conversion feature                            (7,358)                           (7,358)
                                                              ------------     ------------     ------------     ------------

      Net loss attributable to common stockholders            $    (31,724)    $    (12,465)    $    (70,255)    $    (24,621)
                                                              ============     ============     ============     ============

Weighted average common shares outstanding                      33,536,724       13,025,563       32,847,858       14,383,338
                                                              ============     ============     ============     ============

Basic and diluted net loss per share                          $      (0.95)    $      (0.96)    $      (2.14)    $      (1.71)
                                                              ============     ============     ============     ============



The accompanying notes are an integral part of these financial statements.

                   Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                 STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                  (UNAUDITED)

                                                                                                       Accumulated
                                   Common Stock        Notes                                              Other             Total
                                -----------------   Receivable     Unearned    Additional                Compre-            Stock-
                                             Par       From          Stock      Paid-In   Accumulated    hensive  Treasury  holders'
                                 Shares     Value  Stockholders  Compensation   Capital     Deficit      Income     Stock   Equity
                               ----------   -----  ------------  ------------  ---------- -----------    ------     -----  --------

Balances, December 31, 1999    31,880,236   $ 322    $(1,683)      $(2,487)     $167,637    $ (49,093)   $   --     $(318) $114,378
 Issuance of common stock
   for acquisition of Touch 1   1,100,000      11                                 39,275                                     39,286
 Issuance of common stock for
   exercise of stock options      679,413       6                                  2,091                                      2,097
 Repayment of Stockholders'
   note                                                  894                                                                    894
 Vesting of stock options
   granted below intrinsic
   value                                                             2,366        (2,873)                                      (507)
 Warrants extinguished with
  debt                                                                               655                                        655
 Mandatorily convertible
   redeemable dividends and
   preferred stock accretion                                                      (1,257)                                    (1,257)
 Warrants issued with
   preferred stock                                                                16,475                                     16,475

Net Loss                                                                                      (61,640)                      (61,640)
 Foreign currency translation
   adjustment                                                                                                (1)                 (1)
 Unrealized Gain on
   Investments                                                                                            4,654               4,654
                                                                                                                           --------
 Comprehensive Income                                                                                                       (56,987)
                               ----------   -----    -------        ------      --------   ----------    ------     -----  --------
 Balances, September 30, 2000  33,659,649   $ 339    $  (789)       $ (121)     $222,003   $ (110,733)   $4,653     $(318) $115,034
                               ==========   =====    =======        ======      ========   ==========    ======     =====  ========




The accompanying notes are an integral part of these financial statements.

                   Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                  Nine Months Ended
                                                                    September 30,
                                                               ----------------------
                                                                  2000         1999
                                                               ---------     --------

Cash flows from operating activities:
Net loss                                                       $ (61,640)    $(23,647)
                                                               ---------     --------
Adjustments to reconcile net loss to net cash used in
     operating activities:
   Depreciation and amortization                                  11,800        2,749
   Amortization of commitment fee                                               2,192
   Provision for bad debts                                         4,842          859
   Loss on sale of assets                                            572
   Change in operating assets and liabilities:
     Increase in accounts receivable                             (45,845)      (1,452)
     Increase in prepaid expenses and other assets                (3,994)      (1,467)
     Increase in accounts payable and accrued liabilities          9,427        4,764
     Increase in deferred revenue                                  5,529           --
     Other                                                          (575)         102
                                                               ---------     --------
        Total adjustments                                        (18,244)       7,747
                                                               ---------     --------
        Net cash used in operating activities                    (79,884)     (15,900)
                                                               ---------     --------

Cash flows from investing activities:
   Proceeds from sale and leaseback transaction                       --       13,768
   Proceeds from sale of receivables                                 766
   Purchases of property and equipment                           (26,257)     (10,665)
   Investment in securities                                       (1,050)          --
   Purchase of Touch 1, net of cash acquired                      (8,955)          --
                                                               ---------     --------
        Net cash provided by (used in) investing activities      (35,496)       3,103
                                                               ---------     --------
Cash flows from financing activities:
   Proceeds from issuance of mandatorily convertible
     redeemable preferred stock                                   55,875       10,000
   Proceeds from issuance of common stock                          2,097           --
   Proceeds from notes receivable                                    894           --
   Payments on long-term debt and capital lease obligations      (21,760)      (2,494)
                                                               ---------     --------
        Net cash provided by financing activities                 37,106        7,506
                                                               ---------     --------

Net decrease in cash and cash equivalents                        (78,274)      (5,291)
Cash and cash equivalents, beginning of period                   101,657        7,973
                                                               ---------     --------

Cash and cash equivalents, end of period                       $  23,383     $  2,682
                                                               =========     ========
Non-cash investing and financing activities:
   Mandatorily convertible redeemable dividends and
     preferred stock accretion                                     1,257          974
                                                               =========     ========
   Beneficial conversion                                           7,358           --
                                                               =========     ========
Acquisition of Touch 1
   Assets acquired, net of cash                                $  85,967     $     --
   Liabilities assumed                                         $  37,979     $     --
   Cash acquired                                               $   1,168     $     --
   Assets acquired in exchange for common stock                $  40,201     $     --



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

         Z-Tel is an emerging provider of advanced, integrated telecommunications services targeted to residential subscribers. Z-Tel offers local and long distance telephone services in combination with enhanced communication features accessible through the telephone or the Internet. Z-Tel offers its Z-Line Home Edition service in New York, Texas, Massachusetts, Pennsylvania, Georgia, Oregon, Maryland, California, and Illinois. Z-Tel also provides long-distance telecommunications services to customers nationally.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         Certain amounts in the prior period's consolidated financial statements have been reclassified to conform to the current period presentation.


         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

         INVESTMENTS

         Included in investments are available for sale securities and investments accounted for utilizing the cost method of accounting for those investments without a readily identifiable market. In accordance with Statement of Financial Accounting Standards Board No. 115,

                   Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)



         "Accounting for Certain Investments in Debt and Equity Securities" securities that are available for sale are reported at fair value with changes in the fair value from period to period included as a separate component of comprehensive income in equity. At September 30, 2000, the Company had approximately $5.3 and $0.4 million in available for sale securities and investments accounted for at cost, respectively. There was an increase of approximately $4.7 million in fair value, using the specific identification method for calculating the unrealized gain, for the nine months ended September 30, 2000 recorded as a separate component of comprehensive income in equity.

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

         In March 2000, the Financial Accounting Standards Board ("FASB") released FIN 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of Opinion 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its practices are in conformity with this guidance, and therefore FIN 44 has not had a material impact on the Company's consolidated financial statements.

         In June 1998, the FASB released Statement of Financial Account Standards ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial statements.

3.       ACQUISITION OF TOUCH 1

         The Company completed the acquisition of Touch 1 Communications, Inc. ("Touch 1"), a reseller of long distance service to subscribers throughout the United States, on April 14, 2000. Touch 1 is the parent Company to its two wholly owned subsidiaries direcTel, Inc., and direcCONNECT, Inc. The purchase price for Touch 1 consisted of 1.1 million shares of the Company's common stock at a price of $35.71 per share, approximately $9.0 million in cash, and $1.0 million in transaction and related fees. The acquisition of Touch 1 was accounted for using the purchase method of accounting and, accordingly, the results of operations of Touch 1 for the period from April 1, 2000 (the closing date for accounting

                   Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)


         purposes) are included in the accompanying condensed consolidated financial statements. The acquisition of Touch 1 resulted in approximately $67.0 million of intangible assets. The intangible assets are composed of approximately $9.2 million for customer lists and approximately $57.8 million for goodwill, being amortized, on the straight line basis, over periods of five and twenty years, respectively. The Company recorded approximately $1.2 and $2.4 million of amortization of the intangible assets for the three and nine months ended September 30, 2000, respectively.

         The following unaudited pro forma information presents a summary of our consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented.

                                                           Nine Months
         In thousands, except per share date              September 30,
         -----------------------------------            ----------------
                                                        2000        1999
                                                        ----        ----

         Revenues                                     $127,462   $ 50,355
         Net loss                                      (60,013)   (14,645)
         Net loss attributable to
           common stockholders                         (68,628)   (15,619)
         Loss per share                                  (1.81)     (1.11)

         The pro forma condensed consolidated financial information is not necessarily indicative of what Z-Tel's results of operations would have been had the acquisition been completed at the beginning of the period presented or the future results of the Company's operations.

4.       ACCOUNTS RECEIVABLE AGREEMENT

         In July 2000, the Company entered into an accounts receivable agreement with RFC Capital Corporation, a division of Textron, Inc., ("RFC") providing for the sale of certain of the Company's accounts receivable to RFC. RFC has agreed to purchase up to $25.0 million of the Company's accounts receivable, with provisions for a commitment of up to $50.0 million, subject to successful syndication of the receivables sales program by RFC. Z-Tel has sold approximately $1.3 million of receivables, for net proceeds of approximately $0.8 million, during the third quarter of 2000.

5.       MANDATORILY CONVERTIBLE REDEEMABLE PREFERRED STOCK

         In July 2000, the Company filed a Certificate of Designation authorizing the issuance of 5.0 million shares of Series D convertible preferred stock ("Series D Preferred"). The Company has received aggregate proceeds of approximately $56.3 million in connection with the sale of 4,688,247 shares of Series D Preferred at a price of $12.00. The deal costs associated with the transaction were approximately $0.4 million. The Series D Preferred is convertible at a conversion price of $12.00, which price is subject to adjustment, into common stock at the option of the holder (i.e., initially convertible on a one-for-one basis); however, there are certain circumstances that provide for a forced conversion of the

                   Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

         stock by the Company. Series D Preferred is mandatorily redeemable 8 years from the original issue date, has an 8% cumulative dividend payable at times in cash and at times in-kind with additional Series D Preferred and has certain liquidation preferences and voting rights. Each purchaser of Series D Preferred received a warrant to purchase a number of shares of Z-Tel common stock equal to one-half of the amount of Series D Preferred purchased by such investor. Each warrant is exercisable at a price of $13.80 per share subject to certain adjustments.

         In accordance with Emerging Issues Task Force 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," Accounting Principles Board 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," and Statement of Financial Standards Board 128, "Earning Per Share" the Company has recorded approximately $7.4, $0.4, and $0.9 million relating to a beneficial conversion, preferred stock accretion and cumulative dividend as a result of the Series D Preferred transaction. The recording of the beneficial conversion and preferred stock accretion is the result of a fair value allocation of the net proceeds received from the Series D Preferred between the Series D Preferred and the warrants issued. The Company used the Black-Scholes valuation model to calculate a fair value and allocated value of $12.23 and $6.87, respectively, for each warrant. These items are included in the calculations of the net loss attributable to common stockholders and the Company's loss per share calculation.

6.       COMMITMENTS AND CONTINGENCIES

         The Company has disputed billings and access charges from certain inter-exchange carriers (IXCs) and incumbent local exchange carriers (ILECs). The Company contends these billings and access charges are not in accordance with the interconnection, service level, or tariff agreements entered between the Company and certain IXCs and ILECs. The Company has paid for and recognized a portion of these disputes and management believes that the Company will prevail in these disputes. At September 30, 2000 and December 31, 1999, the disputed amounts were approximately $5.0 and $2.3 million, respectively.

         In July 2000, the Company entered into an agreement with a service firm to provide various content and new service offerings through the telephone. Under this agreement Z-Tel has invested $3.0 million and is committed to an additional $4.0 million in cash payments for future services. This contract provides for early termination under certain circumstances with adjustments of the commitments.

         In August 2000, the Company entered into an agreement with a service firm to outsource customer provisioning through electronic bonding with incumbent local exchange carriers. Under this agreement, Z-Tel is committed to approximately $0.5 million cash payment for set-up fees and minimum commitment fees, subject to certain adjustments, for the next three years of approximately $4.0, $7.0, and $9.0 million. The payment of these fees are subject to the successful completion by the service firm of certain obligations in the future. This contract provides for various termination arrangements with related severance fees.

                   Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

7.       COMPUTATION OF NET LOSS PER SHARE

         Basic and diluted net loss per share are computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding during the period. Incremental shares of common stock equivalents are not included in the calculation of diluted net loss per share, as the inclusion of such equivalents would be anti-dilutive.

         Net loss per share is calculated as follows:


                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                     September 30,
                                                          -----------------------------     -----------------------------
                                                              2000             1999             2000            1999
                                                          ------------     ------------     ------------     ------------
                                                                   (In thousands, except share and per share data)

Basic and diluted net loss per share:
  Loss attributable to common stockholders:
    Net loss                                              $    (23,109)    $    (12,097)    $    (61,640)    $    (23,647)
    Less mandatorily convertible redeemable
       dividends and preferred stock accretion                  (1,257)            (368)          (1,257)            (974)
    Less beneficial conversion feature                          (7,358)              --           (7,358)              --
                                                          ------------     ------------     ------------     ------------

    Net loss attributable to common stockholders          $    (31,724)    $    (12,465)    $    (70,255)    $    (24,621)
                                                          ============     ============     ============     ============

    Weighted average common shares outstanding              33,536,724       13,025,563       32,847,858       14,383,338
                                                          ============     ============     ============     ============

    Basic and diluted net loss per share                  $      (0.95)    $      (0.96)    $      (2.14)    $      (1.71)
                                                          ============     ============     ============     ============


         For each of the periods presented, basic and diluted net loss per share are the same. Unexercised options to purchase 9,139,495 and 6,052,089 shares of common stock and unexercised mandatorily convertible redeemable preferred stock convertible into 4,688,247 and 7,402,778 shares of common stock at September 30, 2000 and 1999, respectively, which could potentially dilute basic earnings per share in the future, were not included in the computation of diluted net loss per share for these periods because to do so would have been anti-dilutive in each case.

8.       LEGAL AND REGULATORY PROCEEDINGS

         On June 9, 2000, PTEK Holdings, Inc. and Premiere Communications, Inc. (collectively, "PTEK") filed a lawsuit against the Company, Z-Tel Communications, Inc., David Gregory Smith, Z-Tel's Chairman, Chief Executive Officer and President, Eduard Mayer, one of Z-Tel's directors and James Kitchen, a Senior Vice President of Z-Tel (the "Lawsuit").

                   Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

         On November 14, 2000, the parties to the Lawsuit agreed to resolve in full all claims asserted by each party against the other. In connection with the settlement, the Company agreed to issue a warrant to PTEK Holdings, Inc. to purchase 175,000 shares of the Company's common stock at an exercise price of $12.00, which price is subject to certain adjustments. The warrant is fully vested and non-forfeitable but is not exercisable until two years after the issue date of the warrant. As a result of the issuance of the warrant and the accrual of legal fees related to the Lawsuit, the Company has recognized an expense of approximately $1.0 million.

         In the ordinary course of business, the Company is involved in legal proceedings that are generally incidental to its operations. In addition, from time to time, the Company is the subject of customer complaints filed with the state utility commissions of the states in which it operates or the FCC. Most complaints are handled informally and at this time there are no formal proceedings pending. While there can be no assurance of the ultimate disposition of incidental legal proceedings or customer complaints, the Company does not believe their disposition will have a material adverse effect on the Company's consolidated results of operations or financial position.

9.       SUBSEQUENT EVENTS

         In November 2000, the Company filed a Certificate of Designation authorizing the issuance of approximately 6.3 million shares of $.01 par value Series E Convertible Preferred Stock ("Series E Preferred"). The Company has received proceeds of approximately $50.0 million in connection with the sale of 4,166,667 shares of Series E Preferred at a price of $12.00. The purchaser of Series E Preferred received a warrant to purchase a number of shares of Z-Tel common stock equal to one-half of the amount of Series E Preferred purchased by such investor. The purchaser of Series E Preferred has the option, for ninety days from November 13, 2000 (initial closing), to purchase (or designate another person who intends to purchase) an additional 2,083,333 shares of Series E Preferred along with warrants to purchase 1,041,667 shares of Z-Tel common stock, for approximately $25.0 million. Series E Preferred is convertible at a conversion price of $12.00, which price is subject to adjustment, into common stock at the option of the holder (i.e., initially convertible on a one-for-one basis); however, there are certain circumstances that provide for a forced conversion of the stock by the Company. Series E Preferred is mandatorily redeemable 8 years from the original issue date, has an 8% cumulative dividend payable in cash and has certain liquidation preferences and voting rights. Each warrant is exercisable at a price of $13.80 per share subject to certain adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of certain factors. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, rapid expansion, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, dependence on key personnel, uncertainty of government regulation, legal and regulatory uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement. In addition to the factors noted above, other risks, uncertainties, assumptions, and factors that could affect our financial results are described in our 1999 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2000.

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

         Z-Line Home Edition is our principal service offering. Z-Line Home Edition includes low-priced local and long-distance (1+) residential telephone services using a customer's existing telephone number, bundled with enhanced features, including caller identification, call forwarding, three-way calling, speed dialing, and dial-up remote access through our Z-Line Anywhere access card product, the full functionality of the Personal Communication Center ("PCC") and, for an additional fee, Internet access. We offer Z-Line Home Edition service in the following nine states: New York, Texas, Massachusetts, Pennsylvania, Georgia, Oregon, Maryland, California, and Illinois. We anticipate entering additional states before the end of the fourth quarter of 2000.

         Z-Line Anywhere is our access card product that allows a customer to make long-distance calls using our network from any phone simply by dialing a local access or toll-free 1-800 number. No change in phone service is required. Subscribers of Z-Line Anywhere also receive the full functionality of our PCC. Z-Line Anywhere is offered nationwide. Z-Line Anywhere customers are billed monthly in arrears, and the associated revenue is recognized in the month of service.

         We completed the acquisition of Touch 1 Communications, Inc. ("Touch 1"), on April 14, 2000. The purchase price of Touch 1 consisted of 1.1 million shares of our common stock and $9.0 million in cash. Touch 1 provides employees in sales, provisioning, and customer service. We anticipate that this acquisition will provide operating efficiencies and lower customer acquisition costs. We believe that Touch 1 also has provided us with the opportunity to further grow our back-office operations to provide capacity for market entry into new states.

         We used the purchase accounting method for our acquisition of Touch 1. Therefore, the below discussions of the results of operations and liquidity and capital resources do not include any discussions regarding Touch 1 prior to our acquisition of Touch 1, for accounting purposes, on April 1, 2000. This treatment is in accordance with the adoption of the purchase method of accounting. A pro forma discussion and schedule is included in Footnote 3 to the financial statements that display the pro forma statement of operations of us and Touch 1 for the nine months ended September 30, 2000.


RESULTS OF OPERATIONS

REVENUE. Revenue increased by $53.6 million to $54.4 million for the three months ended September 30, 2000, compared to $0.8 million for the same period in the prior year. The increase of $43.8 million of revenue is attributable to the average Home Edition customer count of 213,000 for the three months ended September 30, 2000, compared to 3,000 for the same period in the prior year. The purchase of Touch 1 provided an additional increase in revenue of $9.8 million from its existing 1+ long-distance offering for the three months ended September 30, 2000.

Revenue increased by $106.3 million to $108.5 million for the nine months ended September 30, 2000, compared to $2.2 million for the same period in the prior year. The increase of $86.7 million of revenue is primarily the result of the average Home Edition customer count of 148,050 for the nine months ended September 30, 2000, compared to 3,000 for the same period in the prior year. The revenue from Touch 1 contributed $21.8 million to the increase. The following tables outline the approximate number of subscribers for Z-Line Home Edition, Z-Line Anywhere and Touch 1 (1+) long distance services as of the end of the period:


TYPE OF SERVICE                        September 30, 2000   September 30, 1999
------------------------------------------------------------------------------

Z-Line Home Edition Subscribers              256,000             6,000
Z-Line Anywhere and Touch 1 (1+)
   Long Distance Services Subscribers        281,000            84,000

         NETWORK OPERATIONS. Network operations expense increased by $31.0 million to $33.0 million for the three months ended September 30, 2000, compared to $2.0 million for the same period in the prior year. Network operations expense increased by $64.2 million to $68.0 million for the nine months ended September 30, 2000, compared to $3.8 million for the same period in the prior year. The network operations expense primarily consists of fixed and variable transmission expenses for interconnection agreements with incumbent local exchange carriers (ILECs), service level agreements with inter-exchange carriers (IXCs), and transmission services based on tariff arrangements. The increase in network operation expenses for both the three and nine months ended September 30, 2000 is the result of our subscriber growth.

         SALES AND MARKETING. Sales and marketing expense increased $9.6 million to $11.7 million for the three months ended September 30, 2000, compared to $2.1 million for the same period in the prior year. Sales and marketing expense increased $25.2 million to $29.2 million for the nine months ended September 30, 2000, compared to $4.0 million for the same period in the prior year. The sales and marketing expense primarily consists of telemarketing, direct mail, brand awareness advertising, and employee salaries and benefits paid to employees engaged in sales and marketing activities.

         The increase in sales and marketing expense is attributable to our continued increased telemarketing hours and direct mail efforts. The purchase of Touch 1 in the second quarter has greatly increased our telemarketing efforts in addition to the hiring of additional employees in their existing locations. Our direct mail campaign continued through the third quarter of 2000 after its successful introduction in first quarter 2000. We intend to significantly increase our sales and marketing expenditures during the remainder of the year 2000 as we increase our telemarketing and direct mail campaigns and develop other marketing channels. We have launched a brand awareness campaign and additional sales and marketing associated with our City of America campaign that provides unlimited calling between Z-Line members. This campaign has been introduced in Texas and provides Texas members with a bundle of telecommunications services that include the benefit of calling any other Z-Line member at no additional cost. In the future, we expect to expand this offering to all states in which we are offering Z-Line Home Edition.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased $0.9 million to $2.1 million for the three months ended September 30, 2000, compared to $1.2 million for the same period in the prior year. Research and development expenses increased $2.6 million to $5.2 million for the nine months ended September 30, 2000, compared to $2.6 million for the same period in the prior year. Our research and development expenses consist primarily of salaries and benefits paid to employees engaged in research and development activities and outside third party development costs.

         The enhancement of our current product offerings, development of new products and services and internal use software development have contributed to increased research and development cost for both the three and nine months ended September 30, 2000. We introduced Z-Alerts during the third quarter of 2000 and continue to develop new product offerings. We adopted the provisions of Statement of Position ("SOP") 98-1 "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," at the beginning of 1999. As a result, $2.0 and $5.7 million of research and development costs relating to development of internal use software were capitalized for the three and nine months ended September 30, 2000, compared to $1.8 and $2.2 million for the same periods in the prior year. We expect research and development costs to increase in the future as we enhance and develop new services.

         GENERAL AND ADMINISTRATIVE. General and administrative expense increased $19.2 million to $24.4 million for the three months ended September 30, 2000, compared to $5.2 million for the same period in the prior year. General and administrative expense increased $45.6 million to $55.8 million for the nine months ended September 30, 2000, compared to $10.2 million for the same period in the prior year. General and administrative expenses consist primarily of employee salaries, temporary services, bad debt expense, billing and collection expense, occupancy costs, provisioning costs for Z-Line Home Edition customers and our litigation settlement.

         The acquisition of Touch 1 and the increase in subscribers has caused an increase in expenses for general and administrative purposes for both the three and nine months ended September 30, 2000 compared to the same periods in the prior year. We increased our capacity for back-office operations to provide for our anticipated growth and introduction of Z-Line Home Edition to new states. We anticipate general and administrative expenditures will continue to increase in the future as we increase our subscribers, expand our services and enter new states.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $4.2 million to $5.3 million for the three months ended September 30, 2000, compared to $1.1 million for the same period in the prior year. Depreciation and amortization expense increased $9.1 million to $11.8 million for the nine months ended September 30, 2000, compared to $2.7 million for the same period in the prior year.

         The increase in depreciation and amortization is a result of the acquisition of Touch 1 and purchases of equipment. The amortization of the $67.0 million of intangible assets, constituting the amount of consideration in excess of the fair market value of the net assets purchased from Touch 1. Intangible asset are composed of $9.2 million and $57.8 million allocated to customer lists and goodwill, amortized over 5 and 20 year lives, respectively, resulted in amortization of $1.2 and $2.4 million for the three months and nine months ended, respectively. In addition, the purchase of computer equipment, switching equipment, furniture and leasehold improvements required to maintain our growth and expand our operations has also contributed to the increased depreciation and amortization expense for both the three and nine months ended September 30, 2000. We expect depreciation and amortization to continue to increase significantly as we increase our capital expenditures.

         INTEREST AND OTHER INCOME. Interest and other income increased $0.6 million to $0.7 million for the three months ended September 30, 2000, compared to $0.1 million for same period in the prior year. Interest and other income increased $2.2 million to $2.5 million for the nine months ended September 30, 2000, compared to $0.3 million for same period in the prior year. Interest and other income consist of income on our cash balances invested in short-term liquid investments. The increase was primarily due to larger cash reserves, resulting from funds raised in our initial public offering and Series D Preferred share offering. We raised net proceeds of $109.1 million after underwriting discounts and commissions in our initial public offering and net proceeds of $55.9 million in our Series D Preferred share offering. Our cash and cash equivalents were $23.4 million and $2.7 million at September 30, 2000 and 1999, respectively.

         INTEREST AND OTHER EXPENSE. Interest and other expense increased $0.3 million to $1.6 million for the three months ended September 30, 2000, compared to $1.3 million for the same period in the prior year. Interest and other expense decreased $0.1 million to $2.7 million for the nine months ended September 30, 2000, compared to $2.8 million for the same period in the prior year. Our interest expense is a result of the interest charged on our capital lease and other debt obligations. We anticipate interest expense to increase in the future as a result of our assumption of debt from the Touch 1 acquisition and the borrowing of money to support operations through potential new funding sources.

         INCOME TAX EXPENSE. No provision for federal or state income taxes has been recorded due to the full valuation allowance recorded against the deferred tax asset for the three and nine month periods ended September 30, 2000 and for the same periods in the prior year.

         NET LOSS. Our net loss increased $11.0 million to $23.1 million for the three months ended September 30, 2000, compared to $12.1 million for the same period in the prior year. Our net loss increased $38.0 million to $61.6 million for the nine months ended September 30, 2000, compared to $23.6 million for the same period in the prior year. This increase was due primarily to the increases in expenses described above.

         NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Our net loss attributable to common stockholders increased $19.2 million to $31.7 million for the three months ended September 30, 2000, compared to $12.5 million for the same period in the prior year. Our net loss attributable to common stockholders increased $45.7 million to $70.3 million for the nine months ended September 30, 2000, compared to $24.6 million for the same period in the prior year. This increase was due primarily to the increases in expenses described above and the issuance of the Series D Preferred. In conjunction with the Series D Preferred we incurred $8.7 million of non-cash charges relating to net loss attributable to common stockholders composed of $7.4, $0.9 and $0.4 relating to a beneficial conversion, cumulative dividend and preferred stock accretion.

         EBITDA. Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of evaluating our financial performance.
While EBITDA is not a measure under generally accepted accounting principles, and is not meant to be a replacement for generally accepted accounting principles, EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results. Our negative EBITDA increased $7.1 million to $16.9 million for the three months ended September 30, 2000, compared to $9.8 million for the same period in the prior year. Our negative EBITDA increased $31.2 million to $49.6 million for the nine months ended September 30, 2000, compared to $18.4 million for the same period in the prior year. We expect to experience a reduction in negative EBITDA during the remaining fiscal year 2000 as a result of our increases in subscribers and operating efficiency.

LIQUIDITY AND CAPITAL RESOURCES

         The competitive local telecommunications service business is traditionally considered to be a capital intensive business owing to the significant investments required in fiber optic communication networks and the co-location of switches and transmission equipment in incumbent local exchange carriers' central offices. Although we will continue our capital expenditures we do not expect that the growth of our business will require the levels of capital investment in fiber optics and switches that existed in historical telecommunications models. Instead, we will devote significant amounts of our capital resources to continued operations, software development and marketing efforts that we have designed to achieve rapid penetration of our target markets.

         We have incurred accumulated losses since our inception as a result of developing our business, research and development, building and maintaining network infrastructure and technology, sales and promotion of our services, and administrative expenditures. As of September 30, 2000, we had an accumulated deficit of $110.7 million. We have funded these expenditures primarily through operating revenues, private securities offerings, a sale-leaseback credit facility, receivables credit facility and an initial public offering of 6.9 million shares of common stock (including the underwriters' over-allotment option) that raised net proceeds of $109.1 million after underwriting discounts and commissions. We intend to continue building our organization in anticipation of future growth and believe that our operating expenditures will also continue to increase.

         On April 14, 2000, we completed the acquisition of Touch 1 for approximately $9.0 million in cash and 1.1 million shares of our common stock. The Touch 1 acquisition was accounted for using the purchase method of accounting. The acquisition of Touch 1 resulted in $67.0 million of intangible assets being amortized over 5 to 20 years.

         In July 2000, we also entered into an agreement with a service firm to provide various content and new service offerings through the telephone. Under this agreement we have invested $3.0 million and are committed to an additional $4.0 million in cash payments for future services. This contract provides for early termination under certain circumstances with adjustments of the commitments.

         In August 2000, we entered into an agreement with a service firm to outsource customer provisioning through electronic bonding with incumbent local exchange carriers. Under this agreement, we are committed to a $0.5 million cash payment for set-up fees and minimum commitment fees, subject to certain adjustments, for the next three years of $4.0, $7.0, and $9.0 million, subject to the successful completion by the service firm of certain obligations in the future. This contract provides for various termination arrangements with related severance fees.

         In November 2000, we filed a Certificate of Designation authorizing the issuance of approximately 6.3 million shares of $.01 par value Series E Convertible Preferred Stock ("Series E Preferred"). We have received proceeds of approximately $50.0 million in connection with the sale of 4,166,667 shares of Series E Preferred at a price of $12.00. The purchaser of Series E preferred received a warrant to purchase a number of shares of our common stock equal to one-half of the amount of Series E Preferred purchased by such investor. The purchaser of Series E Preferred has the option, for ninety days after the initial closing, to purchase (or designate another person who intends to purchase) an additional 2,083,333 shares of Series E

Preferred along with warrants to purchase 1,041,667 shares of our common stock, for approximately $25.0 million. Series E Preferred is convertible at a conversion price of $12.00, which price is subject to adjustment, into common stock at the option of the holder (i.e., initially convertible on a one-for-one basis); however, there are certain circumstances that provide for a forced conversion of the stock by us. Series E Preferred is mandatorily redeemable 8 years from the original issue date, has an 8% cumulative dividend payable in cash and has certain liquidation preferences and voting rights. Each warrant is exercisable at a price of $13.80 per share subject to certain adjustments.

         NET CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities increased by $64.0 million to $79.9 million for the nine months ended September 30, 2000, compared to $15.9 million for the same period in the prior year. Our increase in cash used in operating activities increased was primarily because of increasing net losses and increases in accounts receivable from increased revenue and billings.

         NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities was $35.5 million for the nine months ended September 30, 2000, compared to $3.1 million provided by investing activities for the same period in the prior year, a change of $38.6 million. For the nine months ended September 30, 2000, we received $0.8 million from selling our receivables, we invested $9.0 million in cash to acquire Touch 1 and purchased property and equipment of $26.3 million. For the nine months ended September 30, 1999, we received $13.8 million in a sale-leaseback transaction and purchased property and equipment of $10.7 million.

         In July 2000, we entered into an accounts receivable facility with RFC Capital Corporation, a division of Textron, Inc., ("RFC") providing for the sale of certain of our accounts receivable to RFC. RFC has agreed to purchase up to $25.0 million of our accounts receivable, with provisions for a commitment of up to $50.0 million, subject to successful syndication of the receivables sales program by RFC. We have sold $1.3 million of receivables, for net proceeds of $0.8 million, during the third quarter of 2000.

         The increase in net cash used in investing activities is a direct result of our continued preparation for rapid growth and our plans for network infrastructure and introduce new service offerings. In 2000, we have been focused on product development and the establishment of our infrastructure, the operation of our technology and a network that primarily involves the development and purchases of software for additional service offerings, internal operations, and the operation of telecommunication services. As discussed earlier, the purchase of Touch 1 has greatly increased our back-office operations. We have increased our employees at all locations. The increase in employees coupled with our increase in subscribers has required us to make capital investments in switching equipment, computer equipment, software, leasehold improvements, and office equipment to provide for our growing employee and subscriber base.

         NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities was $37.1 million for the nine months ended September 30, 2000, compared to net cash provided by financing activities of $7.5 million for the same period in the prior year, a change of $29.6 million. The overall change is primarily attributable to the sale of our Series D Preferred. In July 2000, we filed a Certificate of Designation authorizing the issuance of 5.0 million shares of Series D convertible preferred stock and warrants ("Series D Preferred"). We have received aggregate proceeds of approximately $56.3 million in connection with the sale of 4,688,247 shares of Series D Preferred at a price of $12.00. The deal costs associated with the transaction were approximately $0.4 million. The Series D Preferred is convertible at a conversion price of $12.00, which price is subject to adjustment, into common stock at the option of the holder (i.e., initially convertible on a one-for-one basis); however, there are certain circumstances that provide for a forced conversion of the stock by us. Series D

Preferred is mandatorily redeemable 8 years from the original issue date, has an 8% cumulative dividend payable at times in cash and at times with in-kind contributions of additional Series D Preferred and has certain liquidation preferences and voting rights. Each purchaser of Series D Preferred received a warrant to purchase a number of shares of our common stock equal to one-half of the amount of Series D Preferred purchased by such investor. Each warrant is exercisable at a price of $13.80 per share subject to certain adjustments.

         In addition to our Series D Preferred we received cash of $0.9 and $2.1 million of notes receivable from stockholders for common stock and the exercise of stock options, respectively, for the nine months ended September 30, 2000.

         The receipts of cash noted above were off-set by the payment of long-term debt and capital lease obligations totaling $21.8 million for the nine months ended September 30, 2000. We extinguished our sale-leaseback credit facility, extinguished a line of credit assumed in the Touch 1 acquisition and paid off a lease obligation in the amounts of $14.4, $1.0 and $3.5 million, respectively. The remaining payments on long-term debt and capital lease obligations are the debt service for the debt assumed from the Touch 1 acquisition. On February 14, 2000, we paid $14.4 million to extinguish the outstanding CMB Capital, LLC capital lease obligation and purchase the related assets. This was the repayment of transactions involving the sale-leaseback of various furniture and equipment payable over four years from the date of the transactions. This transaction accounted for a $1.6 million increase in the carrying value of our assets, resulting from the payments made to terminate the lease and the carrying value of our capital lease obligation. This $1.6 million was added to the value of the assets purchased and is depreciated over the estimated remaining lives in accordance with FASB Interpretation No. 26 -Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease, an interpretation of FASB Statement No. 13.

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

NEW ACCOUNTING PRONOUNCEMENTS

         The new accounting pronouncements in Footnote 1 of our Condensed Consolidated Financial Statements are incorporated by reference.

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

         On November 14, 2000, the parties reached an agreement to resolve in full all claims asserted by each party against the other. In connection with that settlement, the parties executed mutual releases and agreed to dismiss the claims against each other with prejudice. Z-Tel also agreed to issue a warrant to PTEK Holdings, Inc. for the purchase of 175,000 shares of Z-Tel common stock.

2. Case No. 98-12260; In re Touch 1 Communications, Inc.; in the United States Bankruptcy Court for the Southern District of Alabama

         Case No. 98-12402; In re direcTEL; in the United States Bankruptcy Court for the Southern District of Alabama

         Touch 1 Communications, Inc. ("Touch 1") and its wholly owned subsidiary, direcTEL, Inc. ("direcTEL") (collectively, the "Debtors"), filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code on June 29, 1999 and July 9, 1999, respectively, in the United States Bankruptcy Court for the Southern District of Alabama (the "Bankruptcy Court"). The Bankruptcy Court entered final decrees closing the direcTEL case on October 5, 2000 and the Touch 1 case on October 30, 2000.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

         Over a period from July 6, 2000 to October 17, 2000, Z-Tel sold a total of 4,688,247 shares of its Series D Convertible Preferred Stock (the "Series D Preferred") and warrants (the "Warrants") for the purchase of up to 2,344,124 shares of its common stock, par value $0.01 per share ("Common Stock"), for aggregate consideration of $56,258,964. Z-Tel claims an exemption from registration under Section 4(2) of the Securities Act of 1933 because the transaction was by an issuer and did not involve a public offering.

         The Series D Preferred is initially convertible into 4,688,247 shares of Common Stock. The Warrants are initially exercisable at an exercise price of $13.80 per share. The conversion rates of the Series D Preferred and the exercise price of the Warrants are subject to adjustment upon the occurrence of certain events that would cause dilution in the ownership of the holders of the Series D Preferred and Warrants.

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

3.1(***) Amended and Restated Certificate of Incorporation of Z-Tel, as amended

3.2(*)            Amended and Restated Bylaws of Z-Tel

4.1(*)            Form of Common Stock Certificate

4.2 See Exhibits 3.1 and 3.2 of this Registration Statement for provisions of the Amended and Restated Certificate of Incorporation, as amended, and the Bylaws of Z-Tel defining rights of security holders

4.3(*****)        Stock Purchase Agreement, dated July 6, 2000, by and between the Registrant and the various purchasers of the Registrant's
                  Series D Convertible Preferred Stock

4.4(*****)        Certificate of Designations, Preferences and Relative Rights,
                  Qualifications, Limitations and Restrictions relating to the Registrant's Series D Convertible Preferred Stock

4.5(*****)        Form of Registration Rights Agreement by and between the
                  Registrant and each of the purchasers of the Registrant's
                  Series D Convertible Preferred Stock

4.6(*****)        Form of Warrant for the purchase of shares of common stock of the Registrant by each of the purchasers of the Registrant's
                  Series D Convertible Preferred Stock

4.7 Stock and Warrant Purchase Agreement, dated October 19, 2000, by and among the Registrant and The 1818 Fund III, L.P.

4.8 Certificate of Designation of 8% Convertible Preferred Stock, Series E, Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Such Series of Preferred Stock

4.9 Registration Rights Agreement between and among the Registrant and The 1818 Fund III, L.P.

4.10 Warrant for the purchase of shares of common stock of the Registrant by The 1818 Fund III, L.P.

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

10.1.7(*)         Investment Agreement dated March 15, 1999 between the Company and CMB Capital LLC

10.2.1(*)         1998 Equity Participation Plan

10.2.2(****)      2000 Equity Participation Plan

10.3(**) Form of Employment Agreement for certain key Touch 1 employees, including James F. Corman, President of Touch 1

10.4(*****)       Receivables Sales Agreement dated as of July 27, 2000 by and between Z-Tel Communications, Inc., as seller and subservicer, Touch 1 Communications, Inc., as seller and subservicer, and RFC Capital Corporation, as purchaser.

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

(***) Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed on July 18, 2000.

(****) Incorporated by reference to Appendix B to the Registrant's Preliminary Proxy Statement filed on April 14, 2000.

(*****) Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2000, filed on August 14, 2000.

         (b)      Reports on Form 8-K.

                  None

                            Z-TEL TECHNOLOGIES, INC.

                                   SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's principal financial officer, thereunto duly authorized.




November 14, 2000                       Z-TEL TECHNOLOGIES, INC.
                                        (Registrant)



                                        By: /s/ John M. Hutchens
                                        ---------------------------------------
                                                John M. Hutchens
                                                Chief Financial Officer
                                                (Authorized officer of
                                                Registrant and principal
                                                financial officer)