Form 10-K
period 2000-12-31
Z TEL TECHNOLOGIES INC
filed 2001-03-30
CIK 1096509

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                                   (MARK ONE)

        [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                       OR


        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                        SECURITIES EXCHANGE ACT OF 1934


           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                       COMMISSION FILE NUMBER: 000-28467


                            Z-TEL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     DELAWARE                       59-3501119
          -------------------------------       -----------------
          (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER)
           INCORPORATION OR ORGANIZATION)     IDENTIFICATION NUMBER)


                 601 SOUTH HARBOUR ISLAND BOULEVARD, SUITE 220
                              TAMPA, FLORIDA 33602
                                 (813) 273-6261
                   -----------------------------------------
                       (ADDRESS, INCLUDING ZIP CODE, AND
                    TELEPHONE NUMBER INCLUDING AREA CODE, OF
                   REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)


       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON

       STOCK, PAR VALUE $.01 PER SHARE, PREFERRED STOCK PURCHASE RIGHTS


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on March 23, 2001 (assuming solely for these purposes that only directors, executive officers and beneficial owners of greater than 10% of the Registrant's Common Stock are affiliates), based on the closing price of the Common Stock on the Nasdaq National Market as of such date, was approximately $83,207,959.

         The number of shares of the Registrant's Common Stock outstanding as of March 23, 2001 was approximately 33,780,910.

===============================================================================

                               TABLE OF CONTENTS

PART I.

Item 1.     Business                                                         1

Item 2.     Properties                                                      20

Item 3.     Legal Proceedings                                               21

Item 4.     Submission of Matters to a Vote of
                Security Holders                                            21

PART II.

Item 5.     Market for the Registrant's Common Equity and
                Related Stockholder Matters                                 21

Item 6.     Selected Consolidated Financial Data                            22

Item 7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         24

Item 7A.    Quantitative and Qualitative Disclosures about
               Market Risk                                                  43

Item 8.     Financial Statements and Supplementary Data                    F-1

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                             44

PART III.

Item 10.    Directors and Executive Officers of the
                Registrant                                                  44

Item 11.    Executive Compensation                                          46

Item 12.    Security Ownership of Certain Beneficial Owners
                and Management                                              50

Item 13.    Certain Relationships and Related Transactions                  52

PART IV.

Item 14.    Exhibits, Financial Statement Schedule, and
                Reports on Form 8-K                                         54

Signatures                                                               57-58

                                    PART I

ITEM 1.  BUSINESS

GENERAL

         Z-Tel Technologies, Inc. was incorporated under the laws of Delaware in 1998. We are a provider of advanced, integrated communications services primarily to residential customers. We offer local and long distance telephone services in combination with enhanced communications features accessible through the telephone, the Internet and certain personal digital assistants. Through our uniquely designed web interface, our subscribers are able to manage their communications through the power of the Internet and the visual, "point and click" functionality of the personal computer. Our services are designed to make communications easier and more efficient.

         Our business strategy takes advantage of statutory and regulatory changes that enable us to gain access to the individual components of the traditional local telephone service provider's (incumbent local exchange carrier or ILEC) networks, referred to as the unbundled network element platform. The Federal Communications Commission (the FCC) has mandated that the incumbent local exchange carriers provide competing local telephone companies such as us with the unbundled network element platform components at prices based on a forward-looking, long-run incremental cost methodology. Access to these components, in combination with our proprietary technology and advanced communications network, enables us to provide cost-effective local and long distance telephone services with enhanced features.

         We currently offer our Z-Line Home Edition(TM) service, which is our primary service offering, in seventeen states in areas served by the Regional Bell Operating Companies (the Bell operating companies). Within these markets, we believe that we are one of few competitive local exchange carriers specifically targeting the needs of residential customers. It is our intent to expand service into additional states as pricing and implementation rules for the unbundled network element platform become acceptable for market entry into those states.

         Our other available service offerings are Touch 1 Long Distance, Z-Line Anywhere(TM) and Z-Line Messenger(TM). Each of our service offerings except for Touch 1 Long Distance are built around an enhanced service offering called Z-Line Features. Z-Line Features includes multiple features that combine the convenience of the telephone with the power of the Internet. Accessible by telephone or the Internet, located at www.myzline.com or www.z-tel.com, Z-Line Features enables our customers to direct, retrieve, deliver, compile and otherwise manage their voice communications. One of the features offered through Z-Line Features is the Z-Line Community(TM) feature, which allows us to provide group messaging features to individual consumers as well as sponsored communities such as colleges, civic organizations and businesses. We also intend to offer in the future a bundled service offering that will be sold to small businesses.

ACQUISITION OF TOUCH 1 COMMUNICATIONS, INC.

         Effective April 14, 2000, we acquired Touch 1 Communications, Inc. (Touch 1) through merger of Touch 1 into one of our wholly owned subsidiaries. The purchase price for Touch 1 consisted of 1,100,000 shares of Z-Tel common stock and approximately $9 million in cash. We accounted for the merger as a stock purchase, and have treated the merger as having been consummated on April 1, 2000 for accounting purposes.

BANKRUPTCY OF TOUCH 1 AND DIRECTEL, INC.

         Touch 1 and its wholly owned subsidiary, direcTEL, Inc. (direcTEL), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on June 29, 1999 and July 9, 1999, respectively, in the United States Bankruptcy Court for the Southern District of Alabama (the Bankruptcy Court). The Bankruptcy Court entered an order confirming the joint plan of reorganization of Touch 1 and direcTEL on August 6, 1999 and entered final decrees closing the direcTEL case on October 5, 2000 and the Touch 1 case on October 30, 2000.

INDUSTRY BACKGROUND

         The Telecommunications Act of 1996 (the Telecommunications Act) was passed principally to foster competition in the telecommunications markets. The Telecommunications Act imposes a variety of duties upon the incumbent local exchange carriers, including the duty to provide other communications companies with access to their network elements on an unbundled basis at any feasible point. Such access must be at rates and on terms and conditions that are just, reasonable and nondiscriminatory. A network element is a facility or piece of equipment of the local telephone company's network or the features, functions or capabilities such facility or equipment provides. The Telecommunications Act also establishes procedures under which the Bell operating companies will be allowed to handle long distance calls originating from within their telephone service area and terminating outside their area. The Bell operating companies were divested by AT&T in 1984 pursuant to court order under which they were prohibited from providing "in-region" long distance telephone service. With the passage of the Telecommunications Act, a Bell operating company can provide such in-region service if it demonstrates to the FCC and state regulatory agencies that it has complied with a 14-point regulatory checklist, including offering interconnection to other communications companies and providing access to its unbundled network elements on terms approved by a state public service commission.

         On November 5, 1999, the FCC released an order establishing the list of unbundled network elements that incumbent local exchange carriers nationwide must provide. Taken together, these unbundled network elements comprise the essential facilities, features, functions and capabilities of an incumbent local exchange carrier's network. Under the FCC's order, the incumbent local exchange carriers must allow competing local telephone companies such as us to use the unbundled network elements, in an individual or combined fashion, to provide basic local telephone service and must price the elements using a forward-looking, long-run incremental cost methodology. We expect both individual network components and components in combined component service packages to be available at attractive prices nationwide as state regulatory authorities and incumbent local exchange carriers conform to the recent FCC mandates. Pricing and implementation rules for unbundled network elements in combined service packages or platform offerings that are at least acceptable for market entry have been adopted in multiple states. The prices for the use of individual network components and combined component service packages will nevertheless vary from state to state, as will an individual state's oversight of unbundled network element platform implementation and operation in regard to individual unbundled network elements and elements provided in combinations.

BUSINESS OVERVIEW

         By integrating the simplicity of standard telephone service with the robust features that our Internet applications deliver, we have created an environment for managing communications that is accessible by the telephone or personal computer. That environment includes the following elements:

         COST-EFFECTIVE BUNDLED LOCAL AND LONG DISTANCE TELEPHONE SERVICE. We provide a cost-effective bundled package of local and long distance telephone services, which includes all the enhanced features of Z-Line Features as well as enhanced telephone services such as call waiting and caller identification, in markets that have favorable regulatory environments for residential competition. We have typically leased facilities of the existing incumbent local exchange carrier on a forward-looking, long-term incremental cost basis, which enables us to avoid the need to invest significant capital into telephone plant and equipment. As a result, we are able to provide a competitively priced, bundled package that includes local and long distance telephone services and enhanced services without significant up-front expense.

         SCALABLE PLATFORM FOR NEW MARKETS. The unbundling of network elements allows us to access the incumbent local exchange carriers' facilities to provision our service to our customers. As a result, we have the ability to enter new markets quickly, and without a significant investment in equipment, as regulatory authorities in those markets adopt favorable rules and pricing for unbundled network elements. Using Z-Line Features, customers can manage and configure their own enhanced calling features, thus minimizing our need for an expanded customer service infrastructure.

         SEAMLESS INTEGRATION OF PERSONAL ORGANIZATIONAL TOOLS. The features available in our Z-Line Features have been designed to allow users to download their personal directories from a variety of software packages, including Microsoft Outlook. In addition, directories from other personal contact managers can be downloaded into Outlook and then downloaded into Z-Line Features. Once this information has been downloaded, customers can use their database of contacts to create easily sub-directories for special group messaging. By utilizing Z-Line Features, customers can, with the click of a mouse, initiate calls or forward messages to contacts that have been stored in their personal directories.

         ADVANCED PROPRIETARY TECHNOLOGY. We have created an integrated and proprietary software and advanced network architecture that enables the enhanced features of our service. We have created software applications that can control the basic functions of initiating and completing a telephone call regardless of the access device, such as a telephone, personal computer or personal digital assistant. These applications allow our customers to control simultaneously all the basic functions of a telephone call using such device. We are also in the process of developing and enhancing our customer care, billing and provisioning software into one seamlessly integrated package.

         Our network architecture is designed to interconnect our main enterprise management center in Tampa with the switching architecture of the incumbent local exchange carrier. This allows us to provide telecommunications services without the need to collocate network equipment in the central offices of the incumbent local exchange carrier in our target markets and enhances our ability to enter new markets quickly and cost effectively. Our network architecture also is designed to accommodate a number of developing technologies, such as telephone calls over Internet protocol, digital subscriber line, asynchronous transfer mode, and coaxial cable systems as these technologies gain mainstream acceptance.

         ENHANCED COMMUNICATION SERVICES FOR GROUPS AND INDIVIDUAL USERS NATIONWIDE. We offer our Z-Line Community features to consumers, organizations and business users nationwide through Z-Line Features, which features may be accessed from most of our services. Z-Line Features also includes specialized features for directories and group messaging that provide value to users within sponsored communities by facilitating communication among dispersed community members.

         We continue to pursue Z-Line Home Edition marketing and distribution in new states as state regulatory authorities adopt favorable pricing, implementation rules and acceptable operations support systems performance for the unbundled network element platform components. Favorable implementation requirements for providing the unbundled network element platform components were a feature of the SBC Communications, Inc./Ameritech Corporation and the Bell Atlantic/GTE (Verizon) merger order conditions adopted by the FCC. Furthermore, Qwest Communications International Inc. (Qwest) and BellSouth Corporation (BellSouth) have publicly announced the general availability of the unbundled network element platform components as part of a general effort to meet FCC requirements. Accordingly, as acceptable pricing and operations support systems become available, we intend to move toward potential market entry into Bell operating company territory in each state.

SERVICES

Z-LINE HOME EDITION

         Z-Line Home Edition is our principal service offering and is currently being offered, at least on an initial marketing basis, in Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, New York, Oregon, Pennsylvania, Texas, Virginia and Washington, in most areas served by the Bell operating company operating in those states. Z-Line Home Edition includes low-priced local and long distance (1+) residential telephone services using a customer's existing telephone number, typically bundled with enhanced features, which may include caller identification, call forwarding, three-way calling, call waiting and speed calling, remote access to long distance calling through our Z-Line Anywhere access card service, the full functionality of Z-Line Features and, for an additional fee, Internet access. We also intend to offer soon to all of our Z-Line Home Edition subscribers the ability, through our City of America(TM) program, to make unlimited long distance telephone calls to other Z-Line Home Edition subscribers for an additional monthly fee.

         We intend to continue to pursue offering Z-Line Home Edition in additional states as soon as favorable pricing and implementation rules are adopted in those states. We are also developing other bundled combinations of our services at varied price points in order to stimulate and expand customer interest in our services. For example, we have begun to offer in several states a lower priced version of Z-Line Home Edition that includes fewer bundled long distance minutes and features. Additional long distance minutes and features are being offered separately for an additional monthly price.

TOUCH 1 LONG DISTANCE

         Touch 1 Long Distance is a usage-based service that allows customers to use us as their primary long distance calling provider to complete their residential long distance (1+) calls. Touch 1 Long Distance is available nationwide, although we are not actively marketing the service.

Z-LINE ANYWHERE

         Z-Line Anywhere is our access card service that allows a customer to make long-distance calls using our network from any phone by dialing a toll-free 800 number or local access number. No change in phone service is required. Customers of Z-Line Anywhere also receive the full functionality of Z-Line Features and, for an additional fee, Internet access. Z-Line Anywhere is available nationwide, although we are not actively marketing the service.

Z-LINE MESSENGER

         Z-Line Messenger is a trial service we offer free of charge to individuals and groups. Z-Line Messenger customers are limited to sixty minutes of voice mail per month and cannot use certain enhanced services provided by Z-Line Features, including the ability to complete a call using the web and the "Find-Me" functionality. Customers may upgrade their service to Z-Line Anywhere or Z-Line Home Edition, provided the latter service is offered in their markets. Z-Line Messenger is available nationwide, although we are not actively marketing the service.

KEY FEATURES OF OUR SERVICES

Z-LINE FEATURES

         Z-Line Features is the core feature set of all of our service offerings except for Touch 1 Long Distance, although only limited functionality is provided to Z-Line Messenger customers. It is a suite of features subscribers can access via any telephone, at our web site or, to a limited extent, a Palm VII(TM) personal digital assistant through our Z-Line Companion(TM) feature. Subscribers can retrieve, forward, deliver, store, compile and otherwise manage their voice mail and other communication needs. Using the "Find-Me" feature, subscribers can have our system attempt to locate them at up to three numbers when they receive incoming calls, and notify them via e-mail, pager or ICQ Internet Chat (instant messaging) when a new voice mail message arrives. At our website, subscribers can view a list of their voice mail messages and listen to them through their computer speakers, create an on-line Address Book by inputting information directly or importing it from other services, place calls with the click of a mouse, deliver voice messages to groups of other subscribers, forward voicemails and view historical billing statements. Subscribers also are provided an e-mail address and the ability to receive faxes by e-mail. Z-Line Features also include functionality, through our Z-Alerts(TM) feature, that allows subscribers to obtain customized news, weather and financial information via voicemail, phone, pager and e-mail.

         An additional feature of Z-Line Features is Z-Line Community, which is a set of features embedded within Z-Line Features that allows users or group sponsors, such as colleges, civic organizations and businesses, to search for, create or join "Communities," which are pre-defined groups of our users usually based on professional or personal affinities. Users can also invite other of our subscribers to join Communities and administrate the user access options of a Community. Once the Communities are created, users can send group messages to specific members of the communities or the entire group.

         We expect to provide additional functionality to Z-Line Features in the future, including speech recognition capability, conference calling and the ability to manipulate voicemail and other enhanced services settings from the user's desktop.

MARKETING AND DISTRIBUTION

         We market our services to our customers through telemarketing, agent programs, strategic business partnerships, direct mail and marketing and traditional advertising campaigns promoting recognition and awareness of our "Z" brand. We also have entered into joint marketing or co-branding arrangements with organizations that have large, well-established relationships or customer bases in our target markets. We intend to continue to explore the formation of alliances or ventures with other companies, including Internet service providers, paging operators, cable television companies, utilities, newspapers, financial institutions, retailers and credit card companies, which we believe will allow us to penetrate efficiently large customer bases with a relatively small capital outlay and to lower customer acquisition costs. We also recently have introduced an online sales channel and electronic agent program, called "ztelonline.com," that affords any person the ability to send e-postcards to prospective Z-Line Home Edition subscribers and earn compensation for those that open new accounts with us and become active and billable customers.

BILLING AND COLLECTION

         We have three primary methods for billing and collecting from our customers. For our Z-Line Home Edition customers, we can either (1) charge their credit card account; (2) mail a bill to their address for payment by check or money order or in person at certain payment locations proximate to the customer; or (3) set up an automatic withdrawal from the customer's checking account. For our Z-Line Anywhere customers, we currently require all new customers to pay by credit card or automatic withdrawal; however, we had, in the past, allowed them to pay bills using all three methods. Currently, the majority of our customers pay us by check or money order. Our billing software can be customized to handle new and different billing programs.

OPERATIONS SUPPORT SYSTEMS AND CUSTOMER SUPPORT

         We have invested substantially in our software platform, which includes integrated customer ordering and provisioning, customer service and billing functionality for our services. For our Z-Line Anywhere service, a new subscriber can enroll via the Internet or our toll free number with service immediately activated. Z-Line Features allows our Z-Line Home Edition and Z-Line Anywhere customers to change their enhanced service feature configurations. A subscriber may also update his or her enhanced service configurations via the telephone and, to a limited extent, through selected personal digital assistants.

         Z-Line Home Edition orders require us to interact with the applicable local exchange carrier. Initially, after receiving a signed letter of authorization or a verified verbal request for service, we entered orders using an electronic web-based interface provided by the Bell operating company in each operating territory. Our provisioning agents also entered the order in the Z-Tel system.

         Over the last year, we improved our operations support systems to include electronic gateways to the major incumbent local exchange carriers, network element management software, and a standard internal provisioning interface that can handle multiple incumbent local exchange carrier ordering systems. This investment included outside integration and consulting assistance. The electronic gateway allows us to reduce the number of steps, and therefore the cost, required to provision a customer and increase the accuracy of our provisioning process. We now have electronic gateways operational in Alabama, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, New York, Pennsylvania and Texas, and are testing the gateway in regions served by BellSouth and Quest.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         We have developed proprietary software that manages the integrated features of our service offerings. Our software allows our network to interface and interconnect with the systems of the incumbent local exchange carriers and long-distance carriers. During the period covered by this report, we have largely centralized our remote network communication facilities, which we call "Z-Nodes," in our enterprise management center in Tampa, Florida, which provides us the ability to maximize the productivity of and most effectively manage the platform.

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

         Our intellectual property reflects the know-how, work product and inventions of our research and development team, based at our technology center in Atlanta, Georgia, who have substantial experience in computer technology, telecommunications, web-based services, database management and integration, and network development, architecture, operation and management.

         For the fiscal years ended December 31, 2000, 1999 and 1998, we invested approximately $11,361,000, $8,356,000 and $4,728,000, respectively, in company-sponsored research and development activities.

         We have filed trademark applications for federal registration of more than fifty trademarks with the United States Patent and Trademark Office, including Z-TEL TECHNOLOGIES, INC., Z-LINE HOME EDITION, Z-LINE ANYWHERE, CITY OF AMERICA, Z-LINE COMPANION, Z-NODE, Z-LINE, Z-NOTIFY, Z-SITE, Z-TEL AND DESIGN, Z-MAILBOX, Z-DIRECTORY, Z-NOW!, Z-NUMBER, Z-BILL PAYMENT SERVICES, Z-NET, GENERATION Z, MYZLINE and YOUR PERSONAL TELECOMMUNICATIONS PORTAL. We have received federal registration of the following trademarks: WEBDIAL, CLICK & LISTEN, Z-TEL, YOUR PERSONAL COMMUNICATIONS CENTER, Z-TEL COMMUNICATIONS, INC. AND DESIGN.


COMPETITION

OVERVIEW

         The telecommunications industry is highly competitive in many market segments. However, at present, we believe few telecommunications carriers provide the type of bundled packages that include the range of services and features we offer, but various competitors offer one or more of the services that make up our service offerings. Competition in the local telephone services market is still emerging, but already has attracted many strong competitors. Competition in the long distance and information services markets, which have fewer entry barriers, is already intense and is expected to remain so.

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

         INTEREXCHANGE CARRIERS. We also expect to face competition from other current and potential market entrants, including interexchange (long distance) carriers such as AT&T, WorldCom, and Sprint, seeking to enter, reenter or expand entry into the local exchange market. A continuing trend toward consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors. For example, in September 1998, WorldCom merged with MCI Communications Corp. In March
1999, AT&T acquired Tele-Communications, Inc., the largest provider of cable television services in the United States. These types of consolidations and strategic alliances could put us at a competitive disadvantage.

LONG DISTANCE TELEPHONE SERVICE

         The long distance telecommunications industry has numerous entities competing for the same customers and a high average churn rate because customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Our primary competitors in the long distance market include major interexchange carriers such as AT&T, WorldCom and Sprint, certain incumbent local exchange carriers and resellers of long distance services. We believe that pricing levels are a principal competitive factor in providing long distance telephone service. We hope to avoid direct price competition by bundling long distance telephone service with a wide array of value-added services.

         Incumbent local exchange carriers that offer a package of local, long distance telephone and information services will be particularly strong competitors. Incumbent local exchange carriers, including Verizon and SBC Communications, are currently providing both long distance and local services as well as certain enhanced telephone services we offer. We believe that the Bell operating companies will attempt to offset market share losses in their local markets by attempting to capture a significant percentage of the long distance market.

ENHANCED SERVICES

         We compete with a variety of enhanced service companies. Enhanced services markets are highly competitive, and we expect that competition will continue to intensify. Our competitors in these markets include Internet service providers, web-based communications service providers and other telecommunications companies, including the major interexchange carriers, incumbent local exchange carriers, competitive local exchange carriers and wireless carriers.

OTHER MARKET ENTRANTS

         We may face competition in local, long distance and information services from other market entrants such as electric utilities, cable television companies, fixed and mobile wireless system operators, and operators of private networks built for large end-users. All of these companies are free to offer bundled services similar to those that we offer. Electric utilities have existing assets and low cost access to capital that could allow them to enter a market rapidly and accelerate network development. Cable television companies are also entering the telecommunications market by upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. Wireless companies have developed, and are deploying in the United States, wireless technology as a substitute for traditional wireline local telephones. The World Trade Organization agreement on basic telecommunications services could increase the level of competition we face. Under this agreement, the United States and 68 other member states of the World Trade Organization are committed to open their respective telecommunications markets, including permitting foreign companies to enter into basic telecommunications services markets. This development may increase the number of established foreign-based telecommunications carriers entering the U.S. markets.

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

GOVERNMENT REGULATION

OVERVIEW

         Some of our services are regulated and some are not. In providing our non-common carrier services such as voice mail, "Find-Me" notification and directory services offered through Z-Line Features, we operate as an unregulated provider of information services, as that term is defined in the Communications Act of 1934, as amended by the Telecommunications Act of 1996, and as an enhanced service provider, as that term is defined in the FCC rules. These operations currently are not regulated by the FCC or the states where we operate. In providing Z-Line Home Edition and our long distance services, we are regulated as a common carrier at the state and federal level and are subject to additional rules and policies not applicable to providers of information services alone. We are certificated as a facilities-based competitive local exchange carrier in a number of states, including Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington and Wisconsin. We are currently seeking this certification in additional states, including Connecticut, New Jersey, New Mexico and North Carolina.

         The local and long distance telecommunications services we provide are regulated by federal, state, and, to some extent, local government authorities. The FCC has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services. Each state regulatory commission has jurisdiction over the same carriers with respect to the provision of intrastate communications services. Local governments sometimes seek to impose franchise requirements on telecommunications carriers and regulate construction activities involving public rights-of-way. Changes to the regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

         In recent years, the regulation of the telecommunications industry has been in a state of flux as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. The FCC and state utility commissions have adopted many new rules to implement this legislation and encourage competition. These changes, which are still incomplete, have created new opportunities and challenges for us and our competitors. The following summary of regulatory developments and legislation is intended to describe the most important, but not all, present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Some of these and other existing federal and state regulations are the subject of judicial proceedings and legislative and administrative proposals that could change, in varying degrees, the manner in which this industry operates. We cannot predict the outcome of any of these proceedings or their impact on the telecommunications industry at this time. Some of these future legislative, regulatory or judicial changes may have a material adverse impact on our business.

         Specifically, as states re-evaluate pricing of network elements, it is possible that some states could increase rates over existing levels. Currently, Verizon, BellSouth, SBC and Qwest have rate cases pending before state regulatory commissions in at least one state in each of their respective territories. Ongoing rate cases in Florida, Illinois, New Jersey, New York and Washington could significantly raise the existing rates for some network elements and network element combinations. Our intent is to be an active participant in these rate cases and any others that might be critical to our operations. We anticipate joining other competitive service providers in arguing that existing rates are overstated and do not reflect the true total element long run incremental costing principles required by the FCC and the Telecommunications Act. The FCC prescribed methodology for calculating forward looking unbundled network element rates is currently before the United States Supreme Court. While the prevailing trends within the industry would predict the adoption of lower rates in association with the provision of unbundled network elements and network element combinations, we cannot predict the outcome of any pending or potential rate case or judicial proceeding. Increases or decreases in rate levels charged by incumbent local exchange carriers as a result of regulatory and/or judicial review through rate case, court case or arbitration proceedings could significantly impact our business plans.

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

         In general, information services are value-added services that use regulated transmission facilities only as part of a service package that also includes network or computer software to change or enhance the information transmitted. We believe that most of the services we provide, including voice mail, "Find-Me" notification, and directory services offered through Z-Line Features are information services under the FCC's definition. Because the regulatory boundaries in this area are somewhat unclear and subject to dispute, however, the FCC could seek to characterize some of our information services as "telecommunications services." If that happens, those services would become subject to FCC regulation, although the impact of that reclassification is difficult to predict.

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

         INTERCONNECTION. The Telecommunications Act greatly expands the interconnection requirements applicable to the incumbent local exchange carriers, i.e., generally, those existing local exchange carriers that, in the past, enjoyed virtual or legal monopoly status. The Telecommunications Act requires the incumbent local exchange carriers to:

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

         On July 18, 1997, however, the United States Court of Appeals for the Eighth Circuit issued a decision vacating the FCC's pricing rules, as well as certain other portions of the FCC's interconnection rules, on the grounds that the FCC had improperly intruded into matters reserved for state jurisdiction. On January 25, 1999, the Supreme Court largely reversed the Eighth Circuit's order, holding that the FCC has general jurisdiction to implement the local competition provisions of the Telecommunications Act. In so doing, the Supreme Court stated that the FCC has authority to set pricing guidelines for unbundled network elements, to prevent incumbent local exchange carriers from physically separating existing combinations of network elements, and to establish "pick and choose" rules regarding interconnection agreements. "Pick and choose" rules would permit a carrier seeking interconnection to pick and choose among the terms of service from other interconnection agreements between the incumbent local exchange carriers and other competitive local exchange carriers. This action reestablished the validity of many of the FCC rules vacated by the Eighth Circuit.

         Although the Supreme Court affirmed the FCC's authority to develop pricing guidelines, the Supreme Court did not evaluate the specific forward-looking pricing methodology mandated by the FCC and has remanded the case to the Eighth Circuit for further consideration.

Some incumbent local exchange carriers have argued that this pricing methodology does not allow adequate compensation for the provision of unbundled network elements. The Eighth Circuit heard oral arguments on this pricing issue on September 16, 1999 and issued a ruling on July 18, 2000. In that ruling, the Eighth Circuit upheld the FCC's use of forward-looking incremental costs as the basis for establishing rates for interconnection and unbundled network elements. The Court further agreed with the FCC's interpretation of the Telecommunications Act as rejecting "historical costs" as the basis for setting rates. However, the Eighth Circuit vacated the FCC's regulation, codified at 47 C.F.R. Sec. 51.505(b), setting forth the FCC's approach to computing forward-looking incremental costs, and directed the FCC to review its approach so that it is based on the costs incurred by the incumbent local exchange carrier to provide the actual facilities and equipment that will be used by the requesting carrier instead of the lowest cost based on the most efficient technologies currently available. On January 23, 2001, the United States Supreme Court granted a writ of certiorari to the Eighth Circuit. If the United States Supreme Court affirms the Eighth Circuit's decision, there is a risk that, upon remand, the FCC will issue less favorable pricing rules, and state public utility commissions, some of whom have relied on the FCC's existing rules, may revisit their pricing methodologies. As a result, the prices we have to pay for unbundled network elements may increase, which increase could have a materially adverse effect on our business.

         In its January 25, 1999 decision, the Supreme Court also remanded the list of unbundled network elements to the FCC for further consideration of the necessity of each one under the Telecommunications Act's statutory standard for unbundling. On November 5, 1999, the FCC released an order largely retaining its list of unbundled network elements, but eliminating the requirement that incumbent local exchange carriers provide unbundled access to operator services and directory assistance as an unbundled network element and limited unbundled access to operator services and directory assistance as an unbundled network element and limited unbundled access to local switching. With regard to operator services and directory assistance, the FCC concluded that the market has developed since 1996 such that competitors can and do self-provision these services, or acquire them from alternative sources. The FCC also noted that incumbent local exchange carriers remain obligated under the non-discrimination requirements of the Communications Act of 1934 to comply with the reasonable request of a carrier that purchases these services from the incumbent local exchange carriers to rebrand or unbrand those services, and to provide directory assistance listings and updates in daily electronic batch files. With regard to unbundled local switching, the FCC concluded that, notwithstanding the incumbent local exchange carriers' general duty to provide unbundled local circuit switching, an incumbent local exchange carrier is not be required to unbundle local circuit switching for competitors for end-users with four or more voice grade (DSO) equivalents or lines, provided that the incumbent local exchange carrier provides nondiscriminatory access to combinations of unbundled loops and transport (also known as the Enhanced Extended Link) throughout Density Zone 1, and the incumbent local exchange carrier's local circuit switches are located in
(i) The top 50 Metropolitan Statistical Areas as set forth in Appendix B of the Third Report and Order and Fourth Further Notice of Proposed Rulemaking in FCC Docket No. 96-98, and (ii) in Density Zone 1, as defined in the FCC's rules. For operator services and directory assistance, as well as for unbundled local switching, the FCC noted that the competitive checklist contained in Section 271 of the Communications Act of 1934 requires Bell operating companies to provide nondiscriminatory access to these services. Thus, Bell operating companies must continue to provide these services to competitors; however, Bell operating companies may charge different rates for these offerings.

         The FCC's November 5, 1999 ruling on unbundled network elements was appealed by several parties to the DC Circuit, and has been remanded to the FCC for voluntary reconsideration of certain findings made. These and other FCC determinations are likely to be the subject of further appeals. Thus, while the Supreme Court resolved many issues, including aspects of the FCC's jurisdictional authority, other issues remain subject to further consideration by the courts and the FCC. We cannot predict the ultimate disposition of these matters.

         INTERCONNECTION AGREEMENTS. The Telecommunications Act obligates incumbent local exchange carriers to negotiate with us in good faith to enter into interconnection agreements. Competitive local exchange carriers like us can purchase unbundled network elements under such an agreement or under a tariff or a Statement of Generally Available Terms filed with the state regulators. Interconnection agreements are a prerequisite to obtaining access to the incumbent local exchange carrier's unbundled network elements and to provide the connectivity to our network necessary to provision local exchange services, including Z-Line Home Edition. To this end, we have entered into interconnection agreements with the Bell operating company in all states where we currently operate except New York and Michigan, where we purchase the unbundled network element platform under Verizon's and

Ameritech's respective tariffs. Interconnection agreements between Z-Tel and the primary incumbent local exchange carrier have been signed and are currently awaiting approval in Mississippi, North Carolina, Oklahoma, Rhode
Island, South Carolina and Tennessee. Z-Tel currently is reviewing available contracts or negotiating new contracts in a number of additional states. If we cannot reach agreement, either side may petition the applicable state commission to arbitrate remaining disagreements. These arbitration proceedings can last for a substantial period of time. Moreover, state commission approval of any interconnection agreement resulting from negotiation or arbitration is required, and any party may appeal an adverse decision by the state commission to federal district court, although some federal district courts have refused to exercise jurisdiction over such cases. The potential cost in resources and delay from this process could harm our ability to compete in certain markets, and there is no guarantee that a state commission would resolve disputes, including pricing disputes, in our favor.

         COLLOCATION, LINE SHARING AND LINE SPLITTING. The FCC has adopted rules designed to make it easier and less expensive for competitive local exchange carriers to obtain collocation at incumbent local exchange carriers' central offices by, among other things, restricting the incumbent local exchange carriers' ability to prevent certain types of equipment from being collocated and requiring incumbent local exchange carriers to offer alternative collocation arrangements. On November 18, 1999, the FCC also adopted an order requiring incumbent local exchange carriers to provide line sharing, which will allow competitive local exchange carriers to offer data services over the same line that a consumer uses for voice services without the competitive local exchange carriers' having to provide the voice service. In an Order on Reconsideration, issued January 19, 2001, the FCC reaffirmed its prior decision to support line sharing for provision of digital subscriber line (DSL) services. In addition, in this January 19, 2001 decision, the FCC stated that incumbent local exchange carriers must permit competitive local exchange carriers to engage in line splitting arrangements, where a competitive local exchange carrier provides voice and another provides data service to end users over a "split" loop purchased as an unbundled network element from the incumbent local exchange carrier. While we expect that the FCC's rules will be beneficial to competitive local exchange carriers, we cannot be certain that these rules will be implemented by the incumbent local exchange carrier in a timely or favorable manner. Moreover, several key issues regarding line sharing, including the provision of line sharing in instances where loop facilities have fiber components and where remote terminals do not have sufficient space for collocation, remain in light of the FCC's Further Notice of Proposed Rulemaking issued in conjunction with its January 19, 2001 Order on Reconsideration. Further, on March 17, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated portions of the FCC's collocation rules. Specifically, the court found that the FCC's interpretation of the statutory terms "necessary" and "physical collocation" are impermissibly broad, and remanded those portions of the order to the FCC for reconsideration. The FCC has not yet issued an order on reconsideration. We cannot predict the outcome of these actions or the effect they may have on our business.

         BELL OPERATING COMPANY ENTRY INTO THE LONG DISTANCE MARKET. The Telecommunications Act permitted the Bell operating companies to provide long distance services outside their local service regions immediately, and will permit them to provide in-region long distance service upon demonstrating to the FCC and state regulatory agencies that they have adhered to the Telecommunication Act's Section 271 14-point competitive checklist. Pursuant to the Telecommunications Act, Bell operating companies typically seek approval from state public utility commissions prior to filing an application for
Section 271 relief before the FCC. To date, some states have denied these applications while others have approved them. The Bell operating company can file an application with the FCC for Section 271 relief regardless of the outcome of the state's review. Based on its own review as well as recommendations from the United States Department of

Justice and the involved state public utility commission, the FCC then either approves or denies the application.

         Prior to December 1999, the FCC had denied each of the Bell operating company applications brought before it because it found that the particular Bell operating company had not sufficiently made its local network available to competitors. In late December 1999, the FCC approved Verizon's Section 271 application for the state of New York. Since that time, the FCC has similarly approved applications of SBC for the states of Texas, Kansas and Oklahoma. At this time, an application filed by Verizon with the state of Massachusetts is currently pending FCC review. Several state public utility commissions (including, among others, Arizona, California, Georgia, Florida and Pennsylvania) have proceedings underway in association with anticipated Section 271 applications. While we cannot predict the outcome of any Section 271 applications before the FCC or any individual state, it is generally expected that long distance competition will increase as the Bell operating companies enter the market. We also expect other Bell operating companies to file with the FCC similar applications for long distance authority in 2001 and 2002.

         UNIVERSAL SERVICE. In May 1997, the FCC released an order establishing a significantly expanded universal service regime to subsidize the cost of telecommunications service to high cost areas, as well as to low-income customers and qualifying schools, libraries and rural health care providers. Providers of interstate telecommunications services, like us, as well as certain other entities, must pay for these programs. We are also eligible to receive funding from these programs if we meet certain requirements, but we do not currently have plans to do so. Our share of the payments into these subsidy funds will be based on our share of certain defined interstate telecommunications end-user revenues. Currently, the FCC is assessing such payments on the basis of a provider's revenue for the previous year. The FCC adjusts payment requirements and levels periodically. Various states are also in the process of implementing their own universal service programs. We are currently unable to quantify the amount of subsidy payments that we will be required to make to individual states. On July 30, 1999, the United States Court of Appeals for the Fifth Circuit overturned certain of the FCC's rules governing the basis on which the FCC collects subsidy payments from telecommunications carriers and recovery of those payments by incumbent local exchange carriers. In October 1999, on remand, the FCC issued new universal service rules. These or other changes to the universal service program could affect our costs. One or more parties may seek review of the FCC rules by the Fifth Circuit and subsequently by the Supreme Court. The Fifth Circuit also remanded other rules to the FCC for further consideration.

         TARIFFS AND RATES. In 1996, the FCC issued an order that required nondominant interexchange carriers, like us, to cease filing tariffs for our domestic interexchange services. The order required mandatory detariffing and gave carriers nine months to withdraw federal tariffs and move to contractual relationships with their customers. A federal appeals court subsequently stayed this order. Currently, the FCC, through its Common Carrier Bureau, has extended the transition period to July 31, 2001 for interexchange carriers to complete the process of detariffing mass-market consumer services. In June 1997, the FCC issued another order stating that nondominant local exchange carriers, like us, could withdraw their tariffs for interstate access services provided to long distance carriers. If the FCC's orders become effective, nondominant interstate services providers will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions under which they offer their interstate services. If we cancel our FCC tariffs as a result of the FCC's orders, we may need to implement customer contracts, which could result in substantial administrative expenses.

         In March 1999, the FCC adopted further rules that, while still maintaining mandatory detariffing, nonetheless require interexchange carriers to make specific public disclosures on their web sites of their rates, terms and conditions for domestic interstate services. The effective date for these rules was initially delayed until a court decision on the appeal of the FCC's detariffing order. That appeal is still pending.

         JURISDICTIONAL NATURE OF INTERNET TRAFFIC. Recently, the FCC has determined that both continuous access and dial-up calls from a customer to an Internet service provider are interstate, not local, calls, and, therefore, are subject to the FCC's jurisdiction. The FCC has initiated a proceeding to determine the effect that this regulatory classification will have on the obligation of local exchange carriers to pay reciprocal compensation for dial-up calls to Internet service providers that originate on one local exchange carrier network and terminate on another local exchange carrier network. Moreover, many states have or are considering this issue, and several states have held that local exchange carriers do not need to pay reciprocal compensation for calls terminating at Internet service providers. A majority of state commissions have ruled that reciprocal compensation should be paid on such traffic. On March 24, 2000, the Court of Appeals for the District of Columbia remanded for reconsideration the FCC's determination that calls to Internet service providers are interstate for jurisdictional purposes rather than local. Specifically, the Court indicated that the FCC has not provided a satisfactory explanation why calls to Internet service providers are not local telecommunications traffic and why such traffic is exchange access rather than telephone exchange service. We cannot predict the effect that the FCC's resolution of these issues will have on our business.

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

         In May 1999, the FCC also initiated a proceeding to address the problem of the declining availability of area codes and phone numbers. On December 29, 2000, the FCC issued a Further Notice of Proposed Rulemaking that proposed adoption of a "market-based" approach for optimizing number resources. In that Further Notice the FCC seeks input on its tentative conclusion that, through the introduction of charges associated with the allocation of number resources, carriers might be better incentivized to take and retain only as many numbers as they need. If a "market-based" approach to number allocation is introduced, as the FCC has proposed, it could result in added administrative expenses for us.

         RESTRICTIONS ON BUNDLING. Current FCC rules prohibit dominant carriers from bundling their non-competitive regulated telecommunications services with their unregulated enhanced or information services. The Commission has never enforced this rule with respect to competitive local exchange carriers and has proposed eliminating the rule for all carriers.

         SLAMMING. A customer's choice of local or long distance telecommunications company is encoded in a customer record, which is used to route the customer's calls so that the customer is served and billed by the desired company. A user may change service providers at any time, but the FCC and some states regulate this process and require that specific procedures be followed. When these procedures are not followed, particularly if the change is unauthorized or fraudulent, the process is known as "slamming." Slamming is such a significant problem that it has been addressed in detail by Congress in the Telecommunications Act, by some state legislatures, and by the FCC in recent orders. The FCC has levied substantial fines for slamming. The risk of financial damage, in the form of fines, penalties and legal fees and costs, and to business reputation from slamming is significant. Even one slamming complaint could cause extensive litigation expenses for us. The FCC recently decided to apply its slamming rules (which originally covered only long distance) to local service as well.

         NETWORK INFORMATION. The Communications Act of 1934 and FCC rules protect the privacy of certain information about telecommunications customers that a telecommunications carrier such as us acquires by providing telecommunications services to such customers. Such protected information, known as Customer Proprietary Network Information (CPNI), includes information related to the quantity, technological configuration, type, destination and the amount of use of a telecommunications service. Under the FCC's original rules, a carrier may not use the Customer Proprietary Network Information acquired through one of its offerings of telecommunications services to market certain other services without the approval of the affected customers. The United States Court of Appeals for the Tenth Circuit recently overturned the FCC's rules regarding the use and protection of Customer Proprietary Network Information. The FCC recently relaxed its customer proprietary network information rules somewhat, but it also has sought reconsideration of the Tenth Circuit decision. Further, FCC rules regarding handling of CPNI could result in significant administrative expense in modifying internal customer systems to meet such requirements.

         INTERSTATE ACCESS CHANGES. Since passage of the Telecommunications Act of 1996, the FCC has fundamentally restructured the "access charges" that ILECs charge to interexchange carriers and end-user customers to connect to the ILEC's network. The FCC revised access charges for the largest ILECs in May 1997, reducing per-minute access charges and increasing flat-rated monthly charges paid by both long-distance carriers and end users. Further changes in access charges were effected for the largest ILECs when the FCC adopted the Coalition for Affordable Local and Long-Distance Service (CALLS) proposal in May 2000. CALLS, which reflected a negotiated settlement between AT&T and most of the Bell operating companies, reduced per-minute charges by 60 percent. It further increased flat-rated monthly charges to end users, in particular, multi-line business users. However, most of the reductions resulted from shifting access costs away from interexchange carriers onto end-user customers. Currently under FCC consideration is the Guaranteed Reduced Exchange Access Tariffs (GREAT) Proposal, proposed by the Association for Local Telecommunications Services
(ALTS), which, if adopted, would significantly reduce average CLEC access charge rates. If these additional plans are adopted by the FCC, they should reduce access charges litigation, although they cannot be expected to end all rate disputes.

         Currently two interchange carriers have refused to pay our access charges or are doing so at a reduced rate. Other competitive local exchange carriers have experienced similar problems and the FCC has ruled on a complaint against AT&T that it must pay access charges at the competitive local exchange carriers tariffed rate. In reaction, 14 competitive local exchange carriers jointly, filed suit against AT&T and Sprint in federal district court for the Eastern District of Virginia in April 2000. The case currently is stayed until July 19, 2001, while the FCC considers several matters related to the suit. We filed a similar action against AT&T on March 15, 2001.

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

STATE REGULATION

         To the extent that we provide telecommunications services that originate and terminate in the same state, we are subject to the jurisdiction of that state's public service commission. As our local service business and product lines expand, we will offer more intrastate service and may become increasingly subject to state regulation. The Telecommunications Act maintains the authority of individual state utility commissions to preside over rate and other proceedings, and to impose their own regulation on local exchange and intrastate interexchange services, so long as such regulation is not inconsistent with the requirements of federal law. For instance, states may require us to obtain a Certificate of Public Convenience and Necessity before commencing service in the state. We have obtained such authority in all states in which we operate, and, as a prelude to market entry in additional states, we have obtained such authority to provide facilities-based service in several states, including Connecticut, Delaware, Maine, New Hampshire, New Jersey, New Mexico, North Carolina and Tennessee. No assurance can be made that the individual state regulatory authorities will approve these or additional certification requests in a timely manner. In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements, consumer protection measures, and obligations to contribute to universal service and other funds. State commissions also have jurisdiction to approve negotiated rates, or establish rates through arbitration, for interconnection, including rates for unbundled network elements.

         We are subject to requirements in some states to obtain prior approval for, or notify the state commission of, any transfers of control, sales of assets, corporate reorganizations, issuance of stock or debt instruments and related transactions. Although we believe such authorizations could be obtained in due course, there can be no assurance that state commissions would grant us authority to complete any of these transactions.

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

         In particular, we expect to expand our Z-Line Home Edition service by starting to market this service in several new states during 2001. To effect entry into these markets, we have obtained proper state regulatory certification and entered into interconnection agreements with the Bell operating companies in Kansas, Mississippi, Oklahoma, Missouri, Minnesota, Rhode Island and South Carolina. In each of these jurisdictions we anticipate that the incumbent local exchange carrier will provide the unbundled network element platform components in a manner similar to that provided in states where we currently operate. However, pricing and terms and conditions adopted by the incumbent local exchange carrier in each of these states may preclude our ability to offer a competitively viable and profitable product within these and other states on a going-forward basis.

         In order to enter new market areas not mentioned above, we may be required to negotiate interconnection contracts with incumbent local exchange carriers on an individual state basis. While current FCC rules and regulations require the incumbent provider to provide the network elements on an individual and combined basis necessary for us to provision end-user services, no assurance can be made that the individual local exchange providers will provide these components in a manner and at a price that will support competitive operations. If the incumbent providers do not readily provide network functionality in the manner required, we have regulatory and legal alternatives, including arbitration before state public service commissions, to force provision of services in a manner required to support our service offerings. However, if we are forced to litigate in order to obtain the combinations of network elements required to support our service, we are likely to incur significant incremental costs and delays in entering such markets.

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

EMPLOYEES

         As of March 23, 2001, we had approximately 1,947 employees. None of our employees is covered under collective bargaining agreements, and we believe that our relationships with our employees are good.

ITEM 2.  PROPERTIES

         We currently lease our principal executive offices in Tampa, Florida, our principal engineering offices in Atlanta, Georgia and our principal outbound sales offices in Minot, North Dakota. We own our principal consumer services offices in Atmore, Alabama.

ITEM 3.  LEGAL PROCEEDINGS

         We are a party to various routine administrative proceedings. For more information, please refer to the section entitled "Item 1. Business-Government Regulation."

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

3. Case Number 1:01CV00551; Z-Tel Communications, Inc. v AT&T Corp.; in the United States District Court for the District of Columbia.

         On March 15, 2001, we filed the captioned suit. In that suit, we have alleged that AT&T has received originating and terminating access service from us and has unlawfully withheld access charges for such services from us. We seek damages from AT&T in the current amount of approximately $7 million, and have alleged we are entitled to late fees and interest on such amount and any future amounts, consequential damages, punitive damages, attorney's fees and costs. We also have asked the Court to enter an order directing AT&T to pay access charges to us in the future if AT&T continues to use our services.

4. In March 2001, management informed John Hutchens, our Senior Vice President-Chief Financial Officer, that we had commenced a search that could result in his possible replacement as Chief Financial Officer. On March 21, 2001, after he began negotiations with members of management regarding the terms of a proposed severance arrangement, Mr. Hutchens raised with management in written form certain issues that he believed required prompt resolution. After raising these issues, Mr. Hutchens refused our repeated requests to meet with management or outside counsel to further explain the issues he raised. We have reviewed in detail Mr. Hutchens' issues in coordination with outside counsel and believe that each of the issues either had already been appropriately addressed by management or were based upon misunderstandings or errors on the part of Mr. Hutchens as to the facts or the law. While discussions regarding proposed severance arrangements are ongoing, as of the date of this filing, Mr. Hutchens remains employed as our Senior Vice President-Chief Financial Officer. We are unable to assess at this time the likelihood of whether any claims will be asserted in the future by Mr. Hutchens arising out of his employment with us or the possible termination thereof, the amount of any such claims or the likely result of any such claims.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ZTEL."

         The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Common Stock, as reported on the Nasdaq National Market since trading began on December 15, 1999 in connection with the Company's initial public offering, under the symbol ZTEL:


                                                        HIGH            LOW
                                                      --------        --------

FISCAL YEAR 1999:
Fourth Quarter (from December 15, 1999)               $ 42.375        $ 33.125

FISCAL YEAR 2000:
First Quarter                                         $  47.25        $25.8125
Second Quarter                                        $ 41.625        $  11.00
Third Quarter                                         $ 15.125        $  7.125
Fourth Quarter                                        $  9.625        $ 3.4375

FISCAL YEAR 2001:
First Quarter (until March 23, 2001)                  $ 6.9375        $  3.875


         On March 23, 2001, the last reported sales price of the Common Stock on the Nasdaq National Market was $4.375 per share. As of March 23, 2001, there were approximately 293 holders of record of the Common Stock.

         We have not paid dividends on our common stock since our inception and do not intend to pay any cash dividends for the foreseeable future but instead intend to retain earnings, if any, for the future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, restrictions imposed by applicable law and other factors deemed relevant by the Board of Directors. In addition, our ability to pay cash dividends is limited by provisions of our Series D and E Convertible Preferred Stock, which have dividend preferences over our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         On November 13, 2000, we sold 4,166,667 shares of $0.01 par value Series E Convertible Preferred Stock (the Series E Preferred) and a warrant (the "Warrant") for the purchase of up to 2,083,333 shares of our common stock, for aggregate proceeds of $50.0 million. We claim an exemption from registration under Section 4(2) of the Securities Act of 1933 because the transaction was by an issuer and did not involve a public offering.

         The Series E Preferred is initially convertible into 4,166,667 shares of Common Stock. The Warrant is initially exercisable at an exercise price of $13.80 per share. The conversion rates of the Series E Preferred and the exercise price of the Warrant are subject to adjustment upon the occurrence of certain events that would cause dilution in the ownership of the holder of the Series E Preferred and the Warrant.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected historical consolidated financial data should be read in conjunction with the financial statements, related notes and other financial information contained in this document. You should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations," contained later in this document.

The following table is in thousands, except for share and per share data:

                                                                                                                PERIOD
                                                                                                           JANUARY 15, 1998
                                                                 YEAR ENDED           YEAR ENDED             (INCEPTION)
                                                                DECEMBER 31,         DECEMBER 31,        THROUGH DECEMBER 31,
                                                                    2000                 1999                    1998
                                                                ------------         ------------         -------------------

Revenues                                                        $    177,668         $      6,615             $       140
                                                                ------------         ------------             -----------

Operating expenses:
        Network operations                                           107,077                6,518                     382
        Sales and marketing                                           45,018                8,898                   2,201
        Research and development                                       8,276                3,562                   4,728
        General and administrative                                    91,330               16,493                   4,718
        Depreciation and amortization                                 17,166                4,372                   1,283
                                                                ------------         ------------             -----------

            Total operating expenses                                 268,867               39,843                  13,312
                                                                ------------         ------------             -----------

            Operating loss                                           (91,199)             (33,228)                (13,172)
                                                                ------------         ------------             -----------

Nonoperating income (expense):
        Interest and other income                                      5,475                  608                     228
        Interest and other expense                                    (2,313)              (3,351)                   (178)
                                                                ------------         ------------             -----------

            Total nonoperating income (expense)                        3,162               (2,743)                     50
                                                                ------------         ------------             -----------

            Net loss                                                 (88,037)             (35,971)                (13,122)

            Less mandatorily redeemable convertible
                  preferred stock dividends and accretion             (3,644)              (1,654)                   (190)
            Less deemed dividend related to beneficial
                  conversion feature                                 (20,027)                  --                      --
                                                                ------------         ------------             -----------

            Net loss attributable to common stockholders        $   (111,708)        $    (37,625)            $   (13,312)
                                                                ============         ============             ===========

Weighted average common shares outstanding                        33,066,538           15,099,359               6,554,499
                                                                ============         ============             ===========

Basic and diluted net loss per share                            $      (3.38)        $      (2.49)            $     (2.03)
                                                                ============         ============             ===========


CONSOLIDATED BALANCE SHEET DATA

Cash and cash equivalents                                             46,650              101,657                   7,973
Working capital (deficit)                                             59,245               95,315                   3,328
Total assets                                                         246,461              137,677                  20,274
Total debt                                                            20,417               14,134                     724
Mandatorily redeemable convertible preferred stock                    84,585                   --                  15,154
Total stockholder's equity (deficit)                                  89,100              114,378                      (6)

OTHER FINANCIAL DATA

EBITDA (1)                                                           (74,033)             (28,856)                (11,889)
Net cash used in operating activities                                (96,860)             (32,681)                 (7,769)
Net cash used in investing activities                                (40,602)              (5,182)                (11,393)
Net cash provided by financing activities                             82,455              131,547                  27,135

---------------
(1) EBITDA consists of earnings before interest, income taxes, depreciation and amortization. While not a measure under generally accepted accounting principles, EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results. Although EBITDA should not be construed as a substitute for operating income (loss) determined in accordance with generally accepted accounting principles, it is included herein to provide additional information with respect to our ability to meet future debt service, capital expenditures and working capital requirements. The calculation of EBITDA does not include our commitments for capital expenditures and payment of debt and should not be deemed to represent our available funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the financial operations and liquidity of the Company as determined in accordance with generally accepted accounting principles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         You should read the following discussion together with the "Selected Consolidated Financial Data," financial statements and related notes included in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those discussed in "Item 1. Business," as well as "Cautionary Statements Regarding Forward-Looking Statements," "Risks Related to our Financial Condition and our Business" and "Risks Related to our Industry," below, and other factors relating to our business and us that are not historical facts. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, rapid expansion, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, dependence on key personnel, uncertainty of government regulation, legal and regulatory uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement.

OVERVIEW

         We are an emerging provider of advanced, integrated telecommunications services targeted primarily to residential subscribers. For management purposes, we are organized into one reportable operating segment. We offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone or the Internet. The nature of our business is rapidly evolving, and we have a limited operating history. As a result, we believe that period-to-period comparisons of our revenues and operating results, including our network operations and other operating expenses as a percentage of total revenue, are not meaningful and should not be relied upon as indicators of future performance. We do not believe that our historical growth rates are indicative of future results.

         Z-Line Home Edition is our principal service offering. Z-Line Home Edition includes low-priced local and long distance (1+) residential telephone services using a customer's existing telephone number, bundled with enhanced features, including caller identification, call forwarding, three-way calling, speed calling, and remote access to long distance calling through our Z-Line Anywhere access card service, the full functionality of the Z-Line Features and, for an additional fee, Internet access. We offer Z-Line Home Edition service, at least on an initial marketing basis, in the following seventeen states: Alabama, Arizona, California, Florida, Georgia, Illinois, Kentucky, Louisiana, Maryland,

Massachusetts, Michigan, New York, Oregon, Pennsylvania, Texas, Virginia, and Washington. We also intend to offer to all of our Z-Line Home Edition subscribers the ability, through our City of America program, to make unlimited long distance telephone calls to other Z-Line Home Edition subscribers for an additional monthly fee.

         We intend to continue to pursue offering Z-Line Home Edition in additional states as soon as favorable pricing and implementation rules are imposed in those states. We are also developing other bundled combinations of our services at varied price points in order to stimulate and expand customer interest in our services. For example, we have begun to offer in five states a lower price version of Z-Line Home Edition that includes fewer bundled long distance minutes and features. Additional long distance minutes and features are being offered separately for an additional monthly fee.

         Z-Line Anywhere is our access card service that allows a customer to make long-distance calls using our network from any phone simply by dialing a local access or toll-free 1-800 number. No change in phone service is required. Subscribers of Z-Line Anywhere also receive the full functionality of our Z-Line Features. Z-Line Anywhere customers are billed monthly in arrears, and the associated revenue is recognized in the month of service. Z-Line Anywhere is available nationwide, although we are not actively marketing the service.

         Touch 1 Long Distance is a usage-based service that allows customers to use us as their primary long distance calling provider to complete their residential long distance (1+) calls. Touch 1 Long Distance is available nationwide, although we are not actively marketing the service.

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

         We used the purchase accounting method for our acquisition of Touch 1. Therefore, the below discussions of the results of operations and liquidity and capital resources do not include any discussions regarding Touch 1 prior to our acquisition of Touch 1, which is treated as being closed for accounting purposes, on April 1, 2000. This treatment is in accordance with the adoption of the purchase method of accounting. A pro forma discussion and schedule is included in Footnote 3 to the financial statements, which displays the pro forma operations information of us and Touch 1 for the years ended December 31, 2000 and 1999.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999


         REVENUE. Revenue increased by $171.1 million to $177.7 million for the year ended December 31, 2000, compared to $6.6 million last year. The increase is attributable to the average Home Edition customer count of 190,000 for the year ended December 31, 2000, compared to 20,000 for the same period in the prior year. The purchase of Touch 1 provided an additional increase in revenue of $30.0 million from its existing 1+ long-distance offering for the year ended December 31, 2000. The following tables outline the approximate number of subscriber lines for Z-Line Home Edition, Z-Line Anywhere and Touch 1 (1+) long distance services as of the end of the period:


TYPE OF SERVICE                         December 31, 2000   December 31, 1999
-------------------------------------   -----------------   ------------------

Z-Line Home Edition                           340,000             40,000
Z-Line Anywhere and Touch 1 (1+)
   Long Distance Services                     255,000             26,000


         NETWORK OPERATIONS. Network operations expense increased by $100.6 million to $107.1 million for the year ended December 31, 2000, compared to $6.5 million last year. The gross margin increased to 39.7% for the year ended December 31, 2000, compared to 1.46% for the prior year. The network operations expense primarily consists of fixed and variable transmission expenses for interconnection agreements with incumbent local exchange carriers (ILECs), service level agreements with inter-exchange carriers (IXCs), and transmission services based on tariff arrangements. The increase in network operation expenses and improved margins is the result of our subscriber growth.

         SALES AND MARKETING. Sales and marketing expense increased $36.1 million to $45.0 million for the year ended December 31, 2000, compared to $8.9 million last year. The sales and marketing expense primarily consists of telemarketing, direct mail, brand awareness advertising, agent commission and salaries and benefits paid to employees engaged in sales and marketing activities.

         The increase in sales and marketing expense is attributable to entering new states more rapidly than anticipated, which drove increased telemarketing, direct mail efforts, and brand awareness. We also launched a marketing campaign for our City of America service that provides unlimited calling between Z-Line Home Edition members, for an additional monthly fee. This campaign has been introduced in Texas and is expected to be rolled out to all of the other states in which we offer Z-Line Home Edition service.

         We are focusing our sales and marketing efforts toward lower acquisition costs per subscriber for 2001. We have reduced our direct mail campaigns that resulted in higher than anticipated acquisition costs. We believe the roll-out of the City of America campaign to all states in which we offer Z-Line Home Edition, coupled with the introduction of our online sales channel and electronic agent program, should contribute to lower acquisition costs. We will continue to build our overall awareness of our "Z" brand, and continue to explore alliances and ventures with other companies. Although acquisition cost is expected to decrease per subscriber in 2001, the overall sales and marketing expenditures will increase over last year as a result of increased subscribers.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased $4.7 million to $8.3 million for the year ended December 31, 2000, compared to $3.6 million last year. Our research and development expenses consist primarily of salaries and benefits paid to employees engaged in research and development activities and outside third party development costs.

         The enhancement of our current product offerings, development of new products and services and internal use software development have contributed to increased research and development costs for the year ended December 31, 2000. We introduced Z-Alerts during 2000 and will continue to develop new product offerings. We adopted the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," at the beginning of 1999. As a result, $3.1 and $0.5 million of salary and related costs for research and development relating to the development of internal use software was capitalized, rather than expensed, for the years ended December 31, 2000 and 1999, respectively.

         Research and development will continue to play an important role in our operations and customer support. We built an electronic gateway that was substantially completed in December 2000 that will increase our efficiency to provision and perform other services for our customers in 2001. This technology improvement led to a staff reduction in 2001 that should decrease some payroll related general and administrative expenses. In addition to assisting with operations, our research and development team is working to develop speech recognition and other new service offerings and pricing plans which provide customers with more options and reasons to become and remain our customers.

         GENERAL AND ADMINISTRATIVE. General and administrative expense increased $74.8 million to $91.3 million for the year ended December 31, 2000, compared to $16.5 million last year. Increased expenses in employee salaries, temporary services, bad debt expense, billing and collection expense, occupancy costs, and provisioning costs were necessary to support the growth we experienced.

         The acquisition of Touch 1 and an increase of approximately 300,000 net subscriber lines in 2000 contributed to increased general and administrative expense. We increased our capacity for back-office operations to provide for our growth, and introduced our Z-Line Home Edition offering to eleven new states in 2000. The later than expected implementation of our electronic gateway and the overall increase in bad debts from increased customers were all contributing factors to our increased general and administrative expenses.

         We anticipate general and administrative expenditures will continue to increase in the future to support our increase in subscriber lines, expanding services and entrance into new states. We have experienced an improved operating efficiency from the development of our electronic gateway and other improvements to our customer provisioning, customer billing, and collection efforts. We expect these efforts will provide us with efficiencies that will allow us to provide an overall reduced cost per subscriber.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $12.8 million to $17.2 million for the year ended December 31, 2000, compared to $4.4 million last year. The increase in depreciation and amortization is a result of the acquisition of Touch 1 and our purchases of equipment. Intangible assets, which are composed of $9.2 million and $58.6 million allocated to customer lists and goodwill, respectively, and amortized over 5 and 20 year lives, respectively, resulted in amortization of $3.6 million for the year ended December 31, 2000. In addition, the purchase of computer equipment, switching equipment, furniture and leasehold improvements required to maintain our growth and expand our operations has also contributed to the increased depreciation and amortization expense for the year ended December 31, 2000. Although we are not a facilities based provider, we expect incremental increases to depreciation and amortization to continue to increase as our subscriber base increases.

         INTEREST AND OTHER INCOME. Interest and other income increased $4.9 million to $5.5 million for the year ended December 31, 2000, compared to $0.6 million last year. Interest and other income consists of income from interest earned from our cash balance and any gains from the sale of investments or securities. The increase was primarily due to a $2.7 million gain on the sale of an equity investment in 2000. The remaining increase in 2000 is a result of larger cash reserves from our initial public offering and our Series D and E Preferred shares offerings. We raised net proceeds of $109.1 million after underwriting discounts and commissions in our initial public offering in late December 1999, and net proceeds of $55.9 and $49.0 million in our Series D and E Preferred share offerings during 2000, respectively.

         INTEREST AND OTHER EXPENSE. Interest and other expense decreased $1.1 million to $2.3 million for the year ended December 31, 2000, compared to $3.4 million last year. Our interest expense is a result of the interest charged on our capital lease and other debt obligations. We anticipate interest expense to increase in the future as a result of our assumption of debt from the Touch 1 acquisition and the borrowing of money to support operations through potential new funding sources.

         INCOME TAX EXPENSE. No provision for federal or state income taxes has been recorded due to the full valuation allowance recorded against the deferred tax asset for the year ended December 31, 2000 and last year.

         NET LOSS. Our net loss increased $52.0 million to $88.0 million for the year ended December 31, 2000, compared to $36.0 million last year. This increase was due primarily to the increases in expenses described above.

         NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Our net loss attributable to common stockholders increased $74.1 million to $111.7 million for the year ended December 31, 2000, compared to $37.6 million for the same period in the prior year. This increase was due primarily to the increases in expenses described above and the issuance of the Series D and E Preferred. In conjunction with the Series D and E Preferred we incurred $23.7 million of non-cash charges relating to net loss attributable to common stockholders in 2000. The non-cash charges relating to a beneficial conversion, cumulative dividend and preferred stock accretion were composed of $20.0, $1.1 and $2.5 million compared to $0.0, $1.7, and $0.0 million, for the years ended December 31, 2000, 1999 and the period January 31, 1998 (Inception) through December 31, 1998, respectively. In November 2000, the Emerging Issues Task Force 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" required that all beneficial conversions be calculated using the "accounting conversion price" method. The Company recorded a $12.6 million cumulative catch-up adjustment, included in the $20.0 million beneficial conversion as a result of the Securities and Exchange Commission requiring retroactive application of this method.

         EBITDA. Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of evaluating our financial performance. EBITDA is not a measure under generally accepted accounting principles, is not meant to be a replacement for generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. We have included EBITDA data because it is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results. Our negative EBITDA increased $45.1 million to $74.0 million for the year ended December 31, 2000, compared to $28.9 million last year. We expect to achieve positive EBITDA on a monthly basis during late second quarter or early third quarter of 2001. The positive EBITDA will primarily be attributed to increases in subscribers and operating efficiencies.

Comparison of the year ended December 31, 1999 and the period January 15, 1998 (Inception) through December 31, 1998:

         REVENUE. Revenue increased by $6.5 million to $6.6 million for the year ended December 31, 1999, compared to $0.1 million for the period January 15, 1998 (Inception) through December 31, 1998. The following tables outline the approximate number of subscriber lines for Z-Line Home Edition and Z-Line
Anywhere:


TYPE OF SERVICE                    DECEMBER 31, 1999    DECEMBER 31, 1998
-------------------------------    -----------------    -----------------

Z-LINE HOME EDITION                     40,000                   0
Z-LINE ANYWHERE                         26,000               5,800


         NETWORK OPERATIONS. Network operations expense increased by $6.1 million to $6.5 million for the year ended December 31, 1999, compared to $0.4 million for the period January 15, 1998 (Inception) through December 31, 1998. The increase in network operations expense was due primarily to growth in the number of subscribers resulting from the introduction of our Z-Line Home Edition services.

         SALES AND MARKETING. Sales and marketing expense increased $6.7 million Compared to $8.9 million for the year ended December 31, 1999, compared to $2.2 million for the period January 15, 1998 (Inception) to December 31, 1998. The increase in sales and marketing expense is attributable to our expanded sales and marketing efforts to increase our subscribers. We increased our telemarketing and advertising expenses in 1999 in connection with the introduction of our Z-Line Home Edition service. To meet the demands of our growth we increased our personnel in this department from approximately 10 at December 31, 1998 to approximately 20 at December 31, 1999. This increase is also attributable to the fact that marketing of our services did not begin in earnest until the fourth quarter of 1998.

         RESEARCH AND DEVELOPMENT. Research and development expenditures decreased $1.1 million to $3.6 million for the year ended December 31, 1999, compared to $4.7 million, for the period January 15, 1998 (Inception) to December 31, 1998. We adopted the provisions of Statement of Position (SOP) 98-1, "Accounting for the

Cost of Computer Software Developed or Obtained for Internal Use," at the beginning of 1999. As a result, $0.5 million of salary and related costs for research and development relating to the development of internal use software was capitalized, rather than expensed, for the year ended December 31, 1999, compared to $0 for the period January 15, 1998 (Inception) through December 31, 1998.

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

         GENERAL AND ADMINISTRATIVE. General and administrative expense increased $11.8 million to $16.5 million for the year ended December 31, 1999, compared to $4.7 million for the period January 15, 1998 (Inception) to December 31, 1998. The increase in general and administrative expense was primarily due to increases in its primary components of employee salaries, temporary services, bad debt expense, and occupancy costs.

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

         INTEREST AND OTHER INCOME. Interest and other income increased $0.4 million to $0.6 million for the year ended December 31, 1999, compared to $0.2 million for the period January 15, 1998 (Inception) through December 31, 1998. This increase was due primarily to the closing of two private securities offerings in 1999 and our initial public offering on December 15, 1999, which offering provided net proceeds of $109.1 million after underwriting discount and commissions. These transactions in 1999 provided for larger cash balances compared to 1998.

         INTEREST AND OTHER EXPENSE. Interest and other expense increased $3.2 million to $3.4 million for the year ended December 31, 1999, compared to $0.2 million for the period January 15, 1998 (Inception) through December 31, 1998. The increase in our interest expense is primarily a result of our payments on the CMB Capital, LLC sale-leaseback agreement. We anticipate a reduction in the amount of interest expense in the future due to the extinguishment of our CMB Capital, LLC $35.2 million revolving sale-leaseback credit facility on February 14, 2000.

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

         NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Our net loss attributable to common stockholders increased $24.3 million to $37.6 million for the year ended December 31, 1999, compared to $13.3 million for the period January 15, 1998 (Inception) through December 31, 1998. This increase was due primarily to the increases in expenses described above. The non-cash charges relating to preferred stock dividends and accretion was $1.7 and $0.2 million for the year ended December 31, 1999 and the period January 15, 1998 (Inception) through December 31, 1998, respectively.

         EBITDA. Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of evaluating our financial performance. EBITDA is not a measure under generally accepted accounting principles, is not meant to be a replacement for generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. We have included EBITDA data because it is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results. Our negative EBITDA increased $17.0 million to $28.9 million for the year ended December 31, 1999, compared to $11.9 million for the period January 15, 1998 (Inception) through December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The competitive local telecommunications service business is traditionally considered to be a capital intensive business owing to the significant investments required in fiber optic communication networks and the co-location of switches and transmission equipment in incumbent local exchange carriers' central offices. Although we will continue our capital expenditures we do not expect the growth of our business will require the levels of capital investment in fiber optics and switches that existed in historical telecommunications facilities based models. Instead, we will devote significant amounts of our capital resources to continued operations, software development and marketing efforts that we have designed to achieve rapid penetration of our target markets.

         We have incurred accumulated losses since our inception as a result of developing our business, research and development, building and maintaining network infrastructure and technology, sales and promotion of our services, and administrative expenditures. As of December 31, 2000, we had an accumulated deficit of $137.1 million, net operating loss carryforward of $172.0 million, and $46.7 million in cash and cash equivalents. We have funded these expenditures primarily through operating revenues, private securities offerings, a sale-leaseback credit facility, receivables credit facility and an initial public offering of 6.9 million shares of common stock (including the underwriters' over-allotment option) that raised net proceeds of $109.1 million after underwriting discounts and commissions. We intend to continue building our organization in anticipation of future growth and believe that our operating expenditures will also continue to increase.

         On February 14, 2000, we paid $14.0 million to extinguish the outstanding CMB Capital, LLC capital lease obligation and purchase the related assets. This was the repayment of transactions involving the sale-leaseback of various furniture and equipment payable over four years from the date of the transactions. This transaction accounted for a $1.6 million increase in the carrying value of our assets, resulting from the payments made to terminate the lease and the carrying value of our capital lease obligation. This $1.6 million was added to the value of the assets purchased and is depreciated over the estimated remaining lives in accordance with FASB Interpretation No. 26, Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease, an interpretation of FASB Statement No. 13.

         On April 14, 2000, we completed the acquisition of Touch 1 for approximately $9.0 million in cash and 1.1 million shares of our common stock. The Touch 1 acquisition was accounted for using the purchase method of accounting. The acquisition of Touch 1 resulted in a total of $67.8 million of intangible assets, consisting of $9.2 million for customer lists and $58.6 million for goodwill, being amortized over 5 and 20 years, respectively.

         In July 2000, we filed a Certificate of Designation authorizing the issuance of 5.0 million shares of $.01 par value Series D Convertible Preferred Stock ("Series D Preferred"). We have received aggregate proceeds of approximately $56.3 million in connection with the sale of 4,688,247 shares of Series D Preferred at a price of $12.00. The deal costs associated with the transaction were approximately $0.4 million. The Series D Preferred is convertible at a conversion price of $12.00, which price is subject to adjustment, into common stock at the option of the holder (i.e., initially convertible on a one-for-one basis); however, there are certain circumstances that provide for a forced conversion of the stock by us. Series D Preferred is mandatorily redeemable 8 years from the original issue date, has an 8% cumulative dividend payable at times in cash and at times with in-kind contributions of additional Series D Preferred and has certain liquidation preferences and voting rights. Each purchaser of Series D Preferred received a warrant to purchase a number of shares of our common stock equal to one-half of the amount of Series D Preferred purchased by such investor. Each warrant is exercisable at a price of $13.80 per share subject to certain adjustments.

         In July 2000, we entered into an accounts receivable facility with RFC Capital Corporation, a division of Textron, Inc. ("RFC"), providing for the sale of certain of our accounts receivable to RFC. RFC has agreed to purchase up to $25.0 million of our accounts receivable, with provisions for a commitment of up to $50.0 million, subject to successful syndication of the receivables sales program by RFC. We sold $1.4 million of receivables, for net proceeds of $0.8 million, for the year ended December 31, 2000. We recorded a loss of 0.6 million for the sale of these receivables during 2000. We did not have any other transactions relating to this facility in 2000.

         In July 2000, we also entered into an agreement with a service firm to provide various content and new service offerings through the telephone. Under this agreement we have invested $3.0 million in 2000 and are committed to an additional $4.0 million in cash payments for future services. This contract provides for early termination under certain circumstances with adjustments of the commitments.

         In August 2000, we entered into an agreement with a service firm to outsource customer provisioning through electronic bonding with incumbent local exchange carriers. Under this agreement, we paid $0.5 million in 2000 and have committed to the following minimum cash payments subject to certain adjustments of $4.0, $7.7, and $9.0 million for the years ended December 31, 2001, 2002 and 2003, respectively. The payment of these fees are subject to the successful completion by the service firm of certain obligations in the future. This contract provides for various termination arrangements with related severance fees.

         In November 2000, we filed a Certificate of Designation authorizing the issuance of approximately 6.3 million shares of $.01 par value Series E Convertible Preferred Stock ("Series E Preferred"). We received net proceeds of approximately $50.0 million in connection with the sale of 4,166,667 shares of Series E Preferred at a price of $12.00. The purchaser of Series E preferred received a warrant to purchase a number of shares of our common stock equal to one-half of the amount of Series E Preferred purchased by such investor. The purchaser of Series E Preferred has the option, for ninety days after the initial closing, to purchase (or designate another person who intends to purchase) an additional 2,083,333 shares of Series E Preferred along with a warrant to purchase 1,041,667 shares of our common stock, for approximately $25.0 million, this option expired unexercised in February 2001. Series E Preferred is convertible at a conversion price of $12.00, which price is subject to adjustment, into common stock at the option of the holder (i.e., initially convertible on a one-for-one basis); however, there are certain circumstances that provide for a forced conversion of the stock by us. Series E Preferred is mandatorily redeemable 8 years from the original issue date, has an 8% cumulative dividend payable in cash and has certain liquidation preferences and voting rights. Each warrant is exercisable at a price of $13.80 per share subject to certain adjustments.

         In December 2000, we sold marketable securities we had purchased for $0.8 million. This sale resulted in a gain of $2.7 million and provided $3.5 million to support operations.

         We received cash of $0.8 and $2.4 million of notes receivable from stockholders for common stock and the exercise of stock options, respectively, for the year ended December 31, 2000.

         The purchase of Touch 1 included the assumption of $38.0 million in liabilities. We had payments on long-term debt and capital lease obligations totaling $22.9 million for the year ended December 31, 2000.

         Our capital expenditures for 2000 were $34.2 million, exclusive of $8.9 million to purchase Touch 1. These outlays supported the addition of 300,000 Z-Line Home Edition subscribers during 2000. Our ongoing capital requirements will depend on several factors, including market acceptance of our services, the amount of resources we devote to investments in our networks, facilities, build-out of additional enterprise management centers, services development and brand promotions, the resources we devote to sales and marketing of our services, and other factors. We have experienced an increase in our capital expenditures consistent with the growth in our operations and staffing. We expect to make additional investments in technologies and our network architecture to the extent that we experience growth in the future.

         We have $20.4 million of fixed rate related party debt that is primarily payable in monthly installments through 2004. We have a $3.0 million balloon payment due in May 2001 and are in the process of attempting to re-finance the terms of such debt. We will make investments in sales and marketing to build our overall "Z" brand and build awareness about our City of America and lower priced service offerings in an attempt to attract new customers. We will focus on what we expect to be more efficient marketing channels such as our on-line agent program and expect to lower acquisition costs per customer. In the first quarter of 2001 we eliminated approximately 20% of our workforce through a formal reduction in force, hiring freeze, and normal attrition. We expect the above and other factors to result in the achievement of positive EBITDA on a monthly basis during late second quarter or early third quarter of 2001 and positive cash flow from operations sometime thereafter. We believe that we have sufficient funding to execute our current business plan; however, any acceleration or change to the business plan may require additional equity or debt financing which may not be available on attractive terms, or at all, or may be dilutive.

NEW ACCOUNTING PRONOUNCEMENTS

         The new accounting pronouncements in footnote one of our Consolidated Financial Statements are incorporated by reference.

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

         o our ability to access markets and finance network developments and operations;

         o our enhancement and expansion, including consumer acceptance of new price plans and bundled offerings;

         o   additions or departures of key personnel;

         o competition, including the introduction of new products or services by our competitors;

         o existing and future regulations affecting our business and our ability to comply with these regulations;

         o our reliance on the Regional Bell operating company's systems and provisioning processes;

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND OUR BUSINESS

         LIMITED OPERATING HISTORY. We were formed in January 1998 and began offering telecommunications services to the public in September 1998. We have had fewer than three years of actual marketing, sales and operational results. Our limited operating history and results make it very difficult to evaluate or predict our ability to, among other things, retain customers, generate and sustain a revenue base sufficient to cover our operating expenses, and to achieve profitability. As a result, we believe that our historical financial information is of little or no value in projecting our future results, making it even more difficult to evaluate our business and prospects.

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

         EXPECTATION OF FUTURE LOSSES. Our product and service offerings are at an early stage, and we cannot be sure that sales of our products or services will generate revenues sufficient to cover our operating expenses. Therefore our operations may not become profitable within the time frame we expect or at all. Starting up our company and developing our communications technology required substantial capital and other expenditures and further development of our business will require significant additional expenditures.

         AVAILABILITY AND FAVORABLE PRICING OF UNBUNDLED NETWORK COMPONENTS. Our business strategy depends on a continued availability of unbundled network components and on existing and additional states maintaining and adopting favorable pricing rules for unbundled network components. The public utilities commissions of certain states have adopted pricing rules for unbundled network components. As a result of these regulatory initiatives, the Bell operating companies operating in those states are required to offer to competitive local exchange carriers such as us, at forward-looking, long-run incremental cost-based prices, the facilities and equipment and the features, functions and capabilities of their local exchange network on an unbundled basis. We have commenced operations in seventeen states using unbundled network components. However, given that the FCC order permitting unbundled network components is subject to further appeal, we cannot be certain that unbundled network components will continue to be available in their present form in those states or other states or that such other states will ever adopt favorable unbundled network components pricing. Further regulatory changes may adversely affect unbundled network components or our Z-Line Home Edition strategy. Our business model is based, in part, on availability and favorable pricing of the unbundled network components, and any adverse changes in the unbundled network elements platform regulatory or competitive environment could have a material adverse effect on our business, financial condition and results of operations.

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

         o introduce and market new products and services and new pricing plans in addition to Z-Line Home Edition and our other service offerings;

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

         ABILITY TO RESELL LONG DISTANCE SERVICES. We offer long distance telephone services as part of our service packages. We currently have agreements with various long distance carriers to provide transmission and termination services for all of our long distance traffic. These agreements generally provide for the resale of long distance services on a per-minute basis and contain minimum volume commitments. In cases in which we have agreed to minimum volume commitments and fail to meet them, we will be obligated to pay underutilization charges. In some instances, if we incur underutilization charges, our basic rate will increase, which could further adversely affect our operating results.

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

         DEPENDENCE ON INFORMATION SYSTEMS. Our billing, customer service and management information systems are newly developed and we may face unexpected system difficulties, which would adversely affect our service levels and, consequently, our business.

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

         NETWORK FAILURE. The successful operation of our network will depend on a continuous supply of electricity at multiple points. Although the system that carries signals has been designed to operate under extreme weather conditions (including heavy rain, wind and snow), like all other telecommunications systems, our network could be adversely affected by such conditions. Our network, however, is equipped with a back-up power supply and our existing network operations center is equipped with both a battery backup and an on-site emergency generator. If a power failure causes an interruption in our service, the interruption could negatively impact our operations.

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

         DEPENDENCE ON THIRD PARTY VENDORS. We currently purchase the majority of our telecommunications equipment as needed from third party vendors, including Lucent Technologies, Inc., Sonus Networks, Inc., Dialogic Communications Corporation, Hewlett-Packard Company, Compaq Computer Corporation, Sun Microsystems, Inc. and EMC Corporation. In addition, we currently license our software from third party vendors, including Oracle Corporation, INPRISE Corporation, Mercator Software, Inc., Microsoft Corporation, Nuance Communications, Inc., SpeechWorks International, Inc., Telution, Inc., AMS, Inc., Netscape Communications, Inc. and Accenture. We typically do not enter into any long-term agreements with our telecommunications equipment or software suppliers. Any reduction or interruption in supply from our equipment suppliers or failure to obtain suitable software licensing terms could have a disruptive effect on our business and could adversely affect our results of operations.

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

         We must also comply with various state and federal obligations that are subject to change, such as the duty to contribute to universal service subsidies, the impact of which we cannot assess on a going-forward basis as the rates change periodically. While we do not believe that compliance with federal and state reporting and regulatory requirements will be burdensome, our failure to do so may result in fines or other penalties being imposed on us, including loss of certification to provide services.

         Decisions of the FCC and state regulatory commissions providing incumbent local exchange carriers with increased flexibility in how they price their services and with other regulatory relief, could have a material adverse effect on our business and that of other competitive local exchange carriers. Future regulatory provisions may be less favorable to competitive local exchange carriers and more favorable to their competitors. If incumbent local exchange carriers are allowed by regulators to lower their retail rates, engage in substantial volume and term discount pricing practices for their end-user customers, or charge competitive local exchange carriers higher fees for interconnection to the incumbent local exchange carriers' networks, our business, operating results and financial condition could be materially adversely affected. Incumbent local exchange carriers may also seek to delay competitors through legal or regulatory challenges, or by recalcitrant responses to requirements that they open their markets through interconnection and unbundling of network elements. Our legal and administrative expenses may be increased because of our having to actively participate in rate cases filed by incumbent local exchange carriers, in which they seek to increase the rates they can charge for the unbundled network element platform components. Our profitability may be adversely affected if those carriers prevail in those cases. Pending court cases, in which certain provisions of the Telecommunications Act of 1996 will be conclusively interpreted, may result in an increase in our cost of obtaining unbundled network elements.

         We are also subject to federal and state laws and regulations prohibiting "slamming," which occurs when specific procedures are not followed when a customer changes telecommunications services. Although we attempt to diligently comply with all such laws and regulations and have procedures in place to prevent "slamming," if violations of such laws and regulations occur, we could become subject to significant fines and penalties, legal fees and costs, and our business reputation could be harmed.

         COMPETITION. The telecommunications and information services markets are intensely competitive and rapidly evolving. We expect competition to increase in the future. Many of our potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than us. We believe the principal competitive factors affecting our business operations will be price, the desirability of our service offering, quality and reliability of our services, innovation and customer service. Our ability to compete effectively will depend upon our ability to maintain high quality, market-driven services at prices generally equal to or below those charged by our competitors. Competitor actions and responses to our actions could, therefore, materially and adversely affect our business, financial condition and results of operations.

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

         The enhanced and information services markets are also highly competitive and we expect that competition will continue to intensify. Our competitors in these markets will include information service providers, telecommunications companies, on-line service providers and Internet service providers.

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

         We have no material future earnings or cash flow exposures from changes in interest rates on our long-term debt obligations, as substantially all of our long-term debt obligations are fixed rate obligations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                                                           PAGE
                                                                           ----

Report of Independent Certified Public Accountants                          F-2


Consolidated Financial Statements:

     Consolidated Balance Sheets                                            F-3

     Consolidated Statements of Operations                                  F-4

     Consolidated Statements of Changes in Stockholders' Equity (Deficit)
         and Comprehensive Income                                           F-5

     Consolidated Statements of Cash Flows                                  F-6

Notes to Consolidated Financial Statements                                  F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Z-Tel Technologies, Inc. and Subsidiaries


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity (deficit) and comprehensive income and cash flows present fairly, in all material respects, the financial position of Z-Tel Technologies, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 and the period January 15, 1998(Inception) through December 31, 1998 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
February 23, 2001, except Note 18,
as to which the date is March 15, 2001


Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(IN THOUSANDS, EXCEPT SHARE DATA)
-----------------------------------------------------------------------------------------------

                                                                           2000          1999
                                                                        ---------     ---------

ASSETS

Current assets:

    Cash and cash equivalents, including restricted cash of
           $1,267 in 2000                                               $  46,650     $ 101,657
    Accounts receivable, net of allowance for doubtful
        accounts of approximately $9,026 at December 31,
        2000 and $408 at December 31, 1999                                 65,432         4,245
    Prepaid expenses and other current assets                               7,159         2,304
                                                                        ---------     ---------
      Total current assets                                                119,241       108,206

Property and equipment, net                                                59,200        28,549
Intangible assets, net                                                     64,267            --
Other assets                                                                3,753           922
                                                                        ---------     ---------

        Total assets                                                    $ 246,461     $ 137,677
                                                                        =========     =========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
      STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                            $  44,693     $   8,648
    Deferred revenue                                                        7,666           517
    Current portion of long-term debt
        and capital lease obligations                                       7,637         3,726
                                                                        ---------     ---------
      Total current liabilities                                            59,996        12,891

Long-term debt and capital lease obligations                               12,780        10,408
                                                                        ---------     ---------

        Total liabilities                                                  72,776        23,299
                                                                        ---------     ---------

Mandatorily redeemable convertible preferred stock, $.01 par value;
      50,000,000 shares authorized; 8,854,914 issued and outstanding
      (aggregate liquidation value of approximately $84,585
      at December 31, 2000)                                                84,585            --
                                                                        ---------     ---------

Commitments and contingencies (Notes 8, 12, 17 and 18)

Stockholders' equity:
    Common stock, $.01 par value; 150,000,000
        shares authorized; 34,033,910 and 32,159,911 shares issued;
        33,754,235 and 31,880,236 outstanding, respectively                   340           322
    Notes receivable from stockholders                                       (839)       (1,683)
    Unearned stock compensation                                              (255)       (2,487)
    Additional paid-in capital                                            227,304       167,637
    Accumulated deficit                                                  (137,130)      (49,093)
    Accumulated other comprehensive income                                     (2)           --
    Treasury stock, 279,675 shares at cost                                   (318)         (318)
                                                                        ---------     ---------

      Total stockholders' equity                                           89,100       114,378
                                                                        ---------     ---------

        Total liabilities, mandatorily redeemable convertible
             preferred stock and stockholders' equity                   $ 246,461     $ 137,677
                                                                        =========     =========

                The accompanying notes are an integral part of
                   these consolidated financial statements.


Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
-------------------------------------------------------------------------------------------------------------
                                                                                                 Period
                                                                                            January 15, 1998
                                                                    Year Ended            (Inception) through
                                                                    December 31,              December 31,
                                                               2000             1999              1998
                                                           ------------     -----------   -------------------

Revenues                                                   $    177,668     $      6,615       $       140
                                                           ------------     ------------       -----------

Operating expenses:
   Network operations                                           107,077            6,518               382
   Sales and marketing                                           45,018            8,898             2,201
   Research and development                                       8,276            3,562             4,728
   General and administrative                                    91,330           16,493             4,718
   Depreciation and amortization                                 17,166            4,372             1,283
                                                           ------------     ------------       -----------

     Total operating expenses                                   268,867           39,843            13,312
                                                           ------------     ------------       -----------

     Operating loss                                             (91,199)         (33,228)          (13,172)
                                                           ------------     ------------       -----------

Nonoperating income (expense):
   Interest and other income                                      5,475              608               228
   Interest and other expense                                    (2,313)          (3,351)             (178)
                                                           ------------     ------------       -----------

     Total nonoperating income (expense)                          3,162           (2,743)               50
                                                           ------------     ------------       -----------

     Net loss                                                   (88,037)         (35,971)          (13,122)

     Less mandatorily redeemable convertible
         preferred stock dividends and accretion                 (3,644)          (1,654)             (190)
     Less deemed dividend related to beneficial
         conversion feature                                     (20,027)              --                --
                                                           ------------     ------------       -----------

     Net loss attributable to common stockholders          $   (111,708)    $    (37,625)      $   (13,312)
                                                           ============     ============       ===========

Weighted average common shares outstanding                   33,066,538       15,099,359         6,554,499
                                                           ============     ============       ===========

Basic and diluted net loss per share                       $      (3.38)    $      (2.49)      $     (2.03)
                                                           ============     ============       ===========

                The accompanying notes are an integral part of
                   these consolidated financial statements.


Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME
(IN THOUSANDS, EXCEPT SHARE DATA)
----------------------------------------------------------------------------------------------
                                                          Notes
                                    Common Stock        Receivable     Unearned    Additional
                                 -------------------       from          Stock       Paid-In
                                   Shares   Par Value  Stockholders  Compensation    Capital
                                 ---------- ---------  ------------  ------------  ----------

Balances, January 15, 1998
  (Inception)                            --   $    --      $     --    $       --   $       --

Issuance of common stock          9,703,100        97        (3,329)                    10,929
Conversion of note payable
  and accrued interest to
  common stock                    4,708,000        47                                    5,473
Grant of stock options
  below intrinsic value                                                      (281)         281
Vesting of stock options
  granted below intrinsic
  value                                                                        89
Accrued dividend on
  referred stock                                                                          (190)
Net loss
                                 ----------  --------      --------  ------------   ----------

Balances, December 31, 1998      14,411,100       144        (3,329)         (192)      16,493

Issuance of common stock in
  Initial Public Offering,
  net of underwriter
  discount and commissions        6,900,000      69                                    109,020
Cost of issuance of common
  stock in Initial Public
  Offering                                                                              (1,693)
Issuance of common stock
   for exercise of stock
  options                           306,555         3                                      535
Issuance of common stock
   in exchange for
   services rendered                 55,000         1                                      299
Issuance of common stock
  to purchase assets                 11,000                                                 60
Conversion of preferred
  stock to common stock          10,476,256       105                                   39,809
Grant of stock options
   below intrinsic value                                                   (3,225)       4,768
Vesting of stock options
  granted below intrinsic
  value                                                                       930
Treasury stock received
  upon cancellation of
  notes receivable from
  stockholder                      (279,675)                    318
Repayment of stockholders'
  notes                                                       1,222
Forgiveness of stockholder
  note                                                          106
Accrued dividend on
  preferred stock                                                                       (1,654)
Net loss
                                 ----------  --------      --------  ------------   ----------

Balances, December 31, 1999      31,880,236       322        (1,683)       (2,487)     167,637

Issuance of common stock
  for acquisition or Touch 1      1,100,000        11                                   39,275
Issuance of common stock
  for exercise of stock
  options                           773,999         7                                    2,405
Repayment of stockholders'
  notes                                                         844
Vesting of stock options
  granted below intrinsic
  value                                                                     2,232       (2,621)
Warrants extinguished
  with debt                                                                                655
Warrants issued for
  litigation settlement                                                                    611
Mandatorily redeemable
  convertible dividends
  and preferred stock
  accretion                                                                             (3,644)
Warrants issued with
  preferred stock                                                                       22,986

Net Loss
Foreign currency
  translation adjustment


Comprehensive Income
                                 ----------  --------      --------  ------------   ----------
Balances, December 31, 2000      33,754,235   $   340      $   (839)   $     (255)  $  227,304
                                 ==========  ========      ========  ============   ==========


                                               Accumulated
                                                  Other                     Total
                                 Accumulated  Comprehensive  Treasury    Stockholders'
                                   Deficit       Income       Stock    Equity (Deficit)
                                 -----------  -------------  --------  ----------------

Balances, January 15, 1998
  (Inception)                      $      --    $     --        $  --      $     --

Issuance of common stock                                                      7,697
Conversion of note payable
  and accrued interest to
  common stock                                                                5,520
Grant of stock options
  below intrinsic value                                                          --
Vesting of stock options
  granted below intrinsic
  value                                                                          89
Accrued dividend on
  referred stock                                                               (190)
Net loss                             (13,122)                               (13,122)
                                   ----------     -------       ------      ---------

Balances, December 31, 1998          (13,122)         --           --            (6)

Issuance of common stock in
  Initial Public Offering,
  net of underwriter
  discount and commissions                                                  109,089
Cost of issuance of common
  stock in Initial Public
  Offering                                                                   (1,693)
Issuance of common stock
   for exercise of stock
  options                                                                       538
Issuance of common stock
   in exchange for
   services rendered                                                            300
Issuance of common stock
  to purchase assets                                                             60
Conversion of preferred
  stock to common stock                                                      39,914
Grant of stock options
   below intrinsic value                                                      1,543
Vesting of stock options
  granted below intrinsic
  value                                                                         930
Treasury stock received
  upon cancellation of
  notes receivable from
  stockholder                                                    (318)           --
Repayment of stockholders'
  notes                                                                       1,222
Forgiveness of stockholder
  note                                                                          106
Accrued dividend on
  preferred stock                                                            (1,654)
Net loss                             (35,971)                               (35,971)
                                   ----------     -------       ------      ---------

Balances, December 31, 1999          (49,093)         --         (318)      114,378

Issuance of common stock
  for acquisition or Touch 1                                                 39,286
Issuance of common stock
  for exercise of stock
  options                                                                     2,412
Repayment of stockholders'
  notes                                                                         844
Vesting of stock options
  granted below intrinsic
  value                                                                        (389)
Warrants extinguished
  with debt                                                                     655
Warrants issued for
  litigation settlement                                                         611
Mandatorily redeemable
  convertible dividends
  and preferred stock
  accretion                                                                  (3,644)
Warrants issued with
  preferred stock                                                            22,986

Net Loss                             (88,037)                               (88,037)
Foreign currency
  translation adjustment                              (2)                        (2)
                                                                          ---------

Comprehensive Income                                                        (88,039)
                                   ----------     -------       ------    ---------
Balances, December 31, 2000        $(137,130)     $   (2)       $(318)     $ 89,100
                                   ==========     =======       ======    =========


                The accompanying notes are an integral part of
                   these consolidated financial statements.


Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------
                                                                                                  Period
                                                                                            January 15, 1998
                                                                        Year Ended         (Inception) through
                                                                        December 31,           December 31,
                                                                  2000          1999               1998
                                                               ---------     ---------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                       $ (88,037)    $ (35,971)          $(13,122)
                                                               ---------     ---------           --------
Adjustments to reconcile net loss to net cash used in
      operating activities:

    Depreciation and amortization                                 17,166         4,372              1,283
    Interest expense on capital lease obligation discount             --         2,192                 --
    Provision for bad debts                                       17,804           958                 54
    Expense charged for granting of stock options                   (389)          387                 89
    Expense charged for granting of stock for services                --           300                 --
    Interest expense converted to common stock                                      --                170
    Expense charged for issuance of warrants for litigation
      settlement                                                     611            --                 --
    Expense charged for issuance of warrants to extinguish
      debt                                                           655            --                 --
    Gain on sale of assets                                        (2,124)           --                 --
    Change in operating assets and liabilities:
      Increase in accounts receivable                            (71,581)       (5,188)               (69)
      Increase in prepaid expenses and other current assets       (5,592)       (1,881)              (423)
      Increase in other assets                                      (995)         (769)              (153)
      Increase in accounts payable and accrued liabilities        28,473         2,402              4,402
      Increase in deferred revenue                                 7,149           517                 --
                                                               ---------     ---------           --------
        Total adjustments                                         (8,823)        3,290              5,353
                                                               ---------     ---------           --------
        Net cash used in operating activities                    (96,860)      (32,681)            (7,769)
                                                               ---------     ---------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sale and leaseback transaction                      --        15,969                 --
    Proceeds from sale of receivables                                766            --                 --
    Proceeds from sale of marketable securities                    3,486            --                 --
    Purchases of property and equipment                          (34,849)      (21,151)           (11,393)
    Purchase of securities                                        (1,050)           --                 --
    Purchase of Touch 1, net of cash acquired                     (8,955)           --                 --
                                                               ---------     ---------           --------
        Net cash used in investing activities                    (40,602)       (5,182)           (11,393)
                                                               ---------     ---------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of notes payable                           --            --              5,350
    Proceeds from issuance of mandatorily redeemable
        convertible preferred stock                              106,260        24,950             14,964
    Proceeds from issuance of initial public offering,
        net underwriter discount and commissions                      --       109,089                 --
    Payment of issuance cost for initial public offering              --        (1,693)                --
    Payment of issuance cost for mandatory redeemable
        preferred stock                                           (1,464)           --                 --
    Proceeds from exercise of stock options                        2,412           538              7,697
    Proceeds from notes receivable                                   844         1,222                 --
    Payments on long-term debt obligations                        (8,853)         (565)              (852)
    Payments on capital lease obligations                        (14,031)       (1,994)               (24)
    Payments of preferred stock dividends                         (2,713)           --                 --
                                                               ---------     ---------           --------
        Net cash provided by financing activities                 82,455       131,547             27,135
                                                               ---------     ---------           --------

Net increase in cash and cash equivalents                        (55,007)       93,684              7,973
Cash and cash equivalents, beginning of period                   101,657         7,973
                                                               ---------     ---------           --------

Cash and cash equivalents, end of period                       $  46,650     $ 101,657           $  7,973
                                                               =========     =========           ========

                The accompanying notes are an integral part of
                   these consolidated financial statements.


Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                     Period
                                                                                                  January 15, 1998
                                                                                 Year Ended     (Inception) through
                                                                                 December 31,       December 31,
                                                                                     2000              1999            1998
                                                                                   -------           --------         ------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                         $ 1,592           $  1,130         $    8
                                                                                   =======           ========         ======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Property and equipment acquired under capital lease obligations                $    --           $ 15,944         $   95
    Property and equipment acquired with long-term debt                            $    --           $     --         $1,505
    Conversion of note payable and accrued interest to common stock                $    --           $     --         $5,520
    Increase in additional paid-in capital for stock options granted               $ 2,405           $  5,064         $  281
    Net increase in unearned stock compensation for stock options granted $          2,232           $  2,295         $  192
    Accrued dividends and accretion on preferred stock                             $ 3,644           $  1,654         $  190
    Notes receivable issued for common stock                                       $    --           $     --         $3,329
    Forgiveness of note receivable issued for common stock                         $    --           $   (106)        $   --
    Common stock issued for purchase of assets                                     $    --           $     60         $   --
    Treasury stock received upon cancellation of note receivable
        for common stock                                                           $    --           $   (318)        $   --
    Conversion of preferred stock to common stock                                  $    --           $ 39,914         $   --
    Beneficial conversion associated with preferred stock issuance                 $20,027           $     --         $   --
    Warrants extinguished with satisfaction of debt                                $   655           $     --         $   --
    Warrants issued in litigation settlement                                       $   611           $     --         $   --
    Acquisition of Touch 1
      Assets acquired, net of cash                                                 $85,967           $     --         $   --
      Liabilities assumed                                                          $37,979           $     --         $   --
      Assets acquired in exchange for common stock                                 $40,201           $     --         $   --

                The accompanying notes are an integral part of
                   these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.       NATURE OF BUSINESS

         DESCRIPTION OF BUSINESS

         Z-Tel Technologies, Inc. and subsidiaries ("Z-Tel" or the "Company") incorporated in Delaware on January 15, 1998 as Olympus Telecommunications Group, Inc. In March 1998, Olympus Telecommunications Group, Inc. changed its name to Z-Tel Technologies, Inc. Z-Tel Technologies, Inc. is the parent Company and has no other operations. The Company has eight wholly owned subsidiaries: Z-Tel Communications, Inc., Z-Tel Business Networks, Inc., Z-Tel Holdings, Inc., Z-Tel Communications of Virginia, Inc., Z-Tel, Inc., Z-Tel Network Services, Inc., Z-Tel Investments, Inc., and Touch 1 Communications, Inc. and subsidiaries.

         Z-Tel is an emerging provider of advanced, integrated telecommunications services targeted to residential subscribers. Z-Tel offers local and long distance telephone services in combination with enhanced communication features accessible through the telephone the Internet and certain personal digital assistants. Z-Tel offers its Z-Line Home Edition service, at least on an initial marketing basis, in seventeen states. Z-Tel also provides long-distance telecommunications services to customers nationally.

         INITIAL PUBLIC OFFERING

         On December 15, 1999, the Company filed its initial public offering
         (IPO) of 6,900,000 shares (including the underwriters' over-allotment option) of its common stock at $17.00 per share. Net proceeds to the Company aggregated approximately $109.1 million after underwriter discount and commissions. All of the mandatorily redeemable convertible preferred stock outstanding at the date of the IPO was converted into 10,476,256 shares of common stock as of the closing date of the offering.

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

         RESTRICTED CASH

         In December 2000, approximately $1.3 million was segregated to guarantee three employees' margin loans. See footnote thirteen, related party transactions for further details. The guarantee is classified as restricted cash on the balance sheet at December 31, 2000.

         PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets consist primarily of prepaid maintenance and support contracts and advances to suppliers.

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at historical cost. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized. Upon the sale or other disposition of property, the cost and related accumulated depreciation are removed from the

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

         accounts and any gain or loss is recognized in operations. Depreciation and amortization is provided on a straight-line basis. Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires computer software costs related to internal software that is incurred in the preliminary project stage to be expensed as incurred. When the capitalization criteria of SOP 98-1 have been met, costs of developing or obtaining internal-use computer software are capitalized. The Company capitalized approximately $3.1 and $0.5 million of employee salary and related costs for internally developed software for the years ended December 31, 2000 and 1999, respectively. Internal use software is included as a component of property and equipment on the consolidated balance sheet.

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

         INTANGIBLE ASSETS

         Intangible assets consist of customer lists and goodwill resulting from our acquisition in 2000, see footnote three. The customer lists and goodwill are amortized over five and twenty years, respectively, using the straight-line method and the intangibles are reviewed for impairment as outlined in our long-lived assets policy above.

         INVESTMENTS

         Included in investments are available for sale securities and investments accounted for utilizing the cost method of accounting, for those investments without a readily identifiable market. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" securities that are available for sale are reported at fair value, if a readily identifiable market exists, with changes in the fair value from period to period included as a separate component of comprehensive income in equity. At December 31, 2000 the Company had approximately $0.4 million in investments, included in other assets, accounted for at cost since no readily identifiable market existed for these investments. Z-Tel received gross proceeds of approximately $3.5 million and recognized a gain on available for sale securities in the amount of approximately $2.7 million for the year ended December 31, 2000. The Company had no investments at December 31, 1999 and no sales of investments for the year ended December 31, 1999 and the period January 15, 1998 (Inception) through December 31, 1998.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

         INCOME TAXES

         The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reported amounts at each year-end based on enacted laws and statutory rates applicable to the periods in which differences are expected to affect taxable income. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

         STOCK-BASED COMPENSATION

         The Company applies the provisions of Accounting Principles Board ("APB") Opinion No. 25 and consequently recognizes compensation expense over the vesting period for grants made to employees and directors only if, on the measurement date, the market price of the underlying stock exceeds the exercise price. For stock options granted to non-employees, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation" requiring entities to recognize as an expense, over the vesting period, the fair value of the options. The Company also provides the required pro forma net income and earnings per share disclosures for grants made as if the fair value method defined in SFAS No. 123 had been applied.

         REVENUE RECOGNITION

         Revenues are recognized when earned. Revenues related to long distance and carrier access service charges are billed monthly in arrears, and the associated revenues are recognized in the month of service. In June 1999, the Company began offering its local service, Z-Line Home Edition, to consumers. Charges for Z-Line Home Edition service are billed monthly in advance and the Company recognizes revenues for this service ratably over the service period, which management believes approximates the actual provision of services.

         ADVERTISING

         Advertising costs are expensed as incurred. Included in sales and marketing expenses are advertising costs of approximately $9.3, $7.1 and $0.6 million for the years ended December 31, 2000 and 1999 and the period January 15, 1998 (Inception) through December 31, 1998, respectively.

         COSTS OF START-UP ACTIVITIES

         The Company expenses the costs of start-up activities as incurred.

         FOREIGN CURRENCY TRANSLATION

         The assets and liabilities of the Company's foreign subsidiary, whose functional currency is other than the U.S. Dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

         income but is included in accumulated other comprehensive income, which is reflected as a separate component of shareholder's equity. Foreign currency translation gains and losses are included in determining net income. Such gains and losses are not material for any period presented.

         CONCENTRATIONS

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents in financial institutions considered by management to be high quality. The Company maintains cash balances at financial institutions in excess of the $100,000 insured by the Federal Deposit Insurance Corporation (FDIC). The Company had approximately $42.9 and $99.0 million invested in interest bearing money market and short-term fixed income investments that are not insured by the FDIC at December 31, 2000 and 1999, respectively. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash balances.

         During the normal course of business, the Company extends credit to residential customers residing in the United States. The Company's services were introduced first into the states of New York and Texas, which has resulted in a concentration of credit to residential customers in these states. The Company believes its credit policies, collection procedures and allowance for doubtful accounts eliminate the exposure to significant credit risk of accounts receivable balances.

         The Company relies upon the Regional Bell Operating Companies ("RBOCs"), for provisioning of customers and the RBOCs are the primary suppliers of local central office switching and local telephone lines. Global Crossing Ltd is the primary supplier for the Company's long-distance calling.

         The Company relies upon two separate service providers for provisioning and billing services essential to support the Company's operations.

         SEGMENT REPORTING

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that the Company report financial and descriptive information about reportable segments, and how these segments were determined. The Company determines the allocation and performance of resources based on total operations. Based on these factors, management has determined that the Company operates as one segment as defined by SFAS No. 131 during all periods presented.

         FINANCIAL INSTRUMENTS

         The recorded amounts of cash and cash equivalents approximate fair value due to the short-term nature of these instruments. The Company has determined that due to the interest rates and short-term nature of the capital lease obligation, the fair value approximates the value recorded. The Company has determined that the long-term debt assumed through acquisition is recorded at fair value. The interest rates were adjusted to the current market rate for purchase accounting treatment and the Company believes the debt is properly recorded at fair value.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

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

         NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", that would have been effective January 1, 2000. In June, 1999, the FASB issued SFAS No. 137, "Accounting for Derivatives Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133" postponing the effective date for implementing SFAS No. 133 to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 138 addresses certain issues related to the implementation of SFAS No. 133, but does not change the basic model of SFAS No. 133 or further delay the implementation of SFAS No. 133. The Company believes that the adoption of SFAS No. 133, 137 and 138 did not have a material impact on the Company's consolidated financial statements.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." While not intended to change current literature related to revenue recognition, SAB 101 provides additional guidance on revenue recognition policies and procedures. The Company believes that its current accounting policies and procedures related to revenue recognition comply with SAB
         101. SAB 101 did not have a material impact on the consolidated financial statements.

         In March 2000, the FASB released Financial Interpretation ("FIN")
         No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25," which provides clarification of Opinion 25 for certain issues such as the determination of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company believes that its practices are in conformity with this guidance, and therefore FIN 44 did not have a material impact on the Company's consolidated financial statements.

         In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", replacing SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises criteria for accounting for securitizations, other financial asset transfers and collateral, and introduces new disclosures. SFAS No. 140 is effective for fiscal 2000 with respect to the new disclosure requirements and amendments of the collateral provisions originally presented in SFAS No. 125. All other provisions are effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. The provisions are to be applied prospectively with certain exceptions. The Company has made all the necessary disclosures and does not expect SFAS No. 140 to have a material impact on the Company's consolidated financial statements.

         RECLASSIFICATION

         Certain amounts in the December 31, 1999 and 1998 financial statements have been reclassified to conform to the December 31, 2000 presentation.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

3.       ACQUISITION OF TOUCH 1

         The Company completed the acquisition of Touch 1 Communications, Inc. ("Touch 1"), a reseller of long distance service to subscribers throughout the United States, on April 14, 2000. The purchase price for Touch 1 consisted of 1.1 million shares of the Company's common stock at a price of $35.71 per share, approximately $9.0 million in cash, and approximately $1.0 million in transaction and related fees. The acquisition of Touch 1 was accounted for using the purchase method of accounting and, accordingly, the results of operations of Touch 1 for the period from April 1, 2000 (the closing date for accounting purposes) are included in the accompanying condensed consolidated financial statements. The acquisition of Touch 1 resulted in approximately $67.8 million of intangible assets. The intangible assets are comprised of approximately $9.2 million for customer lists and approximately $58.6 million for goodwill, being amortized, on the straight line basis, over periods of five and twenty years, respectively. The Company recorded approximately $3.6 million of amortization of the intangible assets for the year ended December 31, 2000.

         The following unaudited pro forma information presents a summary of our consolidated results of operations as if the acquisition had occurred at the beginning of the periods presented.

                                                                 UNAUDITED
         In thousands, except per share data:               2000          1999
         --------------------------------------------    ---------     --------

         Revenues                                        $ 192,307     $ 71,580
         Net loss                                          (87,741)     (40,337)
         Net loss attributable to common stockholders     (111,412)     (41,991)
         Loss per share                                      (3.34)       (2.59)


         The pro forma condensed consolidated financial information is not necessarily indicative of what Z-Tel's results of operations would have been had the acquisition been completed at the beginning of the periods presented or the future results of the Company's operations.

         Touch 1 and its wholly owned subsidiary, direcTEL, filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on June 29, 1999 and July 9, 1999, respectively, in the United States Bankruptcy Court for the Southern District of Alabama (the "Bankruptcy Court"). The Bankruptcy Court entered an order confirming the join plan of reorganization of Touch 1 and direcTEL on August 6, 1999 and entered final decrees closing the direcTEL case on October 5, 2000 and the Touch 1 case on October 30, 2000.

4.       ACCOUNTS RECEIVABLE AGREEMENT

         In July 2000, the Company entered into an accounts receivable agreement with RFC Capital Corporation, a division of Textron, Inc.("RFC"), providing for the sale of certain of the Company's accounts receivable to RFC. RFC has agreed to purchase up to $25.0 million of the Company's accounts receivable, with provisions for a commitment of up to $50.0 million, subject to successful syndication of the receivable sales program by RFC. Z-Tel has

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

         sold approximately $1.4 million of receivables to RFC, for net proceeds of approximately $0.8 million, for the year ended December 31, 2000. Z-Tel is responsible for the continued servicing of the receivables sold. The Company recorded a loss of approximately $0.7 million for the year ended December 31, 2000.

5.       PROPERTY AND EQUIPMENT

         At the respective dates, property and equipment consist of the following:

                                                       DEPRECIABLE
                                                          LIVES         2000       1999
                                                       (In Years)
                                                       -----------    -------    -------

         Switching equipment                               5-10       $15,635    $11,018
         Computer equipment                                5-10        25,068      9,237
         Software                                             3        23,832     10,820
         Furniture and office equipment                    5-10         9,174      1,078
         Leasehold improvements                            3-15         4,186        235
         Land and building                                20-30         4,123         --
         Construction-in-progress                                       2,371      1,815
                                                                      -------    -------
                                                                       84,389     34,203
         Less accumulated depreciation and amortization                25,189      5,654
                                                                      -------    -------
                                                                      $59,200    $28,549
                                                                      =======    =======

         Depreciation expense related to property and equipment amounted to approximately $8.2, $2.0, and $0.6 million for the years ended December 31, 2000 and 1999 and the period January 15 (Inception) through December 31, 1998, respectively. Amortization expense related to software amounted to approximately $5.4, $2.4 and $0.7 million for the years ended December 31, 2000 and 1999 and the period January 15 (Inception) through December 31, 1998.

         At the respective dates, assets acquired under capital leases, included in property and equipment, consist of the following:

                                                                        2000       1999
                                                                      -------    -------
         Switching equipment                                          $    --    $10,778
         Computer equipment                                                --      4,868
         Furniture and office equipment                                    95        298
                                                                      -------    -------
                                                                           95     15,944
         Less accumulated depreciation and amortization                    27      3,070
                                                                      -------    -------
                                                                      $    68    $12,874
                                                                      =======    =======


         In March 1999, the Company entered into an agreement with CMB Capital, LLC (a wholly owned entity of a shareholder of the Company) to sell and lease-back certain equipment. This agreement allowed for a sale and lease-back of up to approximately $35.2 million of certain equipment with revolving terms of 48 months and an approximate effective interest rate ranging from 10.0% to 19.5%. Included in this agreement was a stock warrant to purchase 521,832 shares of common stock at $3.37 per share. The warrant expires in March 2009. The Company accounted for the warrant granted in accordance with SFAS No. 123, recognizing costs associated with the grant equal to the fair value of the warrant. The Company has recorded

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

         the fair value of the warrant as a commitment fee associated with the capital lease obligation and included it as part of minimum lease payments.

         For the year ended December 31, 1999, the Company sold and leased-back certain equipment, receiving proceeds under this agreement of approximately $16.0 million. No gain or loss was recognized on the sale of these assets.

         In November 1999, the Company entered into an agreement with CMB Capital, LLC to restructure the terms of the leasing facility to allow for the early payment of the facility. The Company granted warrants for 115,500 shares of common stock at $7.27 per share, the warrant expires in November 2009. At December 31, 1999, the Company had approximately $19.2 million available under this agreement for future sale and leaseback transactions. The assets of the Company collateralized these leases. In February 14, 2000, the Company paid approximately $14.0 million in fulfillment of the capital lease obligations outstanding.

6.       OTHER ASSETS

         At the respective dates, other assets consist of the following:


                                                        2000      1999
                                                       ------     ----

         Deposits                                      $2,656     $217
         Certificates of deposit, restricted              573      500
         Interest receivable from stockholders            111      205
         Other                                            413       --
                                                       ------     ----
                                                       $3,753     $922
                                                       ======     ====

         The certificates of deposit are pledged as collateral on outstanding letters of credit in the amount of approximately $0.6 and $0.5 million at December 31, 2000 and 1999, respectively, related to lease obligations on two of the Company's office spaces.

7.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         At the respective dates, accounts payable and accrued liabilities consist of the following:

                                                         2000      1999
                                                       -------    ------

         Trade accounts payable                        $32,679    $5,177
         Accrued payroll and related liabilities         3,982       744
         Dividend payable to preferred shareholders         --     1,844
         Accrued taxes payable                           2,239       100
         Accrued rent                                    1,218       441
         Other accrued liabilities                       4,575       342
                                                       -------    ------
                                                       $44,693    $8,648
                                                       =======    ======

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

8.       LONG-TERM DEBT

         Long-term debt consists of the following:


                                                                                             2000        1999
                                                                                           --------     ------
         RELATED PARTIES:

         Note payable to Corman Elegre Capital L.L.C ("Corman Elegre"), customer base pledged as collateral, balloon payment due May 2001, interest rate at prime plus one and one-half percent, which was 11%
              at December 31, 2000                                                         $  3,000     $   --

         Note payable to Corman Elegre, customer base pledged as collateral, payable
              in monthly installments through September, 2004, interest rate at 6%            9,868         --

         Note payable to First Revocable Trust of W. F. Corman, unsecured
               payable in monthly installments through September 2004, interest rate at 6%      612         --

         Note payable to James F. Corman, unsecured, payable in monthly
               installments through September 2004, interest rate at 6%                         211         --

         UNRELATED PARTIES:

         Note  payable to Franklin Investment Funds, unsecured, payable in monthly
               installments, through September 2004, interest rate of 6%                      4,250         --

         Note payable to First National Bank of Atmore, unsecured, personally guaranteed by James F. Corman, payable in monthly installments,
               through September 2004, interest rate at 6%                                      570         --

         Notes payable to pre-petition creditors (trade vendors), unsecured, payable in monthly installments, through September 2004, interest rate
               at 6%                                                                          1,475         --

         Notes payable to pre-petition creditors (trade vendors), priority unsecured, payable in monthly installments, through September 2005, interest rate
               at 6%                                                                            417         --
                                                                                           --------     ------
                                                                                             20,403         --

         Less:  Current portion                                                              (7,623)        --
                                                                                           --------     ------
                                                                                           $ 12,780     $   --
                                                                                           ========     ======

         OPERATING LEASES

         The Company has entered into various non-cancelable operating leases for equipment and office space with monthly payments through the year 2005. Included in general and administrative expense is rental expense relating to operating leases of approximately $1.7, $1.6 and $0.2 million for the years ended December 31, 2000 and 1999, and the period January 15, 1998 (Inception) through December 31, 1998, respectively. Sales and marketing

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

         expense includes $0.6 million of rental expense relating to operating leases for the year ended December 31, 2000.

         CAPITAL LEASES

         The Company entered into various capital lease obligations during 1999 that had effective interest rates ranging from 10.0% to 19.5%, with one capital lease remaining with payments through 2001.

         Future minimum lease payments under non-cancelable operating and capital leases and long-term debt as of December 31, 2001 are as follows:


                                                                                                        Capital
                                                                                        Operating        Lease       Long-Term
   Year Ending December 31,                                                               Leases      Obligations       Debt
   ------------------------                                                             ---------     -----------    ---------

           2001                                                                            3,519          $19         $ 6,976
           2002                                                                            3,877                        4,390
           2003                                                                            3,845                        4,893
           2004                                                                            3,877                        4,063
           2005                                                                            2,706           --              81
           Thereafter                                                                      5,256
                                                                                          -------         ---         -------
           Net minimum payments                                                           23,080           19         $20,403
                                                                                                                      =======
                  Less amount representing interest on obligations under capital lease                     (5)
                                                                                                          ---

                  Present value of minimum lease and long-term debt payments                              $14
                                                                                                          ===


9.       MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

         During 1998, the Company amended its articles of incorporation to authorize the issuance of up to 5,930,749 shares of Series A mandatorily redeemable convertible preferred stock ("Series A Preferred") and 1,338,208 shares of Series B mandatorily redeemable convertible preferred stock ("Series B Preferred"), both with a $.01 par value.

         In November 1998, the Company closed a private placement of 2,695,795 shares of Series A Preferred and 1,338,208 shares of Series B Preferred, receiving aggregate net proceeds of approximately $15 million.

         During 1999, the Company amended its articles of incorporation to reduce the authorized

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

         shares of its Series A Preferred from 5,930,749 to 2,695,795 and increase the authorized shares of its Series B Preferred from 1,338,208 to 4,034,003. In September 1999, the Company closed a private placement of 2,695,795 shares of Series B mandatorily redeemable convertible preferred stock. The Company received aggregate net proceeds of approximately $10 million from this placement.

         In October 1999, the Company amended its articles of incorporation to authorize the issuance of up to 2,794,800 shares of its Series C mandatorily redeemable convertible stock (Series C Preferred). The Company closed a private placement of 2,794,800 shares of Series C Preferred stock. The Company received aggregate net proceeds of approximately $15 million from this placement.

         The preferred stock issues yielded 8% cumulative dividends, which amounted to approximately $1.7 and $0.2 million at December 31, 1999 and 1998, respectively. In December 1999, in connection with the closing of the Company's IPO, all of the mandatorily redeemable convertible preferred stock outstanding was converted into 10,476,256 shares of common stock.

         In January 2000, the Company paid $1.4, $0.2, and $0.2 million to the Series A, B, and C Preferred shareholders in satisfaction of the 8% cumulative dividend as all shares were converted to common stock.

         In July 2000, the Company filed a Certificate of Designation authorizing the issuance of 5.0 million shares of $.01 par value Series D Convertible Preferred Stock ("Series D Preferred"). The Company has received aggregate proceeds of approximately $56.3 million in connection with the sale of 4,688,247 shares of Series D Preferred at a price of $12.00. The deal costs associated with the transaction were approximately $0.4 million. The Series D Preferred is convertible at a conversion price of $12.00, which price is subject to adjustment, into common stock at the option of the holder (i.e., initially convertible on a one-for-one basis); however, there are certain circumstances that provide for a forced conversion of the stock by the Company. Series D Preferred is mandatorily redeemable 8 years from the original issue date, has an 8% cumulative dividend payable at times in cash and at times in-kind with additional Series D Preferred and has certain liquidation preferences and voting rights. Each purchaser of Series D Preferred received a warrant to purchase a number of shares of Z-Tel common stock equal to one-half of the amount of Series D Preferred purchased by such investor. Each warrant is exercisable at a price of $13.80 per share subject to certain adjustments.

         In October 2000, the Company paid $0.9 million to the Series D Preferred shareholders in satisfaction of the 8% cumulative dividend.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

         In November 2000, the Company filed a Certificate of Designation authorizing the issuance of approximately 6.3 million shares of $.01 par value Series E Convertible Preferred Stock ("Series E Preferred"). The Company received proceeds of approximately $50.0 million in connection with the sale of 4,166,667 shares of Series E Preferred at a price of $12.00. The purchaser of Series E Preferred received a warrant to purchase a number of shares of Z-Tel common stock equal to one-half of the amount of Series E Preferred purchased by such investor exercisable at a price of $13.80 per share subject to certain adjustments. The purchaser of Series E Preferred had the option, for ninety days from November 13, 2000 (initial closing), to purchase (or designate another person who intends to purchase) an additional 2,083,333 shares of Series E Preferred along with a warrant to purchase 1,041,667 shares of Z-Tel common stock, for approximately $25.0 million. This option expired unexercised in February 2001. Series E Preferred is convertible at a conversion price of $12.00, which price is subject to adjustment, into common stock at the option of the holder (i.e., initially convertible on a one-for-one basis); however, there are certain circumstances that provide for a forced conversion of the stock by the Company. Series E Preferred is mandatorily redeemable 8 years from the original issue date, has an 8% cumulative dividend payable in cash and has certain liquidation preferences and voting rights.

         In accordance with Emerging Issues Task Force 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," ("EITF 98-5") APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," and SFAS No. 128 "Earnings Per Share" the Company has recorded non-cash charges relating to a beneficial conversion, cumulative dividends and preferred stock accretion of approximately $20.0, $1.1, and $2.5 million and approximately $0.0, $0.0, and $1.7 million, for the years ended December 31, 2000, 1999 and the period January 15, 1998 (Inception) through December 31, 1998, respectively. During the year ended December 31, 2000 Z-Tel used the "stated conversion price" method, included in EITF 98-5, for the original calculation of a beneficial conversion of approximately $7.4 million during the third quarter of 2000. The beneficial conversion related to the issuance of Series D Preferred. EITF 98-5 allowed for the usage of the "stated conversion price" method for the purpose of calculating beneficial conversions until the fourth quarter of 2000. In November 2000, the Emerging Issues Task Force 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" required that all beneficial conversions be calculated using the "accounting conversion price" method. Z-Tel recorded a cumulative catch-up adjustment of approximately $12.6 million in the fourth quarter of 2000 since the SEC required retroactive application of this method. The Company has restated the third quarter earnings per share to reflect the change in footnote nineteen.

         The recording of the beneficial conversion feature and the resulting preferred stock accretion is the result of calculating the accounting conversion price through a fair value allocation of the net proceeds received in the preferred stock offerings in 2000 between the preferred stock and the warrants issued. This required the use of the Black-Scholes valuation model to calculate the fair value on a per share or warrant basis for both the Series D Preferred and Series E Preferred. The beneficial conversion and resulting preferred stock accretion and the cumulative dividend are included in the calculations of the net loss attributable to common stockholders and the Company's net loss per share calculation.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

10.      COMMON STOCK

         In connection with the closing of the IPO, the Company amended its Articles of Incorporation to provide the authority to issue 150,000,000 shares of common stock and 50,000,000 shares of preferred stock, both with a $.01 par value.

         No dividends on common stock have been declared by the board of directors since January 15, 1998 (Inception).

         On November 19, 1999, the Company's Board of Directors authorized an 11 for 10 stock split, which was affected in the form of a 10% stock dividend. All common share amounts have been adjusted to give effect to this split.

         On February 19, 2001, the Board of Directors of the Company adopted a Stockholders Rights Agreement (the "Plan") designed to deter coercive takeover tactics and prevent an acquirer from gaining control of the Company without engaging in negotiation with the Board of Directors of the Company.

         Under the terms of the plan, preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock, par value $0.01 per share, of the Company (and a corresponding number of rights for each outstanding share of the Company's Series D Preferred and Series E Preferred Stock) outstanding at the close of business on March 7, 2001. Until the rights become exercisable, additional common stock or Series D Preferred or Series E Preferred issued by the Company will also have one right attached.

         The rights will become exercisable only upon certain triggering events whereby certain persons or groups of persons have or have expressed the intent to acquire at least 15% or more of the voting power of the outstanding common shares.

         Upon the occurrence of a triggering event, each right will entitle holders to buy one one-thousandth of a share of Series F Junior Participating Preferred Stock of the Company, par value $0.001 per share, at an exercise price of $45 per one-thousandth of a share, subject to adjustment. Each holder of a right will thereafter have the right to receive, in lieu of Series F Junior Participating Preferred Stock and upon payment of the exercise price, common stock (or in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the right. The Company, except as otherwise provided in the plan, will generally be able to redeem the rights at $0.001 per right at any time on or prior to a triggering event. The rights will expire on February 19, 2011, unless earlier redeemed by the Board of Directors.

11.      INCOME TAXES

         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

         A reconciliation of the difference between the effective income tax rate and the statutory federal tax rate follows:

                                                  2000         1999
                                                --------     --------

         Tax at U.S. statutory rate             $(30,813)    $(12,590)
         State taxes, net of federal benefit      (2,565)      (1,045)
         Goodwill amortization                       768           --
         Change in valuation allowance            32,218       13,635
         Other                                       392           --
                                                --------     --------
                                                $     --     $     --
                                                ========     ========


         Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                   2000         1999
                                                 --------     --------

         Current deferred tax assets:
             Accounts receivable                 $  3,430     $    155
             Other                                    214           --

         Noncurrent deferred tax assets:
             Net operating loss carryforward       65,358       18,742
             Deferred compensation                    468          295
             Other                                    505          292
                                                 --------     --------
         Gross deferred tax assets                 69,975       19,484
         Less:  Valuation allowance               (63,659)     (18,608)
                                                 --------     --------
                                                    6,316          876
         Noncurrent deferred tax liabilities:
         Property and equipment                    (3,362)        (876)
         Intangible assets                         (2,954)          --
                                                 --------     --------
         Net deferred tax asset                  $     --     $     --
                                                 ========     ========

         Generally accepted accounting principles require a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management has determined that a valuation allowance of approximately $63.7 and $18.6 million is necessary at December 31, 2000 and 1999, respectively.

         At December 31, 2000 and 1999, the Company's net operating loss carryforward for federal income tax purposes is approximately $172.0 and $49.3 million, expiring in various amounts from 2011 through 2020. The net operating loss carryforwards are subject to certain tax law provisions that limit the utilization of net operating losses following a change in ownership.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

12.      COMMITMENTS AND CONTINGENCIES

         The Company has disputed billings and access charges to and from certain inter-exchange carriers (IXCs) and incumbent local exchange carriers (ILECs). The Company contends the invoicing and billings of access charges are not in accordance with the interconnection, service level, or tariff agreements entered between the Company and certain IXCs and ILECs. The Company has not paid for a portion of these disputes and management believes that the Company will prevail in these disputes. At December 31, 2000 and 1999, the disputed amounts were approximately $9.1 and $2.3 million, respectively.

         In July 2000, the Company entered into an agreement with a service firm to provide various content and new service offerings through the telephone. Under this agreement, Z-Tel has invested $3.0 million in 2000, included in prepaid assets, and is committed to an additional $4.0 million in cash payments for future services. This contract provides for early termination under certain circumstances with adjustments of the commitments.

         In August 2000, the Company entered into an agreement with a service firm to outsource customer provisioning through electronic bonding with incumbent local exchange carriers. Under this agreement, the Company is committed to the following minimum cash payments, subject to certain adjustments of approximately $4.0, $7.7, and $9.0 million for the years ended December 2001, 2002, and 2003, respectively. The payment of these fees are subject to the successful completion by the service firm of certain obligations in the future. This contract provides for various termination arrangements with related severance fees.

         As of December 31, 2000 the Company is obligated to monthly minimum cash payments to an outside service provider for network maintenance up to $0.8 million. The Company expects this to be completed by 2002.

13.      RELATED PARTY TRANSACTIONS

         During 1998, various executives of the Company issued full recourse promissory notes, totaling approximately $3.3 million to the Company in connection with the purchase of 2,929,575 shares of common stock. The accompanying consolidated financial statements include the notes as a decrease in stockholders' equity. The outstanding notes receivable at December 31, 2000 and 1999 are approximately $0.9 and $1.7 million respectively. The Company received payments of approximately, $0.8 and $1.2 million in 2000 and 1999, respectively. The principal balance of the notes and the related accrued interest (8% per annum) are due December 31, 2001. The notes are collateralized by the shares of common stock acquired with the notes, and those shares are held in escrow by the Company. Interest income on these notes receivable was $0.1, $0.3, and $0.1 million for the years ended December 31, 2000, 1999 and the period January 15, 1998 (Inception) through December 31, 1999, respectively.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

         During 1998, an executive loaned the Company approximately $5.4 million with interest at a rate of 8% per year until paid. In August 1998, the Company issued 4,708,000 shares of common stock to the executive in satisfaction of the debt and accrued interest payable of approximately $1.7 million.

         In September 1999, the Company cancelled approximately $0.3 million of notes receivable and reacquired 279,675 shares of common stock at $1.14 per share from an employee. At December 31, 2000 and 1999, these shares are presented as treasury shares, at cost.

         In May 2000, as a result of a change of control provision that was triggered by the acquisition of Touch 1, Touch 1 purchased a building used to house its technology infrastructure from its lessor, Brookwood, L.L.C., for approximately $3.5 million from a limited liability company of which an executive of Z-Tel is a significant shareholder.

         During 2000, the Company made total payments of approximately $5.6 million, exclusive of approximately $3.5 million to purchase a building as described in the above paragraph, to an executive and several entities affiliated with this executive pursuant to debt and lease agreements. The entities and the various debt terms are outlined in footnote eight, under related party, with the total amounts owed to each of the entities for each of the years ended December 31, 2000 and 1999.

         During 2000, a member of the Board of Directors of the Company received approximately $0.2 million from Breckenridge Securities Corporation ("BSC"), which fee was paid from amounts paid by the Company to BSC in connection with services provided in conjunction with the issuances of Series D and Series E Preferred. The member of the Board of Directors entered into this agreement prior to being appointed to the Board.

         During 2000, the Company made payments of $0.1 million in rental payments to Olympus Management Group, Inc., an entity 100% owned by a Company executive.

         In December 2000, the Company agreed to a guarantee of three employees' margin loans. This required the Company to segregate the guarantee amount of approximately $1.3 million into a restricted cash account. Each employee executed an agreement with the Company in which each pledges to the Company a security interest in all shares of the Company's common stock they own as well as in all of their other tangible and intangible property. In addition, each employee entered into a Secured Promissory Note providing that, should any amounts be drawn on the Company guarantee by the creditor who made the margin loan to these employees, such amounts would be considered advances under a secured promissory note and would bear interest until paid.

14.      EMPLOYEE BENEFIT PLAN

         In 1999, the Company established a 401(k) plan covering defined employees who meet established eligibility requirements. Under the original plan provisions, the company did not make matching contributions. Effective September 15, 2000, the Company merged the plans of Touch 1 and Z-Tel and established a matching contribution for the 401(k) plan to 50% of participating contributions to a maximum matching amount of 5% of a participant's compensation. The Company contribution was approximately $0.2 million for the year ended December 31, 2000.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

15.      STOCK-BASED COMPENSATION

         Effective October 30, 1998, the Company adopted the 1998 Equity Participation Plan ("1998 Plan"), for the grant to eligible employees and eligible participants of options to purchase up to 1,261,000 shares of the Company's common stock. During September and November 1999, the Board of Directors (the "Board") increased the shares available for grant under the 1998 Plan to 6.0 and 7.5 million shares, respectively.

         Effective April 20, 2000, the Company adopted the 2000 Equity Participation Plan ("2000 Plan"), this plan allows for the grant to eligible employees and eligible participants of options to purchase up to 2.0 million shares of the Company's common stock. The 2000 Plan automatically increases the number of shares available for grant on the first day of the company's fiscal year beginning in 2001 equal to the lesser of (i) 3.0 million shares, (ii) 6% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board.

         The Plan is administered by a committee appointed by the Board, or by the Board. The Board or the appointed committee shall administer the 2000 Plan, select the eligible employees and eligible participants to whom options will be granted, the price to be paid, the exercise period and the number of shares subject to any such options and interpret, construe and implement the provisions of the 2000 Plan.

         During the years ended December 31, 2000 and 1999 and the period January 15, 1998 (Inception) through December 31, 1998, respectively, the Company awarded options under the 1998 and 2000 Plan for the right to purchase 3,305,540, 3,187,225 and 201,050, shares of common stock, respectively, at a weighted average option price per share of $18.28, $5.79 and $3.64, respectively. Stock option grants approximate the fair market value at the date of grant. The vesting periods on these options range from immediately to four years and have a maximum contractual life of ten years.

         Prior to the adoption of the 1998 Plan, the Board awarded options (the "Initial Plan") for the right to purchase 3,868,800 shares of common stock at a weighted average option price per share of $2.83. The vesting periods on these options range from immediately to four years, and have a maximum contractual life of ten years.

         A summary of the stock option activity for the years ended December 31, 2000, 1999 and the period January 15, 1998 (Inception) through December 31, 1998 is presented below:

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------


                                                                 1998 Equity             2000 Equity
                                          Initial Plan        Participation Plan      Participation Plan              Total
                                      -------------------    ---------------------    --------------------    ---------------------
                                                  Weighted                Weighted                 Weighted                Weighted
                                                  Average                 Average                  Average                 Average
                                      Number of   Exercise   Number of    Exercise    Number of    Exercise   Number of    Exercise
                                      Shares       Price       Shares      Price       Shares       Price       Shares      Price
                                      ---------   --------   ---------    --------    ---------    --------   ---------    --------
    OUTSTANDING, JANUARY 15, 1998
         (INCEPTION)                         --    $   --           --    $     --           --    $    --           --    $    --
       Granted                        3,868,800      2.83      201,050        3.64           --         --    4,069,850       2.87
       Forfeited                        (69,500)     2.42           --          --           --         --      (69,500)      2.42
                                     ----------             ----------               ----------    -------   ----------

    OUTSTANDING, DECEMBER 31, 1998    3,799,300      2.83      201,050        3.64           --         --    4,000,350       2.88

       Granted                               --        --    3,187,225        5.79           --         --    3,187,225       5.79
       Exercised                       (305,094)     1.73       (1,466)       3.64           --         --     (306,560)      1.74
       Forfeited                       (301,073)     3.49      (57,745)       3.69           --         --     (358,818)      3.53
                                     ----------              ---------               ----------    -------   ----------

    OUTSTANDING, DECEMBER 31, 1999    3,193,133      2.88    3,329,064        5.69           --         --    6,522,197       4.32

       Granted                               --        --    1,423,100       27.33    1,882,440      11.43    3,305,540      18.28
       Exercised                       (387,384)     2.47     (386,611)       3.77           --         --     (773,995)      3.12
       Forfeited                        (32,981)     2.62     (530,229)      14.71     (111,550)     12.38     (674,760)     13.74
                                     ----------              ---------               ----------    -------   ----------

    OUTSTANDING, DECEMBER 31, 2000    2,772,768    $ 2.94    3,835,324    $  12.67    1,770,890    $ 11.37    8,378,982    $  9.18
                                      =========              =========                =========    =======    =========

         Had compensation cost for the Company's stock options granted been determined based on the fair value at the date of grant, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share of common stock for the years ended December 31, 2000, 1999 and the period January 15, 1998 (Inception) through December 31, 1998, respectively, would have been increased to the pro forma amounts shown below.

                                                                                             Period
                                                                                        January 15, 1998
                                                               Year Ended             (Inception) through
                                                               December 31,               December 31,
                                                           2000           1999               1998
                                                        ----------     ----------     -------------------

         Net Loss
            As presented                                $  (88,037)    $  (35,971)        $  (13,122)
            As adjusted                                    (99,174)       (36,477)           (13,161)

         BASIC AND DILUTED NET LOSS PER COMMON SHARE
            As presented                                $    (3.38)    $    (2.49)        $    (2.03)
            As adjusted                                      (3.72)         (2.53)             (2.04)


Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------


         These adjusted amounts were determined using the Black-Scholes valuation model with the following key assumptions: (a) a discount rate of approximately 6.5%, 5.7% and 4.7% for each of the years ended December 31, 2000 and 1999, and the period January 15, 1998 (Inception) through December 31, 1998, (b) a volatility factor of approximately 123%, 81%, and 64% for each of the years ending December 31, 2000 and 1999, and the period January 15, 1998 (Inception) through December 31, 1998 respectively; (c) an average expected option life of 5 years; (d) there have been no options that have expired; and (e) no payment of dividends on common stock.

         During 2000, 1999 and 1998, respectively, included in the options granted by the Company, are 0, 695,082 and 113,300 options granted to non-employees. The Company recorded expense for the same periods, respectively, of approximately $0.1, $0.3 and $0.1 million, respectively, related to these non-employee options in accordance with the provisions of SFAS No. 123.

         The following table summarizes information about stock options outstanding at December 31, 2000:

                                             Weighted Average
                                                 Remaining
                                                Contractual
                                 Number             Life            Number
         Exercise Prices      Outstanding        (In Years)       Exercisable
         --------------        ---------     ----------------     -----------

         $1.14 - $3.64         4,027,712                7.6        2,946,249
         $5.45 - $7.27         1,280,805                9.1          378,796
         $8.00 - $13.00        2,025,515                9.4           90,870
         $14.00 - 47.00        1,044,950                9.2           59,904
                               ---------                           ---------
                               8,378,982                           3,475,819
                               =========                           =========

16.      COMPUTATION OF NET LOSS PER SHARE

         Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Incremental shares of common stock equivalents are not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

         Net loss per share is calculated as follows:


                                                                                                                   PERIOD
                                                                                                              JANUARY 15, 1998
                                                                                YEAR ENDED                       (INCEPTION)
                                                                                DECEMBER 31,                THROUGH DECEMBER 31,
                                                                           2000              1999                   1998
                                                                      ------------       ------------       --------------------

         BASIC AND DILUTED NET LOSS PER SHARE:
             Loss attributable to common stockholders:

               Net loss                                               $    (88,037)      $    (35,971)       $   (13,122)
               Less mandatorily redeemable convertible preferred
                    stock dividends                                         (3,644)            (1,654)              (190)
               Less beneficial conversion feature                          (20,027)                --                 --
                                                                      ------------       ------------        -----------

                 Loss attributable to common stockholders             $   (111,708)      $    (37,625)       $   (13,312)
                                                                      ============       ============        ===========

             Weighted average common shares outstanding                 33,066,538         15,099,359          6,554,499
                                                                      ============       ============        ===========

             Basic and diluted net loss per share                     $      (3.38)      $      (2.49)       $     (2.03)
                                                                      ============       ============        ===========


         For each of the periods presented, basic and diluted net loss per share are the same. Unexercised options to purchase 8,378,982, 6,522,197 and 4,000,350 shares of common stock, unexercised warrants to purchase 4,602,457, 637,332, and 0 shares of common stock, mandatorily redeemable convertible preferred stock convertible into 9,174,605, 0 and 4,437,403 shares of common stock for the years ended December 31, 2000 and 1999 and the period January 15, 1998 (Inception) through December 31, 1998, respectively, which could potentially dilute basic earnings per share in the future were not included in the computation of diluted net loss per share for these periods because to do so would have been anti-dilutive in each case.

17.      LEGAL AND REGULATORY PROCEEDINGS

         On June 9, 2000, PTEK Holdings, Inc. and Premiere Communications, Inc. (collectively, "PTEK") filed a lawsuit against the Company, Z-Tel Communications, Inc., David Gregory Smith, Z-Tel's Chairman, Chief Executive Officer and President, Eduard Mayer, one of Z-Tel's directors and James Kitchen, a Senior Vice President of Z-Tel (the "Lawsuit").

         On November 14, 2000, the parties to the Lawsuit agreed to resolve in full all claims asserted by each party against the other. In connection with the settlement, the Company agreed to issue a warrant to PTEK Holdings, Inc. to purchase 175,000 shares of the Company's common stock at an exercise price of $12.00, which price is subject to certain adjustments. The warrant is fully vested and non-forfeitable but is not exercisable until two years after the issue date of the warrant. As a result of the issuance of the warrant and the accrual of legal fees related to the Lawsuit, the Company has recognized an expense of approximately $1.0 million for the year ended December 31, 2000.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
-------------------------------------------------------------------------------

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

18.      SUBSEQUENT EVENTS

         On March 7, 2001, in accordance with the Stockholders Rights Agreement, the Company distributed preferred stock purchase rights as a dividend. See footnote ten.

         On March 15, 2001, the Company filed a lawsuit against AT&T Corp. (AT&T). The Company alleged that AT&T has received originating and terminating access service from the Company and has unlawfully withheld access charges for such services. We seek damages from AT&T in the current amount of approximately $7.0 million, and have alleged we are entitled to late fees and interest on such amount and any future amounts, consequential damages, punitive damages, attorney's fees and costs. We also have asked the Court to enter an order directing AT&T to pay access charges to us in the future if AT&T continues to use our service.

19.      QUARTERLY OPERATING RESULTS (UNAUDITED)

         The following table presents unaudited quarterly operating results for each of the last eight quarters. This information has been prepared by the Company on a basis consistent with the Company's consolidated financial statement statements and includes all adjustments, consisting only of normal recurring accruals, in accordance with generally accepted accounting principles. Such quarterly results are not necessarily indicative of future operating results.

                                                                 QUARTER ENDED
                                      ---------------------------------------------------------------------
                                        MARCH 31,          JUNE 30,         SEPTEMBER 30,      DECEMBER 31,
                                          1999               1999               1999               1999
                                      ------------       ------------       ------------       ------------

         Sales                        $        664       $        761       $        745       $      4,445
         Operating loss                     (5,843)            (4,488)           (10,849)           (12,048)
         Net loss                           (5,939)            (5,611)           (12,097)           (12,324)
         Net loss per share(1)        $      (0.43)      $      (0.42)      $      (0.87)      $      (0.75)
         Weighted average shares
            outstanding                 14,411,100         14,411,100         14,328,120         17,257,893


                                                                 QUARTER ENDED
                                      ---------------------------------------------------------------------
                                        MARCH 31,          JUNE 30,         SEPTEMBER 30,      DECEMBER 31,
                                          2000               2000               2000               2000
                                      ------------       ------------       ------------       ------------

         Sales                        $     13,976       $     40,157       $     54,415       $     69,120
         Operating loss                    (16,521)           (22,687)           (22,228)           (29,763)
         Net loss                          (15,476)           (23,055)           (23,109)           (26,397)
         Net loss per share(1)        $      (0.48)      $      (0.71)      $      (1.32)(2)   $      (0.85)
         Weighted average shares
            outstanding                 31,941,964         33,042,008         33,536,724         33,717,824


---------------

(1) Earnings per share were calculated for each three month and twelve month period on a stand-alone basis

(2) Included in this calculation is approximately $12.7 million for a cumulative catch adjustment required by EITF 00-27 as discussed in footnote nine.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth certain information regarding our directors and executive officers as of March 22, 2001:

Name                        Age                           Position

D. Gregory Smith            42      President, Chief Executive Officer and
                                        Chairman of the Board and Director
James F. Corman             48      President-Touch 1 Communications, Inc.
J. Bryan Bunting            54      Senior Vice President-Engineering and
                                        Technical Services
Robert A. Curtis            33      Senior Vice President-Strategic Planning
                                        and President, Z-Tel Network
                                        Services, Inc.
Horace J. Davis, III        33      Senior Vice President-Budgeting and
                                        Financial Planning
N. Dumas Garrett            40      Senior Vice President-Finance &
                                        Administration
John M. Hutchens            53      Senior Vice President-Chief Financial
                                        Officer
James A. Kitchen            41      Senior Vice President-Chief Architect
Charles W. McDonough        49      Senior Vice President-Chief Technology
                                        Officer and Director
Douglas W. Jackson          35      Vice President-Marketing
Eduard J. Mayer             48      Vice President-Strategic Alliances
                                        and Director
Mark H. Johnson             44      Secretary and Treasurer
Jeffrey H. Kupor            32      General Counsel
Jeffrey A. Bowden           54      Director
Mark S. Feighner            52      Director
Laurence S. Grafstein       40      Director
Charles D. Hyman            42      Director
Buford H. Ortale            39      Director
Lawrence C. Tucker          58      Director


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

         James F. Corman has served as President of Touch 1 Communications, Inc., a wholly-owned subsidiary of Z-Tel doing business as Z-Tel Consumer Services, from 1989 through the present. Z-Tel acquired Touch 1 Communications, Inc. effective April 14, 2000. See page 2, "Bankruptcy of Touch 1 and
Directel, Inc.," for information regarding a chapter 11 bankruptcy proceeding involving Touch 1 Communications, Inc. From 1987 through 1989, he was Senior Vice President of Telecom USA, after holding several positions within Southland Communications and its subsidiaries from 1969 to 1987, including service as President from 1981 through 1987. Mr. Corman received a B.S. in Finance from Auburn University and an M.B.A. from the University of Texas.

         J. Bryan Bunting has served as senior vice president-engineering and technical services since January 1999 and was senior vice president-Z-Tel Business Networks from August 1998 to January 1999. From 1968 through 1998, he was an officer of NationsBank, serving most recently as senior vice president of direct banking. Mr. Bunting attended Old Dominion University.

         Robert A. Curtis has served as senior vice president-strategic planning since July 1999 and as President, Z-Tel Network Services, Inc., a wholly owned subsidiary, since January 2001. From May 1998 to June 1999, Mr. Curtis was vice president-business development and legal affairs at Z-Tel. From September 1995 to April 1998, Mr. Curtis was an attorney at the Houston office of Fulbright & Jaworski LLP, where he specialized in antitrust and complex federal litigation. Mr. Curtis graduated from the Duke University School of Law in 1995. Mr. Curtis received his B.A. in Philosophy from Trinity University and his Doctor of Philosophy (D. Phil) from the University of Oxford (England).

         Horace J. Davis, III has served as senior vice president-budgeting and financial planning since January 2001. Mr. Davis has been Chief Financial Officer and Vice President-Planning for Touch 1 Communications, Inc. since 1995. See page 2, "Bankruptcy of Touch 1 and Directel, Inc.," for information regarding a Chapter 11 bankruptcy proceeding involving Touch 1 Communications, Inc. Mr. Davis received a B.B.A and an M.B.A from Millsaps College.

         N. Dumas Garrett has served as senior vice president-finance & administration of Z-Tel since April 2000. From December 1999 through April 2000, he was senior vice president-business development. From 1987 through 1999, he was an officer of Stephens Inc., serving most recently as managing director and senior vice president and head of the technology and telecommunications group. Mr. Garrett has a B.S. in Industrial Engineering from the University of Arkansas and an M.B.A. from the University of Virginia.

         John M. Hutchens has served as senior vice president-chief financial officer since September 1999. From 1982 through 1999 he was an employee and then a partner at Arthur Andersen LLP. Mr. Hutchens received a B.S. in Accountancy from the University of Illinois, and a Masters of Health Administration from the Ohio State University. Mr. Hutchens is a Certified Public Accountant licensed in Florida.

         James A. Kitchen, a founder of Z-Tel, has served as senior vice president-chief architect of Z-Tel since January 1999. He served as vice president, engineering from January 1998 to December 1998 and was a chief architect and developer of Premiere Communications, Inc. from 1992 to 1997. Mr. Kitchen received his B.S. in Engineering from Georgia Institute of Technology.

         Charles W. McDonough has served as senior vice president-chief technology officer since August 1998 and as a director since November 2000. From 1975 through 1998, he was an employee and then a partner at Andersen Consulting LLP. Mr. McDonough received a B.A. in Industrial Engineering and a M.S. in Industrial Administration from Carnegie Mellon University.

         Doug W. Jackson has served as vice president-marketing of Z-Tel since June 1999. From 1996 through 1999 he held the position of senior brand manager for the Coca-Cola Company and prior to that from 1992 to 1996 he was an associate product manager for Kraft General Foods Corp. Mr. Jackson received his B.A. from University of Virginia and his M.B.A. from University of Michigan.

         Eduard J. Mayer has been a director of Z-Tel since July 1998 and vice president-strategic alliances since July 1999. Mr. Mayer holds a Bachelor's degree in Commerce from the University of Windsor and a M.B.A. from New York University.

         Mark H. Johnson has served as secretary and treasurer of Z-Tel since August 1999. From May 1998 until his arrival at Z-Tel, Mr. Johnson was an employee of Olympus Management, a venture firm. From November 1991 until May 1998, Mr. Johnson was an employee of First Union National Bank. Mr. Johnson holds a B.A. from the University of Virginia.

         Jeffrey H. Kupor has served as General Counsel of Z-Tel since November 1999. From September 1993 until January 1998, Mr. Kupor was an attorney with the Houston office of Fulbright & Jaworski LLP, specializing in complex commercial and securities litigation. From January 1998 until November 1999, Mr. Kupor was a Staff Attorney and later Counsel at AIM Management Group, Inc., an investment adviser to a group of registered investment companies, where his responsibilities included securities registration, corporate and fund litigation, and labor and employment-related legal issues. Mr. Kupor has a B.S. in Economics from the University of Pennsylvania and a J.D. from the Boalt Hall School of Law at the University of California at Berkeley.

         Jeffrey A. Bowden, a founder of Z-Tel, has served as a director of Z-Tel since July 1998. Mr. Bowden has been Executive Vice President-Corporate Strategy since September 2000 and director since December 2000 of Pacific Century Cyberworks, Limited. Mr. Bowden is also a director of Softnet Systems, Inc. Mr. Bowden was a director of The Boston Consulting Group, Inc. from 1998 to September 2000. Mr. Bowden was vice president of Bell Atlantic Corporation from 1997 to 1998. Mr. Bowden was a vice president of The Nynex Corporation from 1994 to 1997 and vice president and a director of The Boston Consulting Group, Inc. from 1988 to 1994. Mr. Bowden received his B.S. from the University of Michigan and his M.B.A. from the Harvard Graduate School of Business.

         Mark S. Feighner has been a director of Z-Tel since November 2000. Mr. Feighner was President of GTE Wireless (formerly GTE Mobilnet) from 1995 until his retirement in February 2000. Mr. Feighner has over 28 years experience in the telecommunications industry. Mr. Feigner received a B.S. from Indiana University.

         Laurence S. Grafstein has been a director of Z-Tel since October 1999. Mr. Grafstein is a co-founder of Gramercy Communications Partners, a private equity fund based in New York specializing in telecommunications investments. Previously, he was head of the global telecommunications practice at Credit Suisse First Boston. He is currently a member of the Executive Committee of the Wall Street Division of the United Jewish Appeal and a member of the boards of the Arts Connection and the Jerusalem Foundation. Mr. Grafstein received his B.A. from Harvard University, his M. Phil from Balliol College of Oxford University and an LL.B from the University of Toronto Faculty of Law.

         Charles D. Hyman has been a director of Z-Tel since November 2000. Since 1993, Mr. Hyman has been President of Charles D. Hyman and Company, a private investment advisory firm he founded. Mr. Hyman received a B.A. from the University of Virginia and an M.B.A. from the University of Florida.

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

         Lawrence C. Tucker has been a director of Z-Tel since November 2000. Mr. Tucker has been with Brown Brothers Harriman & Co., a private investment banking and advisory firm, for 33 years, and was named a General Partner of the firm in 1979. Mr. Tucker received a B.S. from the Georgia Institute of Technology and an M.B.A. from the Wharton School of the University of Pennsylvania.


Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon a review of Forms 3, 4, and 5 furnished to us during or with respect to our most recently completed fiscal year, we believe that all of our directors, officers, and 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table provides summary information concerning compensation paid or accrued by us to, or on behalf of, our "Named Executive Officers," which are our Chief Executive Officer and our five most highly compensated executive officers serving as executive officers at December 31, 2000. The aggregate amount of perquisites and other personal benefits, securities or property received by each of the Named Executive Officers was less than either $50,000 or 10% of the total annual salary and bonus reported for that Named Executive Officer:


                                                                                     Long Term
                                                       Annual Compensation         Compensation
                                                  ------------------------------      Awards
                                                                                   ------------
                                                                                      Shares        All Other
                                                  Year      Salary        Bonus     Underlying     Compensation
 Name and Principal Position                                  ($)          ($)        Options         ($)(1)
                                                  ----      -------   ----------    ----------     ------------

 D. Gregory Smith                                 2000      162,000           --      100,000          471
      President, Chief Executive Officer and      1999      162,000           --        1,100          471
      Chairman

 James A. Kitchen                                 2000      162,000           --           --           --
      Senior Vice President-Chief Architect       1999      162,000           --       27,500           --

 J. Bryan Bunting                                 2000      162,000           --       75,000         1146
      Senior Vice President-Engineering and       1999      162,000           --       27,500         1146
      Technical Services

 Charles W. McDonough                             2000      162,000           --       75,000          777
      Senior Vice President-Chief Technology      1999      162,000           --       27,500          777
      Officer

 N. Dumas Garrett                                 2000      150,000           --       75,000           --
      Senior Vice President- Finance &            1999        6,250           --      275,000           --
      Administration

 John M. Hutchens                                 2000      150,000           --           --           --
      Senior Vice President-Chief Financial       1999       42,500           --      242,000           --
      Officer

---------------
(1) Amounts shown reflect premiums paid on behalf of the Named Executive Officer for term life insurance.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table contains information concerning the stock option grants made to each of the Named Executive Officers during the fiscal year ended December 31, 2000, subject to the following:

         The options described below were granted pursuant to the Company's 1998 Equity Participation Plan. The options vest over a three-year period commencing on the grant date and expire ten years thereafter (unless the employee at the time of the grant owned more than 10% of the total combined voting power of all classes of stock, in which case they expire over five years).

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


                                                     Individual Grants

                                                                   Weighted
                         Number of Shares       % of Total          Average                        Potential Realizable
                         of Common Stock     Options Granted       Exercise                          Value at Assumed
                            Underlying         to Employees          Price       Expiration    Annual Rates of Stock Price
         Name            Options Granted       in 2000 (%)          ($/sh)          Date       Appreciation for Option Term
         ----            ----------------   ------------------     --------      ----------    ----------------------------
                                                                                                   5% ($)      10% ($)
                                                                                                   ------      -------

D. Gregory Smith             100,000               3.03              15.00        5/25/2005         414,422         915,765

James A. Kitchen                  --                 --                 --               --              --              --

J. Bryan Bunting              75,000               2.27              13.00        5/25/2010         613,172       1,553,899

Charles W. McDonough          75,000               2.27              13.00        5/25/2010         613,172       1,553,899

N. Dumas Garrett              75,000               2.27              13.00        5/25/2010         613,172       1,553,899

John M. Hutchens                  --                 --                 --               --              --              --


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUE TABLE

         The following table shows information concerning stock option exercises during 2000 and stock option values as of the year ending December 31, 2000 by each of the Named Executive Officers. The value of unexercised in-the-money options is determined by subtracting the exercise price from the fair market value of the common stock based on $5.1875, the closing price of Z-Tel common stock as of December 29, 2000, multiplied by the number of shares underlying the options.

                          Shares                Number of Securities Underlying         Value of Unexercised
                         Acquired                Unexercised Options at Fiscal     In-the-Money Options at Fiscal
                            on         Value             Year-End (#)                       Year-End ($)
                         Exercise    Realized    ----------------------------      ----------------------------
         Name               (#)         ($)      Exercisable    Unexercisable      Exercisable    Unexercisable
--------------------     --------    --------    -----------    -------------      -----------    -------------

D. Gregory Smith              --           --      550,489         100,611            851,882            946
James A. Kitchen          27,473      205,635      517,944          32,083            784,968         23,642
J. Bryan Bunting              --           --      222,222         145,728            327,339         82,748
Charles W. McDonough          --           --      155,427         114,583            495,155        334,644
N. Dumas Garrett              --           --       91,667         258,333                 --             --
John M. Hutchens          55,000      277,613       48,278         138,722             28,371        141,854

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the compensation committee of the Board of Directors during the year ended December 31, 2000 were Messrs. Bowden and Ortale, both of whom are non-employee directors. The compensation committee is responsible for all decisions concerning executive officer compensation, including decisions regarding grants of stock options.

DIRECTOR COMPENSATION

         Directors do not currently receive any cash compensation for services rendered to Z-Tel in their capacities as directors. Pursuant to the terms of the 2000 Equity Participation Plan of Z-Tel Technologies, Inc., upon initial election to the Board of Directors each outside director receives options to purchase 1,100 shares of Z-Tel's common stock. Each outside director also receives options to purchase an additional 1,100 shares of Z-Tel's common stock at the time of each annual meeting of stockholders at which such director is reelected or is continuing as a member of the Board of Directors.

EXECUTIVE EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND
CHANGE-IN-CONTROL ARRANGEMENTS

         We have entered into the following employment agreements:

                                                          Annual
          Officer                    Term                 Salary                      Position
          -------                    ----                 ------                      --------

D. Gregory Smith        July 1998 - July 2001           $162,000     President, Chief Executive Officer and
                                                                     Chairman

Charles W. McDonough    August 1998 - August 2001       $162,000     Senior Vice President - Chief Technology
                                                                     Officer

J. Bryan Bunting        August 1998 - August 2001       $162,000     Senior Vice President - Engineering and
                                                                     Technical Services

James A. Kitchen        July 1998 - July 2001           $162,000     Senior Vice President - Chief Architect

John M. Hutchens        October 1999 - October 2001     $150,000     Senior Vice President - Chief Financial
                                                                     Officer



         The employment agreements with Messrs. Smith, McDonough, Bunting, Kitchen, and Hutchens also provide for:

         o automatic renewal for subsequent one year terms unless either party elects not to renew prior to 90 days from the end of the then current term of the agreement, except that Mr. Hutchens' agreement does not provide for automatic renewal;

         o a bonus or other incentive compensation in an amount to be determined by our compensation committee;

         o the payment of his base salary and any other benefits to which he would have been entitled for the term of the agreement if he is terminated without cause (as defined in the agreements);

         o generally, if a change of control occurs, the payment of two and nine-tenths (2.9) times his base salary and any incentive or bonus paid in the prior year if, within three years of the occurrence of a change of control, specified events occur, except that Mr. Hutchens' agreement does not contain these "change-of-control" provisions;

         o   his obligation to keep our nonpublic information confidential; and

         o his obligation not to compete with us in the United States and not to solicit our employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 23, 2001 (unless otherwise stated), the number of shares of our common stock, our Series D Preferred Stock, and our Series E Preferred Stock beneficially owned by:

         o each person who we know to be a beneficial owner of 5% or more of that class or series of stock;

         o   each of our directors;

         o   each of our Named Executive Officers; and

         o   all executive officers and directors as a group.


                                              Shares Beneficially Owned and Percentage of Class(1)
                                        --------------------------------------------------------------
                                                              Series D               Series E             Percentage
                                                              Preferred              Preferred             of Total
          Beneficial Owner              Common Stock    %       Stock         %        Stock        %    Voting Power
          ----------------              ------------   ----   ---------      ---     ---------     ---   ------------

D. Gregory Smith(2)(3)  . . . . . . .      7,896,442   23.0       *           *          *          *        18.3
Carol Jane Smith(2)(3)  . . . . . . .      5,500,000   16.3       *           *          *          *        12.9
G/CJ Investments, L.P.(3) . . . . . .      5,500,000   16.3       *           *          *          *        12.9
J. Bryan Bunting(4) . . . . . . . . .        486,597    1.4       *           *          *          *         1.1
James A. Kitchen(5) . . . . . . . . .      1,839,514    5.4       *           *          *          *         4.3
Charles W. McDonough(6) . . . . . . .        967,847    2.8       *           *          *          *         2.3
N. Dumas Garrett(7) . . . . . . . . .        179,861    *         *           *          *          *          *
John M. Hutchens(8) . . . . . . . . .        135,181    *         *           *          *          *          *
Mark S. Feighner  . . . . . . . . . .          9,000    *         *           *          *          *          *
Laurence S. Grafstein(9)  . . . . . .            275    *         *           *          *          *          *
Charles D. Hyman  . . . . . . . . . .         48,117    *         *           *          *          *          *
Eduard J. Mayer(10) . . . . . . . . .            275    *         *           *          *          *          *
Buford H. Ortale(11)  . . . . . . . .      3,785,986   10.6   1,304,250       27.8       *          *         8.5
Jeffrey A. Bowden(12) . . . . . . . .        451,161    1.3       *           *          *          *         1.1
Lawrence C. Tucker (13) . . . . . . .      6,250,000   15.6       *           *      4,166,667     100       12.8
Brown Brothers Harriman & Co.(13) . .      6,250,000   15.6       *           *      4,166,667     100       12.8
Fulmead Ventures Limited(14)  . . . .      2,723,520    8.0     250,000       5.3        *          *         6.3
BA Capital Company, L.P.(15)  . . . .      1,780,325    5.3       *           *          *          *         4.2
Gramercy Z-Tel, L.P.(16)  . . . . . .      4,636,779   13.1   1,041,666      22.2        *          *        10.5
Sewanee Z-Tel Partners, L.P.(11). . .      1,956,375    5.5   1,304,250      27.8        *          *         4.4
Richland Ventures III, L.P.(17) . . .      1,875,000    5.3   1,250,000      26.7        *          *         4.2
Falcon Global Fund, L.P.(18)  . . . .        500,000    1.5     333,333       7.1        *          *         1.2
All directors and officers as . . . .     23,242,490   52.4   1,304,250      27.8    4,166,667     100       43.7
group (19 persons)

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

(2) The address for each of Mr. and Mrs. Smith is c/o Z-Tel Technologies, Inc., 601 South Harbour Island Boulevard, Suite 220, Tampa, Florida 33602.

(3) D. Gregory Smith and Carol Jane Smith are husband and wife. The number of shares shown for D. Gregory Smith and for Carol Jane Smith each includes all of the shares held by G/CJ Investments, L.P., a Delaware limited partnership. G/CJ Investments, Inc., a Delaware corporation established and controlled by Mr. and Mrs. Smith, is the sole general partner of G/CJ

     Investments, L.P. The share amount also includes 550,642 shares for Mr. Smith that are deemed to be beneficially owned by him by virtue of certain stock options that are currently exercisable or become exercisable within 60 days. The address of G/CJ Investments, L.P. is 300 Delaware Avenue, Suite 900, Wilmington, DE 19801.

(4) Includes 256,597 shares deemed to be beneficially owned by Mr. Bunting by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days.

(5) Includes 537,041 shares deemed to be beneficially owned by Mr. Kitchen by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days.

(6) Includes 220,357 shares deemed to be beneficially owned by Mr. McDonough by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days.

(7) Includes 129,861 shares deemed to be beneficially owned by Mr. Garrett by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days.

(8) Includes 83,139 shares deemed to be beneficially owned by Mr. Hutchens by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days.

(9) Excludes 4,636,779 shares of Common Stock and 1,041,666 shares of Series D Preferred Stock deemed to be beneficially owned by Gramercy Z-Tel L.P., of which Mr. Grafstein is a senior officer. Mr. Grafstein disclaims beneficial ownership of the shares owned by Gramercy Z-Tel L.P. Also includes 275 shares deemed to be beneficially owned by Mr. Grafstein by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days.

(10) Includes 275 shares deemed to be beneficially owned by Mr. Mayer by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days. Does not include 2,348,520 shares of Common Stock owned directly by Fulmead Ventures Limited, which is beneficially owned by The Mayer Trust. Mr. Mayer is a principal beneficiary of The Mayer Trust. Mr. Mayer disclaims beneficial ownership of these shares as he does not have voting or dispositive power with respect to these shares.

(11) The number of shares of Common Stock shown for Mr. Ortale and Sewanee Z-Tel Partners, L.P. includes (a) 1,304,250 shares of Series D preferred stock presently convertible into shares of our Common Stock owned by Sewanee Z-Tel Partners, L.P., the general partner of which is a limited liability company of which Mr. Ortale is the principal member, and (b) 652,125 shares deemed to be beneficially owned by virtue of warrants presently convertible by Sewanee Z-Tel Partners, L.P. into shares of our Common Stock. In addition, the number of shares shown for Mr. Ortale includes 158,036 shares held by a general partnership with which Mr. Ortale is affiliated 68,622 shares held by a trust of which Mr. Ortale is a trustee, and 550 shares deemed to be beneficially owned by Mr. Ortale by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days.

(12) Includes 331,161 shares deemed to be beneficially owned by Mr. Bowden by virtue of stock options that are currently exercisable or which become exercisable within 60 days.

(13) Mr. Tucker does not own any shares directly. The number of shares shown for Mr. Tucker and Brown Brothers Harriman & Co. is derived from a
     Schedule 13D filed November 20, 2000 filed jointly by Brown Brothers Harriman & Co., The 1818 Fund III, L.P., T. Michael Long and Lawrence C. Tucker. Each of these parties is shown to have shared voting and dispositive power with respect to all of the shares shown. Of the shares of Common Stock shown for Mr. Tucker and Brown Brothers Harriman & Co., 4,166,667 shares are deemed to be beneficially owned by virtue of shares of Series E preferred stock presently convertible into shares of our Common Stock, and 2,083,333 shares are deemed to be beneficially owned by virtue of warrants presently convertible into shares of our Common Stock. The address of Brown Brothers Harriman & Co. is 59 Wall Street, New York, New York 10005.

(14) This information is derived from a Schedule 13D dated February 4, 2000 filed jointly by The Mayer Trust, Eduard J. Mayer, Mutual Risk Management Ltd., Mutual Risk Management (Holdings) Limited, Hemisphere Trust (Jersey) Limited, Hemisphere Trustees Limited, Hemisphere Nominees Limited, Hemisphere Investments Limited, and Fulmead Ventures Limited. Each of these parties is shown to have shared voting and dispositive power with respect to all of the shares shown. Eduard J. Mayer disclaims beneficial ownership of the shares shown. The address of Fulmead Ventures Limited is Akara Bldg., 24 Castro Street, Wickhams Cay I, Road Town, Tortola, British Virgin Islands.

(15) This information is derived from a Schedule 13D dated February 14, 2000 filed jointly by BA Capital Company, L.P., BA SBIC Management, LLC, BA Equity Management, L.P., BA Equity Management GP, LLC, Walter W. Walker, Jr., and Bank of America Corporation. Each of these parties is shown to have sole voting and dispositive power with respect to all of the shares shown. The address of BA Capital Company, L.P., is 901 Main Street, 22nd Floor, Dallas, TX 75202-3714.

(16) This information is derived from a Schedule 13G dated September 8, 2000 filed jointly by Gramercy Z-Tel L.P., Gramercy Z-Tel LLC and Communicapital Partners (Cayman), L.P. Each of these parties is shown to have shared voting and dispositive power with respect to all of the shares shown. Of the shares of Common Stock shown, 1,041,666 shares are deemed to be beneficially owned by virtue of shares of Series D preferred stock presently convertible into shares of our Common Stock, and 520,833 shares are deemed to be beneficially owned by virtue of warrants presently convertible into shares of our Common Stock. The address of Gramercy Z-Tel L.P. is 712 Fifth Avenue, New York, NY 10019.

(17) Of the shares of Common Stock shown, 1,250,000 shares are deemed to be beneficially owned by virtue of shares of Series D preferred stock presently convertible into shares of our Common Stock, and 625,000 shares are deemed to be beneficially owned by virtue of warrants presently convertible into shares of our Common Stock. The address of Richland Ventures III, L.P. is 200 31st Avenue North, Suite 200, Nashville, TN 37203.

(18) Of the shares of Common Stock shown, 333,333 shares are deemed to be beneficially owned by virtue of shares of Series D preferred stock presently convertible into shares of our Common Stock, and 166,667 shares are deemed to be beneficially owned by virtue of warrants presently convertible into shares of our Common Stock. The address of Falcon Global Fund, L.P. is c/o KFAED Investment Department, Box 2921, Safat 13030, Kuwait.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PURCHASES OF COMMON STOCK

         In agreements dated September 1, 1998, each of James A. Kitchen, Charles W. McDonough and J. Bryan Bunting, together referred to as the officer investors, purchased, in the aggregate, 2,310,000 shares of our common stock for an aggregate purchase price of $2.63 million. In connection with the purchase of these shares, we loaned: (1) $750,000 to Mr. Kitchen for the purchase price of 660,000 of his shares; (2) $468,750 to Mr. McDonough for the purchase price of 550,000 of his shares and (3) $187,500 to Mr. Bunting for the purchase price of 220,000 of his shares. These loans, which bear interest at an 8% annual rate and mature on December 31, 2001, are secured by a pledge to us of the common stock. The largest amount of indebtedness under the notes during 2000 was $500,000; $468,750; and $187,500, respectively and the outstanding note balances as of March 23, 2001 were $0; $468,750; and $0, respectively.

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

Purchase of Series D Preferred Stock

         In August 2000, we raised funds through the private placement of 4,688,247 shares of Series D Preferred Stock at a price of $12.00 per share. Each purchaser of Series D Preferred Stock also received warrants to purchase one share of Z-Tel's common stock for every two shares of Series D Preferred Stock purchased. Certain of our 5% shareholders invested in this private placement, on the same terms as other investors in the August 2000 private placement, as follows: Gramercy Z-Tel L.P. - 1,041,666 shares and 520,833 warrants; Sewanee Z-Tel Partners, L.P., with which Buford H. Ortale is affiliated - 1,304,250 shares and 652,125 warrants; Richland Ventures III, L.P.
- 1,250,000 shares and 625,000 warrants; Fulmead Ventures Limited, with which Eduard J. Mayer is affiliated - 250,000 shares and 125,000 warrants; and Falcon Global Fund, L.P. - 333,333 shares and 166,667 warrants.

Purchase of Series E Preferred Stock

         In November 2000, The 1818 Fund III, L.P., purchased 4,166,667 shares of Series E Preferred Stock and a warrant to purchase up to 2,083,333 shares of Z-Tel's common stock, for an aggregate purchase price of approximately $50 million.

Transactions involving Breckenridge Securities Corporation

         During the period covered by this report, based on an agreement entered into by Mr. Hyman before he became one of our directors, Mr. Hyman received a total of $167,625 from Breckenridge Securities Corporation (BSC), which fee was paid from amounts paid by us to BSC in connection with its involvement in our issuances of Series D and Series E Convertible Preferred Stock.

Transactions with Olympus Management Group, Inc.

         Since January 1, 2000, Z-Tel Communications, Inc., one of our wholly owned subsidiaries, has sub-sub leased, on a month-to-month basis, three pieces of real property from Olympus Management Group, Inc., an entity of which Mr. Smith is a 100% shareholder. The rental obligation under these sub-sub leases is $11,900 per month. The sub-sub leases are terminable by either party at any time.

Guarantee of Margin Loan of James Kitchen

         In December 2000, we agreed to guarantee Mr. Kitchen's margin loan, which is secured by certain shares of our common stock owned by Mr. Kitchen, in the principal amount of approximately $900,000. In connection with that guarantee, Mr. Kitchen executed a Pledge and Security Agreement in which Mr. Kitchen granted to us a security interest in all shares of our common stock owned by Mr. Kitchen as well as in all of his other tangible and intangible property. In addition, Mr. Kitchen entered into a Secured Promissory Note providing that, should any amounts be drawn on our guarantee by the creditor who made the margin loan to Mr. Kitchen, such amounts would be considered advances under the Secured Promissory Note and would bear interest until paid.

Transactions involving James Corman

         In May 2000, as a result of a change of control provision that was triggered by our acquisition of Touch 1, Touch 1 purchased a building used to house its technology infrastructure from its lessor, Brookwood, L.L.C., a limited liability company of which Mr. Corman is a significant shareholder, for $3.53 million.

         During the period covered by this report, Touch 1 made total interest payments in the amounts of $67,342, $199,367 and $3,213,112 on notes payable to Mr. Corman, a trust of which Mr. Corman is a co-trustee and a beneficiary and a limited liability company with which Mr. Corman is associated, respectively.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1. The following financial statements of Z-Tel Technologies, Inc. and the report thereon of PricewaterhouseCoopers LLP dated February 23, 2001 are filed as part of this report:

         Report of Independent Certified Public Accountants.

         Consolidated Balance Sheets, December 31, 2000, and December 31, 1999.

         Consolidated Statements of Operations for the years ended December 31, 2000, December 31, 1999 and the period January 15, 1998 (Inception) through December 31, 1998.

         Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2000, December 31, 1999 and the period January 15, 1998 (Inception) through December 31, 1998.

         Consolidated Statements of Cash Flows for the years ended December 31, 2000, December 31, 1999 and the period January 15, 1998 (Inception) through December 31, 1998.


         Notes to Financial Statements.

2.       The following Financial Statement Schedules are included herein:

         Schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

3. The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated, and are incorporated herein by this reference):

Exhibit
Number           Description
------           -----------

2.1 Agreement and Plan of Merger dated April 10, 2000 by and among Z-Tel Technologies, Inc., Tiger Acquisition Subsidiary, Inc., Touch 1 Communications, Inc., and certain shareholders of Touch 1 Communications, Inc.(A)

3.1 Amended and Restated Certificate of Incorporation of Z-Tel, as amended(B)

3.2               Amended and Restated Bylaws of Z-Tel(C)

4.1               Form of Common Stock Certificate(C)

4.2 See Exhibits 3.1 and 3.2 of this Form 10-K for provisions of the Amended and Restated Certificate of Incorporation, as amended, and the Bylaws of Z-Tel defining rights of security holders

4.3 Stock Purchase Agreement, dated July 6, 2000, by and between the Registrant and the various purchasers of the Registrant's Series D Convertible Preferred Stock(D)

4.4 Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions relating to the Registrant's Series D Convertible Preferred Stock(D)

4.5 Form of Registration Rights Agreement by and between the Registrant and each of the purchasers of the Registrant's Series D Convertible Preferred Stock(D)

4.6 Form of Warrant for the purchase of shares of common stock of the Registrant by each of the purchasers of the Registrant's Series D Convertible Preferred Stock(D)

4.7 Stock and Warrant Purchase Agreement, dated October 19, 2000, by and among the Registrant and The 1818 Fund III, L.P.(E)

4.8 Certificate of Designation of 8% Convertible Preferred Stock, Series E, Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Such Series of Preferred Stock(E)

4.9 Registration Rights Agreement between and among the Registrant and The 1818 Fund III, L.P.(E)

4.10 Warrant for the purchase of shares of common stock of the Registrant by The 1818 Fund III, L.P.(E)

4.11              Certificate of Designations of Series F Junior Participating
                  Preferred Stock

4.12 Rights Agreement dated as of February 19, 2001 between Z-Tel Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent(F)

10.1.1 Stockholders' Agreement dated October 8, 1999, between and among the Company, BA Capital Corporation, Sewanee Partners II, L.P., Gramercy Z-Tel LLC and the other parties set forth therein(C)

10.1.2            Employment Agreement dated July 1998 between the Company and
                  D. Gregory Smith(C)

10.1.3 Employment Agreement dated September 1999 between the Company and John Hutchens(C)

10.1.4 Employment Agreement dated August 1998 between the Company and Charles W. McDonough(C)

10.1.5 Employment Agreement dated August 1998 between the Company and J. Bryan Bunting(C)

10.1.6 Employment Agreement dated July 1998 between the Company and James A. Kitchen(C)

10.1.7 Investment Agreement dated March 15, 1999 between the Company and CMB Capital LLC(C)

10.2.1            1998 Equity Participation Plan(C)

10.2.2            2000 Equity Participation Plan(G)

10.3 Form of Employment Agreement for certain key Touch 1 employees, including James F. Corman, President of Touch 1(A)

10.4 Receivables Sales Agreement dated as of July 27, 2000 by and between Z-Tel Communications, Inc., as seller and subservicer, Touch 1 Communications, Inc., as seller and subservicer, and RFC Capital Corporation, as purchaser.(D)

10.5 Form of Indemnification Agreement for executive officers and directors of the Company

10.6 Loan and Guaranty Agreement dated January 11, 2001 between the Company and James A. Kitchen

10.7 Secured Promissory Note dated January 11, 2001 delivered by James A. Kitchen to the Company

10.8 Pledge and Security Agreement dated January 11, 2001 between James A. Kitchen and the Company

10.9 Promissory Note, dated September 10, 1999, between Touch 1 Communications, Inc. and Corman Elegre Capital

10.10 Promissory Note, dated May 11, 1999, between Touch 1 Communications, Inc. and Corman Elegre Capital

10.11 Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. and William F. Corman (First Revocable Trust)

10.12 Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. and James F. Corman

21                List of Subsidiaries

23                Consent of PricewaterhouseCoopers LLP

--------------
(A) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Current Report on Form 8-K filed April 28, 2000.

(B) Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8, filed on July 18, 2000.

(C) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

(D) Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2000, filed on August 14, 2000.

(E) Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2000, filed on November 14, 2000.

(F) Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A Registration Statement filed February 21, 2001.

(G) Incorporated by reference to Appendix B to the Registrant's Preliminary Proxy Statement filed on April 14, 2000.

(b) The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 30th day of March, 2001.

                                          Z-TEL TECHNOLOGIES, INC.

                                          By: /s/ D. Gregory Smith
                                             ----------------------------------
                                                  D. Gregory Smith, President
                                                  and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE                            TITLE                          DATE
------------------------------------------------------------------------------

/s/ D.  Gregory Smith
------------------------     President, CEO, Chairman         March 30, 2001
D.  Gregory Smith            of the Board and Director
                             (Principal Executive Officer)

/s/ N. Dumas Garrett
------------------------     Senior Vice President --         March 30, 2001
N. Dumas Garrett             Finance and Administration
                             (Principal Financial and
                             Accounting Officer)

/s/ Charles W. McDonough
-------------------------    Senior Vice President-           March 26, 2001
Charles W. McDonough         Chief Technology Officer,
                             and Director

/s/ Jeffrey A.  Bowden
-------------------------    Director                         March 25, 2001
Jeffrey A.  Bowden

/s/ Charles D. Hyman
-------------------------    Director                         March 26, 2001
Charles D. Hyman

/s/ Eduard J.  Mayer
-------------------------    Director                         March 29, 2001
Eduard J.  Mayer

/s/ Buford H.  Ortale
-------------------------    Director                         March 26, 2001
Buford H.  Ortale

/s/ Laurence S. Grafstein
-------------------------    Director                         March 26, 2001
Laurence S. Grafstein

/s/ Mark S. Feighner
-----------------------      Director                         March 26, 2001
Mark S. Feighner

/s/ Lawrence C. Tucker
-----------------------      Director                         March 26, 2001
Lawrence C. Tucker