Form 10-Q
period 2001-03-31
Z TEL TECHNOLOGIES INC
filed 2001-05-14
CIK 1096509

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                        Commission File Number 000-28467

                            Z-TEL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                          59-3501119
-------------------------------                   ------------------------------
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

         At May 11, 2001 the Registrant had outstanding 33,821,466 shares of $.01 par value common stock.

                              Z-TEL TECHNOLOGIES, INC.

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 2001
                   and December 31, 2000                                     3

         Condensed Consolidated Statements of Operations for the
                  three months ended March 31, 2001 and 2000                 4

         Condensed Consolidated Statement of Changes in Stockholders'
                  Equity and Comprehensive Loss for the three
                  months ended March 31, 2001                                5

         Condensed Consolidated Statements of Cash Flows for the
                  three months ended March 31, 2001 and 2000                 6

         Notes to Condensed Consolidated Financial Statements                7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  16

Item 2.  Changes in Securities and Use of Proceeds                          17

Item 6.  Exhibits and Reports on Form 8-K                                   17

SIGNATURES                                                                  21

Z-Tel Technologies, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share data)

                                                                                        MARCH 31,        DECEMBER 31,
                                                                                           2001              2000
                                                                                       -----------       ------------
ASSETS                                                                                 (UNAUDITED)
Current assets:
    Cash and cash equivalents, including restricted cash of $1,267                      $  31,587         $  46,650
    Accounts receivable, net of allowance for doubtful
        accounts of $12,570 and $9,026                                                     68,525            65,432
    Prepaid expenses and other current assets                                              11,852             7,159
                                                                                        ---------         ---------
      Total current assets                                                                111,964           119,241

Property and equipment, net                                                                63,387            59,200
Intangible assets, net                                                                     62,944            64,267
Other assets                                                                                4,475             3,753
                                                                                        ---------         ---------

        Total assets                                                                    $ 242,770         $ 246,461
                                                                                        =========         =========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
      STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                            $  57,770         $  44,693
    Deferred revenue                                                                        8,225             7,666
    Current portion of long-term debt and capital lease obligations                         8,175             7,637
                                                                                        ---------         ---------
      Total current liabilities                                                            74,170            59,996

Long-term debt and capital lease obligations                                               12,142            12,780
                                                                                        ---------         ---------

        Total liabilities                                                                  86,312            72,776
                                                                                        ---------         ---------

Mandatorily redeemable convertible preferred stock, $.01 par value; 50,000,000 shares authorized; 8,854,914 issued and outstanding (aggregate liquidation
      value of approximately $110,055 and $84,585)                                         87,142            84,585
                                                                                        ---------         ---------

Commitments and contingencies (Notes 4 and 6)

Stockholders' equity:
    Common stock, $.01 par value; 150,000,000
        shares authorized; 34,110,788 and 34,033,910 shares issued;
        33,831,113 and 33,754,235 outstanding, respectively                                   341               340
    Notes receivable from stockholders                                                       (839)             (839)
    Unearned stock compensation                                                              (221)             (255)
    Additional paid-in capital                                                            225,081           227,304
    Accumulated deficit                                                                  (154,710)         (137,130)
    Accumulated other comprehensive loss                                                      (18)               (2)
    Treasury stock, 279,675 shares at cost                                                   (318)             (318)
                                                                                        ---------         ---------

      Total stockholders' equity                                                           69,316            89,100
                                                                                        ---------         ---------

        Total liabilities, mandatorily redeemable convertible preferred stock
             and stockholders' equity                                                   $ 242,770         $ 246,461
                                                                                        =========         =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Z-Tel Technologies, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          2001                 2000
                                                     ---------------------------------
                                                                (UNAUDITED)
Revenues                                             $     75,044         $     13,976
                                                     ------------         ------------

Operating expenses:
    Network operations                                     43,302                9,830
    Sales and marketing                                    12,761                6,819
    Research and development                                2,367                1,299
    General and administrative                             30,203               10,461
    Depreciation and amortization                           6,041                2,088
                                                     ------------         ------------

      Total operating expenses                             94,674               30,497
                                                     ------------         ------------

      Operating loss                                      (19,630)             (16,521)
                                                     ------------         ------------

Nonoperating income (expense):
    Interest and other income                               2,918                1,286
    Interest and other expense                               (868)                (241)
                                                     ------------         ------------

      Total nonoperating income                             2,050                1,045
                                                     ------------         ------------

Net loss                                                  (17,580)             (15,476)

      Less mandatorily redeemable convertible
           preferred stock dividends and accretion         (2,544)                  --
                                                     ------------         ------------

Net loss attributable to common stockholders         $    (20,124)        $    (15,476)
                                                     ============         ============

Weighted average common shares outstanding             33,790,809           31,940,556
                                                     ============         ============

Basic and diluted net loss per share                 $       (.60)        $       (.48)
                                                     ============         ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)



                                              COMMON STOCK        NOTES
                                           -----------------   RECEIVABLE     UNEARNED    ADDITIONAL                   OTHER
                                                        PAR       FROM         STOCK       PAID-IN    ACCUMULATED  COMPREHENSIVE
                                             SHARES    VALUE  STOCKHOLDERS  COMPENSATION   CAPITAL      DEFICIT        LOSS
                                           ----------  -----  ------------  ------------  ----------  -----------  -------------
Balance, December 31, 2000                 33,754,235    340      (839)         (255)       227,304    (137,130)        (2)

Issuance of common stock for exercise
     of stock options                          49,378      1                                    117
Issuance of common stock for the
    purchase of software                       27,500     --                                    155
Vesting of stock options granted below
    intrinsic value                                                               34
Accelerated vesting of stock options                                                             49
Mandatorily redeemable convertible
    preferred dividends and stock
    accretion                                                                                (2,544)

Net loss                                                                                                (17,580)
Foreign currency translation adjustment                                                                                (16)



Comprehensive loss
                                           ----------  -----    ------        ------      ---------   ---------      -----
Balance, March 31, 2001                    33,831,113  $ 341    $ (839)       $ (221)     $ 225,081   $(154,710)     $ (18)
                                           ==========  =====    ======        ======      =========   =========      =====


                                                               TOTAL
                                             TREASURY      STOCKHOLDERS'
                                               STOCK           EQUITY
                                             --------     ----------------
Balance, December 31, 2000                     (318)            89,100

Issuance of common stock for exercise
     of stock options                                              118
Issuance of common stock for the
    purchase of software                                           155
Vesting of stock options granted below
    intrinsic value                                                 34
Accelerated vesting of stock options                                49
Mandatorily redeemable convertible
    dividends and preferred stock accretion                     (2,544)

Net loss                                                       (17,580)
Foreign currency translation adjustment                            (16)
                                                             ---------

Comprehensive loss                                             (17,596)
                                             ------          ---------
Balance, March 31, 2001                      $ (318)         $  69,316
                                             ======          =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                         2001          2000
                                                                      ----------     ---------
                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $ (17,580)     $ (15,476)
                                                                      ---------      ---------
Adjustments to reconcile net loss to net cash used in
      operating activities:
    Depreciation and amortization                                         6,041          2,088
    Provision for bad debts                                               4,309            652
    Expense charged for granting of stock options                            83             --
      Increase in accounts receivable                                    (7,402)        (9,375)
      Increase in prepaid expenses and other current assets                (628)          (840)
      Increase in other assets                                           (5,087)          (229)
      Increase in accounts payable and accrued liabilities               13,077          2,203
      Increase in deferred revenue                                          559          1,128
      Other                                                                  78            (43)
                                                                      ---------      ---------
        Total adjustments                                                11,030         (4,416)
                                                                      ---------      ---------
        Net cash used in operating activities                            (6,550)       (19,892)
                                                                      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from note receivable                                             7             --
    Issuance of note receivable                                            (100)            --
    Purchases of property and equipment                                  (7,460)        (9,201)
    Purchase of securities                                                   --           (700)
                                                                      ---------      ---------
        Net cash used in investing activities                            (7,553)        (9,901)
                                                                      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                 118            382
    Proceeds from notes receivable                                                         366
    Payments on long-term debt obligations                               (1,078)       (14,099)
                                                                      ---------      ---------
        Net cash used in financing activities                              (960)       (13,351)
                                                                      ---------      ---------
Net decrease in cash and cash equivalents                               (15,063)       (43,144)
Cash and cash equivalents, beginning of period                           46,650        101,657
                                                                      ---------      ---------

Cash and cash equivalents, end of period                              $  31,587      $  58,513
                                                                      =========      =========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.       NATURE OF BUSINESS

         DESCRIPTION OF BUSINESS

         Z-Tel Technologies, Inc. and subsidiaries ("Z-Tel" or the "Company") incorporated in Delaware on January 15, 1998 as Olympus Telecommunications Group, Inc. In March 1998, Olympus Telecommunications Group, Inc. changed its name to Z-Tel Technologies, Inc. Z-Tel Technologies, Inc. is the parent Company. The Company has eight wholly owned subsidiaries: Z-Tel Communications, Inc., Z-Tel Business Networks, Inc., Z-Tel Holdings, Inc., Z-Tel Communications of Virginia, Inc., Z-Tel, Inc., Z-Tel Network Services, Inc., Z-Tel Investments, Inc., and Touch 1 Communications, Inc. and Subsidiaries.

         Z-Tel is an emerging provider of advanced, integrated telecommunications services targeted to residential subscribers. Z-Tel offers local and long distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet and certain personal digital assistants. Z-Tel offers its Z-Line Home Edition service, at least on an initial test basis, in nineteen states. Z-Tel also provides long-distance telecommunications services to customers nationally.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

         NEW ACCOUNTING PRONOUNCEMENT

         Statement of Financial Account Standard ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" will be applied prospectively for transfers of financial assets occurring after March 31, 2001. The SFAS replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration.

         SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and service assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Management is addressing the impact that adoption will have on the Company's financial position and results of operations.

3.       ACCOUNTS RECEIVABLE AGREEMENT

         In July 2000, the Company entered into an accounts receivable agreement with RFC Capital Corporation, a division of Textron, Inc. ("RFC"), providing for the sale of certain of the Company's accounts receivable to RFC. RFC has agreed to purchase up to $25.0 million of the Company's accounts receivable, at any given time, with provisions for a commitment of up to $50.0 million, at any given time, subject to successful syndication of the receivable program by RFC.

         In connection with the accounts receivable agreement described above, the Company sold approximately $31.5 million of receivables in the first quarter of 2001. Cash received from the sale was approximately $20.8 million and is included in cash flows from operating activities. At March 31, 2001, a net amount receivable relating to the sale of approximately $10.7 million is included in accounts receivable and the costs related to the agreement of approximately $0.1 million are included in interest and other expense.

4.       COMMITMENTS AND CONTINGENCIES

         The Company has disputed billings and access charges from certain inter-exchange carriers (IXCs) and incumbent local exchange carriers (ILECs). The Company contends the invoicing of billings and access charges received from certain IXCs and ILECs are not in accordance with the interconnection, service level, or tariff agreements entered between the Company and certain IXCs and ILECs. The Company has not paid for a portion of these disputes and management believes that the Company will prevail in these disputes. At March 31, 2001 the disputed amount calculated was approximately $12.4 million.

5.       COMPUTATION OF NET LOSS PER SHARE

         Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share assumes the exercise of common stock equivalents for which market price exceeds exercise price, less shares assumed purchased by the Company with related proceeds. Incremental shares of common stock equivalents are not included in the calculation

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         of net loss per share as the inclusion of such equivalents would be anti-dilutive; therefore, for each of the periods presented basic and diluted net loss per share are the same.

         Net loss per share is calculated as follows:

                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                             2001                 2000
                                                                         ------------         ------------
          BASIC AND DILUTED NET LOSS PER SHARE:
              Net loss attributable to common stockholders:
                Net loss                                                 $    (17,580)        $    (15,476)
                Less mandatorily redeemable convertible
                     preferred stock dividends and accretion                   (2,544)                  --
                                                                         ------------         ------------

                  Net loss attributable to common stockholders           $    (20,124)        $    (15,476)
                                                                         ============         ============

              Weighted average common shares outstanding                   33,790,809           31,940,556
                                                                         ============         ============

              Basic and diluted net loss per share                       $      (0.60)        $      (0.48)
                                                                         ============         ============


         For each of the periods presented, basic and diluted net loss per share are the same. Unexercised options to purchase 8,144,400 and 7,180,530 shares of common stock, unexercised warrants to purchase 5,297,767 and 637,332 shares of common stock, mandatorily redeemable convertible preferred stock convertible into 9,043,481 and 0 shares of common stock for the three months ended March 31, 2001 and 2000, respectively, which could potentially dilute basic earnings per share in the future, were not included in the computation of diluted net loss per share.

6.       LEGAL AND REGULATORY PROCEEDINGS

         On March 15, 2001, the Company filed a lawsuit against AT&T Corp. (AT&T). The Company alleged that AT&T has received originating and terminating access service from the Company and has unlawfully withheld access charges for such services. The Company currently seeks damages from AT&T in the amount of approximately $7.9 million, and has alleged the Company is entitled to late fees and interest on such amount and any future amounts, consequential damages, punitive damages, attorney's fees and costs. The Company also has asked the Court to enter an order directing AT&T to pay access charges to the Company in the future if AT&T continues to use its service. AT&T has filed an answer and counterclaims and has moved to stay the proceedings. The Company has filed a motion to dismiss AT&T's counterclaims and has opposed the motion to stay. The Court has not ruled on any of the pending motions.

         In the ordinary course of business, the Company is involved in legal proceedings that are generally incidental to its operations. In addition, from time to time, the Company is the subject of customer complaints filed with the state utility commissions of the states in which it operates or the FCC. Most complaints are handled informally. While there can be no

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED) (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         assurance of the ultimate disposition of incidental legal proceedings or customer complaints, the Company does not believe their disposition will have a material adverse effect on the Company's consolidated results of operations or financial position.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with the condensed consolidated financial statements and related notes and other sections of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of certain factors. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, rapid expansion, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, dependence on key personnel, uncertainty of government regulation, legal and regulatory uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement. In addition to these factors, other factors that could affect the Company's financial results are described in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001.

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

Z-Line Home Edition is our principal service offering. Z-Line Home Edition includes low-priced local and long distance (1+) residential telephone services using a customer's existing telephone number, bundled with enhanced features, including caller identification, call forwarding, three-way calling, speed calling, and remote access to long distance calling through our Z-Line Anywhere access card service, the full functionality of the Z-Line Features and, for an additional fee, Internet access. We offer Z-Line Home Edition service, at least on an initial marketing basis, in nineteen states.

We intend to continue to pursue offering Z-Line Home Edition in additional states as soon as favorable pricing and implementation rules are imposed in those states. We have also developed other bundled combinations of our services at varied price points in order to stimulate and expand customer interest in our services. For example, we have begun to offer, in five states, a lower price version of Z-Line Home Edition that includes fewer bundled long distance minutes and features. Additional long distance minutes and features are being offered separately for an additional monthly fee. We also have offered to all of our Z-Line Home Edition subscribers the ability, through our member-to-member program, to make unlimited long distance telephone calls to other Z-Line Home Edition subscribers for an additional monthly fee.

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

Touch 1 Long Distance is our (1+) long distance product. Touch 1 Long Distance is also available nationwide, although we are not actively marketing the service.

We completed the acquisition of Touch 1 Communications, Inc. ("Touch 1"), on April 14, 2000. The purchase price of Touch 1 consisted of 1.1 million shares of our common stock and $9.0 million in cash. The acquisition was accounted for as a purchase business combination. Touch 1 provides employees in sales, provisioning, and customer service. This acquisition provided us with the opportunity to further grow our back-office operations to provide capacity for market entry into new states.

RESULTS OF OPERATIONS QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000

REVENUES. Revenues increased by $61.0 million to $75.0 million for the quarter ended March 31, 2001, compared to $14.0 million for the same quarter in the prior year. The increase is attributable to average Home Edition subscriber lines of 360,000 for the quarter ended March 31, 2001, compared to 63,000 for the same quarter in the prior year. The purchase of Touch 1 provided an additional increase in revenue of $6.7 million from its existing 1+ long-distance offering for the quarter ended March 31, 2001. The following tables outline the approximate number of subscriber lines for Z-Line Home Edition, Z-Line Anywhere and Touch 1 (1+) long distance services as of the end of the period:

TYPE OF SERVICE                          March 31, 2001      March 31, 2000
Z-Line Home Edition                         380,000             86,000

Z-Line Anywhere and Touch 1 (1+)
    Long Distance Services                  234,000              8,100

NETWORK OPERATIONS. Network operations expense increased by $33.5 million to $43.3 million for the quarter ended March 31, 2001, compared to $9.8 million for the same quarter in the prior year. Our gross margin increased to 42.3% for the quarter ended March 31, 2001, compared to 29.7% for the same period in the prior year. The network operations expense primarily consists of fixed and variable transmission expenses for interconnection agreements with incumbent local exchange carriers (ILECs), service level agreements with inter-exchange carriers (IXCs), and transmission services based on tariff arrangements. The increase in network operation expenses and improved margins is the result of our subscriber growth.

SALES AND MARKETING. Sales and marketing expense increased $6.0 million to $12.8 million for the quarter ended March 31, 2001, compared to $6.8 million for the same quarter in the prior year. The sales and marketing expense primarily consists of telemarketing, direct mail, brand awareness advertising, agent commissions and salaries and benefits paid to employees engaged in sales for the same quarter in the prior year and marketing activities.

The increase is attributable to an overall increase in sales, marketing, and advertising activities. We had increased telemarketing in the first quarter of 2001 compared to the same quarter in the prior year because of offering service to nineteen states in 2001 compared to three states for the same quarter in the prior year. We increased the use of radio and billboard advertising in 2001, especially in the states in which we recently introduced service. The radio and billboard advertising, coupled with commissions from our various agent programs contributed to the increase in our sales and marketing expense in 2001.

We are intensifying our focus on sales and marketing channels with lower acquisition costs per subscriber for 2001. We have eliminated direct mail campaigns that resulted in higher than anticipated acquisition and operating costs. We also will be reducing our telemarketing hours through the closure of a call center resulting in approximately 80 telemarketers and 12 support positions being eliminated. We believe our roll-out of the member-to-member campaign to all states in which we offer Z-Line Home Edition, coupled with the introduction of our online sales channel and electronic agent program, should contribute to lower acquisition costs during the next quarter and throughout 2001. We will continue to build the overall awareness of our "Z" brand, and pursue alliances and ventures with other companies.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $1.1 million to $2.4 million for the quarter ended March 31, 2001, compared to $1.3 million for the same quarter in the prior year. Our research and development expenses consist primarily of salaries and benefits paid to employees engaged in research and development activities and outside third party development costs. The increase in research and development is a result of increased employees in this area at March 31, 2001 compared to the same quarter in 2000.

In accordance with generally accepted accounting principles, we have capitalized $1.3 and $0.4 million of salary and related costs for research and development relating to the development of internal use software, rather than expensing these costs in research and development, at March 31, 2001 and 2000, respectively.

We partnered with an outside consulting firm to establish an electronic gateway to increase our provisioning and overall order processing efficiency. In addition to assisting with improving operations, our research and development team is working to develop speech recognition and other new service offerings to provide consumers with more reasons to become and remain our customers.

GENERAL AND ADMINISTRATIVE. General and administrative expense increased $19.7 million to $30.2 million for the quarter ended March 31, 2001, compared to $10.5 million for the same quarter in the prior year. Increases in employee salaries, bad debt expense, billing and collection expense, occupancy costs, and provisioning costs were necessary to support the growth we experienced. Increases in subscriber lines have created increased support and operating expense that have contributed to increased general and administrative expense in 2001.

The overall increase in general and administrative costs is a result of our support of an average of 360,000 subscriber lines in the first quarter 2001 compared to an average of 63,000 subscriber lines for the same quarter in the prior year. Additional employees for our back-office operation were required during 2001 to support the nineteen states in which we now provide service. The reduction in workforce resulting from implementing our electronic gateway during the first quarter of 2001 contributed to some reduction in overall general and administrative expense, however, the complete benefits of this reduction will not be fully recognized until the second quarter of 2001.

The increase in bad debt expense during the first quarter of 2001 resulted from supporting additional subscribers and a write-off of certain carrier access related receivables. We continue to evaluate our operations for efficiencies and the opportunity for any improvements in customer provisioning, billing, and collection. We are evaluating our employee staffing requirements as they relate to increased efficiency and expect to see reductions in the next quarter. We expect our efforts will provide us with efficiencies that will provide an overall reduced general and administrative cost per subscriber.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $3.9 million to $6.0 million for the quarter ended March 31, 2001, compared to $2.1 million for the same quarter in the prior year. The increase in depreciation and amortization is primarily due to higher levels of fixed assets and capitalized software, as well as intangible assets related to our purchase of Touch 1 in April 2000.

INTEREST AND OTHER INCOME. Interest and other income increased $1.6 million to $2.9 million for the quarter ended March 31, 2001, compared to $1.3 million for the same quarter in the prior year. Interest and other income includes late fees from subscriber and carrier receivables, interest earned from our cash balances invested in interest bearing accounts and any gains from the sale of investments or securities. The increase was primarily due to $2.5 million in late fees charged on customer and carrier access related receivables. This increase was partially offset by the lower interest earned on cash investments as a result of lower cash balances for the quarter ended March 31, 2001 compared to the first quarter of 2000.

INTEREST AND OTHER EXPENSE. Interest and other expense increased $0.7 million to $0.9 million for the quarter ended March 31, 2001, compared to $0.2 million for the same quarter in the prior year. Our interest expense is a result of the interest charged on our capital lease and other debt obligations. The increase in 2001 is from the assumption of debt from the Touch 1 acquisition and certain expenses associated with the sale of our accounts receivable.

INCOME TAX EXPENSE. No provision or benefit for federal or state income taxes has been recorded due to the recording of a full valuation allowance against the net deferred tax asset for the quarters ended March 31, 2001 and 2000.

NET LOSS. Our net loss increased $2.1 million to $17.6 million for the quarter ended March 31, 2001, compared to $15.5 million in the same quarter in the prior year. This increase was due primarily to the increases in expenses described above.

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS. Our net loss attributable to common stockholders increased $4.6 million to $20.1 million for the quarter ended March 31, 2001, compared to $15.5 million for the same quarter in the prior year. This increase was due primarily to the increases in expenses described above and the issuance of the Series D and E Preferred Stock. In conjunction with the Series D and E Preferred we recorded $2.5 million of non-cash charges relating to cumulative dividends and preferred stock accretion during the first quarter of 2001.

EBITDA. Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of evaluating our financial performance. EBITDA is not a measure under generally accepted accounting principles, is not meant to be a replacement for generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. We have included EBITDA data because it is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results. Our negative EBITDA decreased $0.8 million to $13.6 million for the quarter ended March 31, 2001, compared to $14.4 million for the first quarter of 2000. We expect to achieve positive EBITDA on a monthly basis sometime during the second half of 2001. We believe the attainment of positive EBITDA will primarily arise from our strategic growth which is focused on improved operating efficiencies and lowered subscriber acquisition costs.

LIQUIDITY AND CAPITAL RESOURCES The competitive local telecommunications service business is traditionally considered to be a capital intensive business owing to the significant investments required in fiber optic communication networks and the co-location of switches and transmission equipment in incumbent local exchange carriers' central offices. Although we will continue our capital expenditures, we do not expect the growth of our business will require the levels of capital investment in fiber optics and switches that existed in historical telecommunications facilities-based models. Instead, we will devote significant amounts of our capital resources to continued operations, software development and marketing efforts that we have designed to achieve penetration of our target markets.

We have incurred accumulated losses since our inception as a result of developing our business, research and development, building and maintaining network infrastructure and technology, sales and promotion of our services, and administrative expenditures. At March 31, 2001, we had an accumulated deficit of $154.7 million and $31.6 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, a sale-leaseback credit facility, a receivables sale agreement, and an initial public offering that raised net proceeds of $109.1 million.

On February 14, 2000, we paid $14.4 million to extinguish the outstanding CMB Capital, LLC capital lease obligation and purchase the related assets. This was the repayment of transactions involving the sale-leaseback of various furniture and equipment payable over four years from the date of the transactions. This transaction accounted for a $1.6 million increase in the carrying value of our assets, resulting from the payments made to terminate the lease and the carrying value of our capital lease obligation. This $1.6 million was added to the value of the assets purchased and is depreciated over the estimated remaining useful lives in accordance with FASB Interpretation No. 26, Accounting for Purchase of a Leased Asset by the Lessee during the Term of the Lease, an interpretation of FASB Statement No. 13.

Net cash used in operating activities improved by $13.3 million to $6.6 million for the quarter ended March 31, 2001 compared to $19.9 million for the same quarter in the prior year. The improvement resulted from increased cash collections on our receivables and slower payment of accounts payable.

Included in our net cash used in operating activities for the quarter ended March 31, 2001 was the sale of $31.5 million of receivables for proceeds of $20.8 million. At March 31, 2001, a net amount receivable relating to the sale of $10.7 million is included in accounts receivable and the cost relating to the agreement of $0.1 million are included in interest and other expense.

We had payments on long-term debt and capital lease obligations totaling $1.1 million for the quarter ended March 31, 2001. These payments primarily relate to the debt we assumed in the Touch 1 acquisition. Our payments for the first quarter of 2001 are substantially less than the $14.4 million paid for the same quarter in the prior year due to the extinguishment of our sale-leaseback facility.

Our capital expenditures for the quarter ended March 31, 2001 were $7.5 million compared to $9.2 in the same quarter of the prior year. During 2000 our efforts were directed toward enhancing our network and billing infrastructure. Our focus in 2001 has been to conserve capital and focus on profitability.

Our ongoing capital requirements will depend on several factors, including market acceptance of our services, the amount of resources we devote to investments in our networks, facilities, build-out of additional enterprise management centers, services development and brand promotions, the resources we devote to sales and marketing of our services, and other factors. As growth dictates, we expect to make strategic investments in technology and our network architecture in the future.

Our debt is primarily fixed rate related party that is primarily payable in monthly installments through 2004. We paid a $3.0 million balloon payment due on a loan in May 2001. We will make investments in sales and marketing to build our overall "Z" brand and build awareness about our member-to-member service and lower priced service offerings in an attempt to attract new customers. We will focus on what we expect to be more efficient marketing channels such as our on-line agent program and expect to lower acquisition costs per subscriber.

In the quarter ended March 31, 2001 we eliminated approximately 20% of our workforce through a formal reduction in force, a hiring freeze, and normal attrition. During the second quarter of 2001, we will examine the possibility of further reductions, consistent with our goals of slower growth and our strategic focus on profitability. We expect the above and other factors to result in the achievement of positive EBITDA on a monthly basis during the second half of 2001 and positive cash flow from operations sometime thereafter. We believe that we have sufficient funding to execute our current business plan; however, any acceleration or change to the business plan may require additional equity or debt financing which may not be available on attractive terms, or at all, or may be dilutive.

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

The fair value of our investment portfolio or related income and our long-term debt obligations would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term or fixed nature of these types of items.


Part II - Other Information

ITEM 1.  LEGAL PROCEEDINGS

1. Case Number 1:01CV00551; Z-Tel Communications, Inc. v AT&T Corp.; in the United States District Court for the District of Columbia.

         On March 15, 2001, we filed the captioned suit. In that suit, we have alleged that AT&T has received originating and terminating access service from us and has unlawfully withheld access charges for such services from us. We seek damages from AT&T in the current amount of approximately $7.9 million, and have alleged we are entitled to late fees and interest on such amount and any future amounts, consequential damages, punitive damages, attorney's fees and costs. We also have asked the Court to enter an order directing AT&T to pay access charges to us in the future if AT&T continues to use our services. AT&T has filed an answer and counterclaims and has moved to stay the proceedings. We have filed a motion to dismiss AT&T's counterclaims and have opposed the motion to stay. The Court has not ruled on any of the pending motions.

2. In March 2001, Z-Tel management informed John Hutchens, our senior vice president-chief financial officer, that we had commenced a search that could result in his possible replacement as chief financial officer. Mr. Hutchens and the company have been engaged since that time in discussions regarding severance arrangements. Pending the outcome of these negotiations, Mr. Hutchens remains an employee of the company, but is no longer performing the duties of chief financial officer. The company is currently seeking a chief financial officer and, in the interim, Dumas Garrett is serving as acting chief financial officer of the company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

RECENT SALES OF UNREGISTERED SECURITIES

         On February 21, 2001, we issued 27,500 shares of our common stock, $0.01 par value (the "Common Stock") to DiPub, Inc. ("DiPub") in connection with our purchase of software from DiPub. We believe that this transaction is exempt from registration based on Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

         The following exhibits are filed as part of this report:

Exhibit
Number         Description
--------       -----------
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

3.1 Amended and Restated Certificate of Incorporation of Z-Tel, as amended(B)

3.2            Amended and Restated Bylaws of Z-Tel(C)

4.1            Form of Common Stock Certificate(C)

4.2 See Exhibits 3.1 and 3.2 of this Form 10-Q for provisions of the Amended and Restated Certificate of Incorporation, as amended, and the Bylaws of Z-Tel defining rights of security holders

4.3            Stock Purchase Agreement, dated July 6, 2000, by and between the
               Registrant and the various purchasers of the Registrant's Series
               D Convertible Preferred Stock(D)

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

4.9 Registration Rights Agreement between and among the Registrant and The 1818 Fund III, L.P.(E)

4.10 Warrant for the purchase of shares of common stock of the Registrant by The 1818 Fund III, L.P.(E)

4.11           Certificate of Designation of Series F Junior Participating
               Preferred Stock(H)

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

10.5 Form of Indemnification Agreement for executive officers and directors of the Company(H)

10.6           Loan and Guaranty Agreement dated January 11, 2001 between the
               Company and James A. Kitchen(H)

10.7           Secured Promissory Note dated January 11, 2001 delivered by James
               A. Kitchen to the Company(H)

10.8           Pledge and Security Agreement dated January 11, 2001 between
               James A. Kitchen and the Company(H)

10.9           Promissory Note, dated September 10, 1999, between Touch 1
               Communications, Inc. and Corman Elegre Capital(H)

10.10          Promissory Note, dated May 11, 1999, between Touch 1
               Communications, Inc. and Corman Elegre Capital(H)

10.11          Promissory Note, dated September 10, 1999, from Touch 1
               Communications, Inc. and William F. Corman (First Revocable
               Trust)(H)

10.12          Promissory Note, dated September 10, 1999, from Touch 1
               Communications, Inc. and James F. Corman(H)


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

(F) Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A Registration Statement filed February 21, 2001.

(G) Incorporated by reference to Appendix B to the Registrant's Preliminary Proxy Statement filed on April 14, 2000.

(H) Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Annual Report on Form 10-K for the annual period ending December 31, 2000, filed on March 30, 2001.


         (b)   Reports on Form 8-K.

         During the period covered by this report, we filed one Current Report on Form 8-K on February 21, 2001, which Report reported our adoption of a Stockholder Rights Plan pursuant to a Rights Agreement and declared a dividend of Preferred Stock Purchase Rights in connection therewith.

                            Z-TEL TECHNOLOGIES, INC.
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's principal financial officer, thereunto duly authorized.




                                        Z-TEL TECHNOLOGIES, INC.
                                        (Registrant)





Date:  May 14, 2001                     By: /s/  N. Dumas Garrett
                                            ------------------------------------
                                            N. Dumas Garrett
                                            Senior Vice President--Finance and
                                            Administration
                                            (Authorized officer of Registrant
                                            and principal financial officer)