Form 10-Q
period 2001-06-30
Z TEL TECHNOLOGIES INC
filed 2001-08-13
CIK 1096509

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number 000-28467

Z-TEL TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	59-3501119

(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

601 South Harbour Island Boulevard, Suite 220
Tampa, Florida 33602

(Address of Principal Executive Offices)

(813) 273-6261

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    [X]                          No    [    ]

     At August 10, 2001 the Registrant had outstanding 34,036,470 shares of $.01 par value common stock.

Z-TEL TECHNOLOGIES, INC.
INDEX

Z-Tel Technologies, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $1,267	$9,710	$46,650
Accounts receivable, net of allowance for doubtful accounts of $10,928 and $9,026	32,080	65,432
Prepaid expenses and other current assets	7,321	7,159

Total current assets	49,111	119,241

Property and equipment, net	59,585	59,200
Intangible assets, net	6,860	64,267
Other assets	4,856	3,753

Total assets	$120,412	$246,461

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$46,212	$44,693
Deferred revenue	7,732	7,666
Current portion of long-term debt and capital lease obligations	5,572	7,637

Total current liabilities	59,516	59,996

Long-term debt and capital lease obligations	12,062	12,780

Total liabilities	71,578	72,776

Mandatorily redeemable convertible preferred stock, $.01 par value; 50,000,000 shares authorized; 8,854,914 issued and outstanding (aggregate liquidation value of approximately $112,205 and $84,585)	90,189	84,585

Commitments and contingencies (Notes 6, 8 and 9)

Stockholders’ equity (deficit):
Common stock, $.01 par value; 150,000,000 shares authorized; 34,316,145 and 34,033,910 shares issued; 34,036,470 and 33,754,235 outstanding, respectively	343	340
Notes receivable from stockholders	(1,659)	(839)
Unearned stock compensation	(188)	(255)
Additional paid-in capital	222,943	227,304
Accumulated deficit	(262,453)	(137,130)
Accumulated other comprehensive loss	(23)	(2)
Treasury stock, 279,675 shares at cost	(318)	(318)

Total stockholders’ equity (deficit)	(41,355)	89,100

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit)	$120,412	$246,461

The accompanying notes are an integral part of these financial statements.

Z-Tel Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Revenues	$73,142	$40,157	$148,186	$54,133

Operating expenses:
Network operations	41,718	25,137	85,020	34,967
Sales and marketing	8,873	10,635	21,634	17,454
Research and development	2,555	1,790	4,922	3,089
General and administrative	62,197	20,878	92,400	31,339
Asset impairment charge	59,194	—	59,194	—
Depreciation and amortization	6,483	4,404	12,524	6,492

Total operating expenses	181,020	62,844	275,694	93,341

Operating loss	(107,878)	(22,687)	(127,508)	(39,208)

Nonoperating income (expense):
Interest and other income	1,352	455	4,270	1,741
Interest and other expense	(1,217)	(823)	(2,085)	(1,064)

Total nonoperating income (expense)	135	(368)	2,185	677

Net loss	(107,743)	(23,055)	(125,323)	(38,531)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(3,047)	—	(5,591)	—

Net loss attributable to common stockholders	$(110,790)	$(23,055)	$(130,914)	$(38,531)

Weighted average common shares outstanding	33,880,327	33,042,008	33,835,392	32,499,640

Basic and diluted net loss per share	$(3.27)	$(0.70)	$(3.87)	$(1.19)

The accompanying notes are an integral part of these financial statements.

Z-Tel Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Comprehensive Loss
(In thousands, except for share data)
(Unaudited)

							Accumulated
	Common Stock		Notes Receivable	Unearned	Additional		Other		Total
			from	Stock	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Par Value	Stockholders	Compensation	Capital	Deficit	Loss	Stock	Equity (Deficit)

Balance, December 31, 2000	33,754,235	$ 340	$ (839)	$ (255)	$ 227,304	$ (137,130)	$ (2)	$ (318)	$ 89,100
Issuance of common stock for exercise of stock options	254,735	3	(820)		1,001				184
Issuance of common stock for the purchase of software	27,500	—			155				155
Vesting of stock options granted below intrinsic value				67					67
Accelerated vesting of stock options					49				49
Mandatorily redeemable convertible dividends and preferred stock accretion					(5,566)				(5,566)

Net loss						(125,323)			(125,323)
Foreign currency translation adjustment							(21)		(21)

Comprehensive loss									(125,344)

Balance, June 30, 2001	34,036,470	$343	$(1,659)	$(188)	$222,943	$(262,453)	$(23)	$(318)	$(41,355)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Z-Tel Technologies, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(In thousands, except share and per share data)
(Unaudited)

	Six Months Ended
	June 30,
	2001	2000

Cash flows from operating activities:
Net loss	$(125,323)	$(38,531)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,524	6,492
Provision for bad debts	42,934	2,380
Asset impairment charge	59,194	—
Expense charged for granting of stock options	116	—
Increase in accounts receivable	(9,582)	(25,762)
Increase in prepaid expenses and other current assets	(4,109)	(3,552)
Increase in accounts payable and accrued liabilities	1,519	13,363
Increase in deferred revenue	66	3,376
Other	(52)	181

Total adjustments	102,610	(3,522)

Net cash used in operating activities	(22,713)	(42,053)

Cash flows from investing activities:
Proceeds from note receivable	7	—
Issuance of note receivable	(100)	—
Purchases of property and equipment	(9,261)	(20,154)
Purchase of securities	—	(1,050)
Purchase of Touch 1, net of cash acquired	—	(8,955)

Net cash used in investing activities	(9,354)	(30,159)

Cash flows from financing activities:
Proceeds from exercise of stock options	184	1,317
Proceeds from notes receivable	—	1,144
Payments on long-term debt obligations	(5,057)	(21,250)

Net cash used in financing activities	(4,873)	(18,789)

Net decrease in cash and cash equivalents	(36,940)	(91,001)
Cash and cash equivalents, beginning of period	46,650	101,657

Cash and cash equivalents, end of period	$9,710	$10,656

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

Z-Tel Technologies, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data)

1.	Nature of Business

Description of Business

Z-Tel Technologies, Inc. and subsidiaries (“Z-Tel” or the “Company”) incorporated in Delaware on January 15, 1998 as Olympus Telecommunications Group, Inc. In March 1998, Olympus Telecommunications Group, Inc. changed its name to Z-Tel Technologies, Inc. The Company has eight wholly owned subsidiaries.

Z-Tel is an emerging provider of advanced, integrated telecommunications services targeted to residential subscribers. Z-Tel offers local and long distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet and certain personal digital assistants. Z-Tel offers its Z-Line Home Edition service, at least on an initial test basis, in thirty-four states. Z-Tel also provides long-distance telecommunications services to customers nationally.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2000, included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

NEW ACCOUNTING PRONOUNCEMENT

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standard (“SFAS”) NO. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 addresses the initial recognition and

Z-Tel Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data)

measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt SFAS No. 141 and SFAS No. 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions occurring subsequent to June 30, 2001.

As of June 30, 2001, Z-Tel Technologies had $6.9 million of intangible assets, net of accumulated amortization of $2.2 million. The Company is still assessing the impact that the adoption of SFAS No. 142 will have on its future operations and statement of position.

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” has been applied prospectively for transfers of financial assets occurring after March 31, 2001. SFAS No. 140 replaces SFAS No. 125,“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125’s provisions without reconsideration.

SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Management believes that its current account policies and procedures related to the transfer and servicing of financial assets comply with SFAS No. 140.

3.	Accounts Receivable Agreement

In July 2000, the Company entered into an accounts receivable agreement with RFC Capital Corporation (“RFC”), a division of Textron, Inc., providing for the sale of certain of the Company’s accounts receivable to RFC. RFC has agreed to purchase up to $25.0 million of the Company’s accounts receivable at any given time.

In connection with the accounts receivable agreement described above, the Company sold approximately $80.1 million of accounts receivable, for the six months ended June 30, 2001. Cash received from these sales and advances on unbilled receivables was approximately $57.7 million and is included in cash flows from operating activities. At June 30, 2001, a net receivable servicing asset of approximately $8.5 million is included in accounts receivable and approximately $4.4 million of advances on unbilled receivables are included in accounts payable and accrued liabilities. The costs related

Z-Tel Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data)

to the agreement of approximately $0.2 and $0.5 million are included in interest and other expense for the three and six months ended June 30, 2001, respectively.

4.	Accounts Receivable Write-Off

During second quarter 2001, management performed detailed analysis of accounts receivable and also reviewed its credit policies relating specifically to acceptance of and provisioning of service to new customers. As a result of the analysis and subsequent change in credit policy, the Company switched its focus from collection efforts on overdue and delinquent account balances to a stringent credit policy surrounding customer acceptance and a collection effort focused on less delinquent accounts. The detailed analysis and change in credit policy lead the Company to write-off delinquent receivables and revise the estimates used to develop the allowance for doubtful accounts in the current period and future periods.

As a result of the receivables write-off, an additional $29.9 million of bad debt expense was recorded in general and administrative expense for the three months ended June 30, 2001.

5.	Asset Impairment

In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of,” management assesses on an ongoing basis if there has been impairment in the carrying value of its long-lived assets. As a result of management’s decision in the second quarter to reduce telemarketing efforts, a majority of the operations and assets of telemarketing centers acquired from Touch 1 Communications, Inc. (“Touch 1”) have been either voluntarily closed or sold. On June 30, 2001, the telemarketing centers sold accounted for approximately $1.0 million in property, plant and equipment. For these assets, the Company received 270,000 shares of preferred stock of the privately-held acquiring company and a note receivable of approximately $0.5 million. The loss recorded from this transaction equated to approximately $1.0 million.

As a result of the decision to reduce telemarketing efforts noted above and the subsequent transactions, management performed an assessment of the value of the intangible assets recorded in the Touch 1 acquisition. In the second quarter 2001, it was determined that undiscounted future cash flows over the remaining amortization period of certain intangible assets indicated that the value assigned to the intangible asset might not be recoverable. Therefore, the Company undertook an effort to determine the amount of expense to be recorded relating to the impairment.

The carrying value of the goodwill and identifiable intangibles recorded on the books approximated $61.7 million prior to the impairment analysis. The Company calculated the fair value of goodwill by performing a discounted cash flow analysis related to the remaining assets acquired in the Touch 1 purchase. As the Company determined that it would effectively cease any telemarketing efforts in the future, the sole remaining assets from the Touch 1 purchase were certain amounts of property, plant and equipment and intangibles (consisting of customer lists and goodwill) acquired in the Touch 1 transaction. Assuming an attrition rate of 4.5% and a discount rate of 17.5% over an 18 month period, it was determined that the

Z-Tel Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data)

remaining operations acquired from Touch 1 have a liquidation value which approximates to the carrying value of the customer lists acquired from Touch 1. At June 30, 2001, the carrying value of the identifiable intangibles associated with the customer lists was approximately $6.8 million. Therefore, the Company recorded a loss of $54.9 million, the difference between the carrying value of all intangibles and the carrying value of the customer lists.

The Company recorded an additional $4.3 million of impaired asset charges, composed of $3.0 million relating to unrealizable software and development projects, $0.9 million of worthless telemarketing property and equipment, and $0.4 million of securities deemed to be worthless.

6.	Commitments and Contingencies

The Company has disputed billings and access charges from certain inter-exchange carriers (IXCs) and incumbent local exchange carriers (ILECs). The Company contends the invoicing of billings and access charges received from certain IXCs and ILECs are not in accordance with the interconnection, service level, or tariff agreements entered between the Company and certain IXCs and ILECs. The Company has not paid for a portion of these disputes and management believes that the Company will prevail in these disputes. At June 30, 2001 the total disputed amounts from all IXCs and ILECs was approximately $12.3 million.

7.	Computation of Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share assumes the exercise of common stock equivalents for which market price exceeds exercise price, less shares assumed purchased by the Company with related proceeds. Incremental shares of common stock equivalents are not included in the calculation of net loss per share, as the inclusion of such equivalents would be anti-dilutive; therefore, for each of the periods presented basic and diluted net loss per share are the same.

Net loss per share is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

Basic and diluted net loss per share:
Loss attributable to common stockholders:
Net loss	$(107,743)	$(23,055)	$(125,323)	$(38,531)
Less mandatorily convertible redeemable preferred stock dividends	(3,047)	—	(5,591)	—

Loss attributable to common stockholders	$(110,790)	$(23,055)	$(130,914)	$(38,531)

Weighted average common shares outstanding	33,880,327	33,042,008	33,835,392	32,499,640

Basic and diluted net loss per share	$(3.27)	$(0.70)	$(3.87)	$(1.19)

Z-Tel Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data)

The following table outlines the shares of common stock equivalents that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted net loss per share:

	Six Months Ended
	June 30,

	2001	2000

Unexercised stock options	7,805,470	9,421,912
Unexercised warrants	5,274,023	637,332
Mandatorily redeemable convertible preferred stock convertible into common shares	3,521,999	—

8.	Legal and Regulatory Proceedings

On March 15, 2001, the Company filed a lawsuit against AT&T Corp. (AT&T). The Company alleged that AT&T had received originating and terminating access service from the Company and had unlawfully withheld access charges for such services. The Company settled the lawsuit as outlined in the subsequent events footnote.

In the ordinary course of business, the Company is involved in legal proceedings that are generally incidental to its operations. In addition, from time to time, the Company is the subject of customer complaints filed with the state utility commissions of the states in which it operates or the FCC. Most complaints are handled informally. While there can be no assurance of the ultimate disposition of incidental legal proceedings or customer complaints, the Company does not believe their disposition will have a material adverse effect on the Company’s consolidated results of operations or financial position.

9.	Subsequent Events

In July 2001, the Company extended its agreement with RFC under substantially similar terms for an additional year.

In July 2001, the Company filed a Certificate of Designation authorizing the issuance of 175 shares of Series G junior convertible preferred stock (“Series G Preferred”). The Company has the ability to obtain up to $17.5 million in funding from the issuance of Series G Preferred. On July 2, 2001, the execution date of the agreement, the Company issued warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.01 per share. On July 5, 2001, the Company issued 80 shares of Series G Preferred for aggregate proceeds of $8.0 million, initially convertible into common stock at a conversion rate of $2.00 per share, subject to adjustment. The Series G Preferred agreement provides the Company with the option to sell additional Series G Preferred at a conversion price equal to the lesser of $2.25 or 115% of the average of the volume-weighted average of all trades reported by the NASDAQ over the five trading days immediately preceding the issue date. The Series G Preferred is convertible into common stock shares initially by dividing the gross proceeds by the weighted average conversion price of the Series G Preferred sold, which conversion price is subject to adjustment. The Series G Preferred is mandatorily redeemable 5 years from September 18, 2001, has a 12% cumulative dividend and has certain liquidation rights.

Z-Tel Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share data)

In July 2001, AT&T and the Company agreed to settle a lawsuit in which the Company alleged that AT&T had received originating and terminating access service from the Company and had unlawfully withheld access charges for such services. In connection with that settlement, the Company resolved the issues relating to charges for access services rendered. The Company entered into a switched access agreement setting forth terms and conditions under which AT&T will purchase access services from the Company in the future.

During June and July 2001, three separate class action lawsuits were filed against the Company, certain current and former directors and officers (the “D&Os”) and firms engaged in the underwriting (the “Underwriters”) of our initial public offering of stock (the “IPO”). Each of the lawsuits is based on the allegations that our registration statement on Form S-1, filed with the Securities and Exchange Commission (“SEC”) in connection with the IPO, contained untrue statements of material fact and omitted to state facts necessary to make the statements made not misleading by failing to disclose that the underwriters had received additional, excessive and undisclosed commissions from, and had entered into unlawful tie-in and other arrangements with, certain customers to whom they allocated shares in the IPO. Plaintiffs have asserted claims against us and the D&Os pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs seek an undisclosed amount of damages, as well as pre-judgment and post-judgment interest, costs and expenses, including attorneys’ fees, experts’ fees and other costs and disbursements. As of the filing of this quarterly report on Form 10-Q, only one complaint has been served, and the time for filing an answer or other pleading has not yet run. Further, certain class plaintiffs have moved to consolidate the actions and be appointed lead plaintiffs.

In August 2001, the Company sold 95 shares of Series G Preferred stock for aggregate proceeds of $9.5 million, initially convertible into common stock at a rate of $1.2274, subject to adjustment. The Company has received the maximum amount of funding in connection with the issuance of Series G Preferred Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with the condensed consolidated financial statements and related notes and other sections of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of certain factors. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, rapid expansion, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, dependence on key personnel, uncertainty of government regulation, legal and regulatory uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement. In addition to these factors, other factors that could affect the Company’s financial results are described in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001.

OVERVIEW

We are an emerging provider of advanced, integrated telecommunications services targeted primarily to residential subscribers. For management purposes, we are organized into one reportable operating segment. We offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet, and certain digital assistants. The nature of our business is rapidly evolving, and we have a limited operating history. As a result, we believe that period-to-period comparisons of our revenues and operating results, including our network operations and other operating expenses as a percentage of total revenue, are not meaningful and should not be relied upon as indicators of future performance. We do not believe that our historical growth rates are indicative of future results.

Z-Line Home Edition is our principal service offering. Z-Line Home Edition includes low-priced local and long distance (1+) residential telephone services using a customer’s existing telephone number, bundled with enhanced features, including caller identification, call forwarding, three-way calling, speed calling, and remote access to long distance calling through our Z-Line Anywhere access card service, the full functionality of the Z-Line Features and, for an additional fee, Internet access. We offer Z-Line Home Edition service, at least on an initial test basis, in thirty-four states.

We intend to continue to pursue offering Z-Line Home Edition in additional states as soon as favorable pricing and implementation rules are imposed in those states. We have also developed other bundled combinations of our services at varied price points in order to stimulate and expand customer interest in our services. For example, we have begun to offer, in seven states, a lower price version of Z-Line Home Edition that includes fewer bundled long distance minutes and features. Additional long distance minutes and features are being offered separately for an additional monthly fee. We also have offered to all of our Z-Line Home Edition subscribers the ability, through our member-to-member program, to make unlimited long distance telephone calls to other Z-Line Home Edition subscribers for an additional monthly fee.

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

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company, which occurred in the quarter and six months ended June 30, 2001 compared to the quarter and six months ended June 30, 2000. The following tables summarize the approximate changes in selected operating items and include dollar changes, percentage changes and percent of net sales to facilitate the discussions that follow.

	Three Months Ended		Amount	Percentage
	June 30,		Change	Change
			Fav/	Fav/	Percent of Revenues
	2001	2000	(Unfav)	(Unfav)	2001	2000

	(In thousands, except percentages)
Revenues	$73.1	$40.2	$32.9	82%	100%	100%

Operating expenses:
Network operations	41.7	25.1	(16.6)	(66)	57	62
Sales and marketing	8.9	10.6	1.7	16	12	26
Research and development	2.5	1.8	(0.7)	(39)	3	4
General and administrative	62.2	20.9	(41.3)	(198)	85	52
Impairment of assets	59.2	—	(59.2)	(100)	81	0
Depreciation and amortization	6.5	4.4	(2.1)	(48)	9	11

Total operating expenses	181.0	62.8	(118.2)	(188)	248	156

Operating loss	(107.9)	(22.6)	(85.3)	(377)	(148)	(56)

Nonoperating income (expense):
Interest income	1.4	0.4	1.0	250	2	1
Interest expense	(1.2)	(0.8)	(0.4)	50	(2)	(2)

Total nonoperating income (expense)	0.2	(0.4)	0.6	(150)	0	(1)

Net loss	(107.7)	(23.0)	(84.7)	(368)	(147)	(57)
Less mandatorily convertible redeemable preferred stock dividends	(3.0)	—	(3.0)	(100)	(4)	0

Net loss attributable to common stockholders	$(110.7)	$(23.0)	$(87.7)	(381)%	(151)%	(57)%

EBITDA	$(101.4)	$(18.2)	$(83.2)	(457)%	(139)%	(45)%

	Six Months Ended		Amount	Percentage
	June 30,		Change	Change
			Fav/	Fav/	Percent of Revenues
	2001	2000	(Unfav)	(Unfav)	2001	2000

	(In thousands, except percentages)
Revenues	$148.2	$54.1	$94.1	174%	100%	100%

Operating expenses:
Network operations	85.0	35.0	(50.0)	(143)	57	65
Sales and marketing	21.7	17.4	(4.3)	(25)	15	32
Research and development	4.9	3.1	(1.8)	(58)	3	6
General and administrative	92.4	31.3	(61.1)	(195)	63	57
Impairment of assets	59.2	—	(59.2)	(100)	40	0
Depreciation and amortization	12.5	6.5	(6.0)	(92)	8	12

Total operating expenses	275.7	93.3	(182.4)	(195)	186	172

Operating loss	(127.5)	(39.2)	(88.3)	(225)	(86)	(72)

Nonoperating income (expense):
Interest income	4.3	1.7	2.6	153	3	3
Interest expense	(2.1)	(1.0)	(1.1)	(110)	(1)	(2)

Total nonoperating income (expense)	2.2	0.7	1.5	214	2	1

Net loss	(125.3)	(38.5)	(86.8)	(225)	(84)	(71)
Less mandatorily convertible redeemable preferred stock dividends	(5.6)		(5.6)	(100)	(4)	0

Net loss attributable to common stockholders	$(130.9)	$(38.5)	$(92.4)	(240)%	(88)%	(71)%

EBITDA	$(115.0)	$(32.7)	$(82.3)	(252)%	(78)%	(60)%

REVENUES

Revenues increased by $32.9 million to $73.1 million for the quarter ended June 30, 2001, compared to $40.2 million for the same quarter in the prior year. The increase is attributable to average Home Edition subscriber lines of 340,000 for the quarter ended June 30, 2001, compared to 129,000 for the same quarter in the prior year.

Revenues increased by $94.1 million to $148.2 million for the six months ended June 30, 2001, compared to $54.1 million for the same period in the prior year. The increase is attributable to average Home Edition subscriber lines of 320,000 for the six months ended June 30, 2001, compared to 105,000 for the same period in the prior year.

The following tables outline the approximate number of subscriber lines for Z-Line Home Edition, Z-Line Anywhere and Touch 1 (1+) long distance services:

TYPE OF SERVICE	June 30, 2001	June 30, 2000

Z-Line Home Edition	300,000	170,000

Z-Line Anywhere and Touch 1 (1+) Long Distance Services	210,000	301,500

NETWORK OPERATIONS

Network operations expense primarily consists of fixed and variable transmission expenses for interconnection agreements with incumbent local exchange carriers (ILECs), service level agreements with inter-exchange carriers (IXCs), and transmission services based on tariff arrangements.

Network operations expense increased by $16.6 million to $41.7 million for the quarter ended June 30, 2001, compared to $25.1 million for the same quarter in the prior year. Our gross margin increased to 43.0% for the quarter, compared to 37.4% for the same quarter in the prior year.

Network operations expense increased by $50.0 million to $85.0 million for the six months ended June 30, 2001, compared to $35.0 million for the same period in the prior year. Our gross margin increased to 42.6% for the six months ended June 30, 2001 compared to 35.4% for the same period in the prior year.

The increase in network operation expenses and improved margins primarily is the result of an increase in subscribers.

SALES AND MARKETING

Sales and marketing expense primarily consists of telemarketing, direct mail, brand awareness advertising, agent commissions and salaries and benefits paid to employees engaged in sales marketing activities.

Sales and marketing expense decreased $1.7 million to $8.9 million for the quarter ended June 30, 2001, compared to $10.6 million for the same quarter in the prior year. In the quarter ended June 30, 2001, we intensified our focus on sales and marketing channels with lower acquisition costs per subscriber. This focus led to the elimination of direct mail and certain independent agent programs and reduced telemarketing hours through the closure of a call center and the sale of two other call centers.

Sales and marketing expense increased $4.1 million to $21.6 million for the six months ended June 30, 2001, compared to $17.5 million for the same period in the prior year. The increase for the six months ended June 30, 2001 is a result of marketing to more states in 2001 compared to 2000. Although we are focused on lower acquisition costs, a reduction of these costs was only partially realized in the second quarter 2001.

We will continue to build the overall awareness of our “Z” brand, primarily through radio and billboard advertising, and pursue alliances and ventures with other companies. This brand advertising and a focus on partnering in future quarters should result in a continued lower acquisition cost per subscriber in 2001.

RESEARCH AND DEVELOPMENT

Research and development expense consists primarily of salaries and benefits paid to employees engaged in research and development activities and outside third party development costs.

Research and development expense increased $0.8 million to $2.6 million for the quarter ended June 30, 2001, compared to $1.8 million for the same quarter in the prior year.

Research and development expense increased $1.8 million to $4.9 million for the six months ended June 30, 2001, compared to $3.1 million for the same period in the prior year.

The increase in research and development expense for the quarter and six months ended June 30, 2001 compared to the same periods in the prior year is a result of increased employees and outside professional fees related to research and development.

In addition to assisting with improving operations, our research and development personnel are working to develop speech recognition and other new service offerings to provide additional functionality and service enhancements to our primary service offering. Z-Tel expects to continue to dedicate resources to research and development throughout 2001.

GENERAL AND ADMINISTRATIVE

Our general and administrative expense consists of employee salaries, bad debt expense, billing and collection expense, occupancy costs, and provisioning costs.

General and administrative expense increased $41.3 million to $62.2 million for the quarter ended June 30, 2001, compared to $20.9 million for the same quarter in the prior year.

General and administrative expense increased $61.1 million to $92.4 million for the six months ended June 30, 2001, compared to $31.3 million for the same period in the prior year.

The increase for the quarter and six months ended June 30, 2001 is the result of a write-off of accounts receivable that required the recording of an additional $29.9 million in bad debt expense during the second quarter of 2001. The remaining increases resulted from general and administrative expense necessary to support a larger subscriber base. We continue to evaluate our operations for efficiencies and our employee staffing requirements as they relate to increased efficiency and expect to see reductions as a percentage of revenue in the coming quarters. We expect our efforts to result in an overall reduced general and administrative cost per subscriber.

ASSET IMPAIRMENT CHARGE

We recorded a $59.2 million expense related to impaired assets in the second quarter of 2001.

In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of,” management assesses on an ongoing basis if there has been impairment in the carrying value of its long-lived assets. As a result of management’s decision in the second quarter to reduce telemarketing efforts, a majority of the operations and assets of telemarketing centers acquired from Touch 1 have been either voluntarily closed or sold. On June 30, 2001 the telemarketing centers sold accounted for approximately $1.0 million in property, plant and equipment. For these assets, we received 270,000 shares of preferred stock of the privately held acquiring Company and a note receivable of approximately $0.5 million. The loss recorded on this transaction equated to approximately $1.0 million.

As a result of the decision to reduce telemarketing efforts noted above and the subsequent transactions, management performed an assessment of the value of the intangible assets recorded in the Touch 1 acquisition. In the second quarter 2001, it was determined that undiscounted future cash flows over the remaining amortization period of certain intangible assets indicated that the value assigned to the intangible asset might not be recoverable. Therefore, the Company undertook an effort to determine the amount of expense to be recorded relating to the impairment.

The carrying value of the goodwill and identifiable intangibles recorded on the books approximated $61.8 million prior to the impairment analysis. We calculated the fair value of goodwill by performing a discounted cash flow analysis related to the remaining assets acquired in the Touch 1 purchase. As we determined that we would effectively cease any telemarketing efforts in the future, the sole remaining assets from the Touch 1 purchase were certain amounts of property, plant and equipment and intangibles (consisting of customer lists and goodwill) acquired in the Touch 1 transaction. Assuming an attrition rate of 4.5% and a discount rate of 17.5% over an 18 month period, it was determined that the remaining operations acquired from Touch 1 have a liquidation value which approximates the identifiable intangible assets associated with the carrying value of the customer lists acquired from Touch 1. At June 30, 2001, the carrying value of the identifiable intangible assets associated with the customer lists was approximately $6.8 million. Therefore, we recorded a loss of $54.9 million, the difference between the carrying value of all intangibles and the carrying value of the customer lists.

We recorded an additional $4.3 million charge associated with the impairment of assets, composed of $3.0 million relating to unrealizable software and development projects, $0.9 million of a worthless telemarketing property and equipment, and $0.4 million of securities deemed to be worthless.

DEPRECIATION AND AMORTIZATION.

Depreciation and amortization expense increased $2.1 million to $6.5 million for the quarter ended June 30, 2001, compared to $4.4 million for the same quarter in the prior year.

Depreciation and amortization expense increased $6.0 million to $12.5 million for the six months ended June 30, 2001, compared to $6.5 million for the same period in the prior year.

The increase in depreciation and amortization for the quarter and six months ended June 30, 2001 is primarily due to higher levels of fixed assets and capitalized software, as well as intangible assets related to our purchase of Touch 1 in April 2000.

INTEREST AND OTHER INCOME

Interest and other income includes late fees from subscriber and carrier receivables, interest earned from our cash balances invested in interest bearing accounts and any gains from the sale of investments or securities.

Interest and other income increased $0.9 million to $1.4 million for the quarter ended June 30, 2001, compared to $0.5 million for the same quarter in the prior year.

Interest and other income increased $2.6 million to $4.3 million for the six months ended June 30, 2001, compared to $1.7 million for the same period in the prior year.

The increase for the quarter and six months ended June 30, 2001 was primarily due to late fees charged on customer and carrier access related receivables. This increase was partially offset by the lower interest earned on cash investments as a result of lower cash balances for the quarter and six months ended June 30, 2001 compared to the same periods in the prior year.

INTEREST AND OTHER EXPENSE

Our interest expense is a result of the interest charged on our capital leases, sale of receivables and our debt obligations.

Interest and other expense increased $0.4 million to $1.2 million for the quarter ended June 30, 2001, compared to $0.8 million for the same quarter in the prior year.

Interest and other expense increased $1.0 million to $2.1 million for the six months ended June 30, 2001, compared to $1.1 million for the same period in the prior year.

The increase for the quarter and six months ended June 30, 2001 is from the assumption of debt from the Touch 1 acquisition and certain expenses associated with the sale of our accounts receivable.

INCOME TAX EXPENSE

No provision or benefit for federal or state income taxes has been recorded due to the recording of a full valuation allowance against the net deferred tax asset for the quarters and six months ended June 30, 2001 and 2000.

EBITDA

Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as “EBITDA,” as a way of evaluating our financial performance. EBITDA is not a measure under generally accepted accounting principles, is not meant to be a replacement for generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. We have included EBITDA data because it is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results. Our negative EBITDA increased $83.1 million to $101.4 million for the quarter ended June 30, 2001, compared to $18.3 million for the first quarter of 2000. Our negative EBITDA increased $82.3 million to $115.0 million for the six months ended June 30, 2001, compared to $32.7 million for the same period in the prior year. We had $89.1 million of non-recurring non-cash charges in the second quarter 2001. These charges are composed of $59.2 million primarily relating to the impairment of intangible assets and $29.9 million relating to a non-recurring write-off of accounts receivable. Excluding these charges, negative EBITDA decreased $6.0 million to $12.3 million for the quarter ended June 30, 2001 and decreased $6.9 million to $25.8 million for the six months ended June 30, 2001. We expect to achieve positive EBITDA on a monthly basis sometime during the second half of 2001. We believe the attainment of positive EBITDA will primarily arise from our strategic growth, which is focused on improved operating efficiencies and lowered subscriber acquisition costs.

LIQUIDITY AND CAPITAL RESOURCES

The competitive local telecommunications service business is traditionally considered to be a capital intensive business owing to the significant investments required in fiber optic communication networks and the co-location of switches and transmission equipment in incumbent local exchange carriers’ central offices. Although we will continue our capital expenditures, we do not expect the growth of our business will require the levels of capital investment in fiber optics and switches that existed in historical telecommunications facilities-based models. Instead, we will devote significant amounts of our capital resources to continued operations, software development and marketing efforts that we have designed to achieve penetration of our target markets.

We have incurred accumulated losses since our inception as a result of developing our business, research and development, building and maintaining network infrastructure and technology, sales and promotion of our services, and administrative expenditures. At June 30, 2001, we had an accumulated deficit of $262.5 million and $9.7 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, a sale-leaseback credit facility, a receivables sale agreement, and an initial public offering that raised net proceeds of $109.1 million.

In February 2000, we paid $14.4 million to extinguish the outstanding CMB Capital, LLC capital lease obligation and purchase the related assets. This was the repayment of transactions involving the sale-leaseback of various furniture and equipment payable over four years from the date of the transactions.

In July 2001, the we filed a Certificate of Designation authorizing the issuance of 175 shares of Series G junior convertible preferred stock (“Series G Preferred”). On July 2, 2001, the execution date of the agreement, we issued warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.01 per share. On July 5, 2001, we issued 80 shares of Series G Preferred for aggregate proceeds of $8.0 million, initially convertible into common stock at a conversion rate of $2.00 per share, subject to adjustment. The Series G Preferred agreement provides us with the option to sell additional Series G preferred with a conversion price equal to the lesser of $2.25 or 115% of the average of the volume-weighted average of all trades reported by the NASDAQ over the five trading days immediately preceding the issue date. We can receive up to a maximum aggregate value of $17.5 million under this agreement. The Series G Preferred is convertible into common stock shares initially by dividing the gross proceeds by the weighted average conversion price of the Series G Preferred sold, which conversion price is subject to adjustments. The Series G Preferred is mandatorily redeemable 5 years from September 18, 2001, has a 12% cumulative dividend and has certain liquidation rights.

In July 2001, we agreed to settle a lawsuit with AT&T in which we alleged that AT&T had received originating and terminating access service from us and had unlawfully withheld access charges for such services. We entered into a switched access agreement setting forth terms and conditions under which AT&T will purchase access services from us in the future.

In August 2001, we sold 95 shares of Series G Preferred stock initially convertible into common stock at a price of $1.2274, subject to adjustment, for aggregate proceeds of $9.5 million. The Company has received the maximum amount of funding in connection with the issuance of Series G Preferred.

Net cash used in operating activities improved by $19.4 million to $22.7 million for the six months ended June 30, 2001, compared to $42.1 million used for the same period in the prior year. The improvement resulted from a reduction in payroll, sales and marketing and an overall decrease in operating costs.

Included in our net cash used in operating activities for the quarter ended June 30, 2001 was the sale of 80.1 million of receivables, for proceeds of $57.7 million. At June 30, 2001, a net receivable servicing asset of $8.5 million is included in accounts receivable and approximately $4.4 million of advances on unbilled receivables are included in accounts payable and accrued liabilities. The costs relating to the agreement of $0.5 million is included in interest and other expense.

Our cash used in investing activities decreased by $10.9 million as a result of capital expenditures of $9.3 million for the six months ended June 30, 2001, compared to $20.2 million in the same period of the prior year. The remaining difference is the purchase of Touch 1 for $9.0 million and the purchase of $1.0 million of securities in 2000. During 2000 our efforts were directed toward enhancing our network and billing infrastructure. Our focus in 2001 has been to conserve capital and focus on profitability.

We had payments on long-term debt and capital lease obligations totaling $5.1 million for the quarter ended June 30, 2001. These payments related to a $3.0 million balloon payment and $2.1 million relating to other debt we assumed in the Touch 1 acquisition. Our payments for the six months ended June 30, 2001 are substantially less than the $21.3 million paid for the same period in the prior year due to the extinguishment of our sale-leaseback facility. Our debt is primarily related party with fixed interest rates that is payable in monthly installments.

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

We will make investments in sales and marketing to build our overall “Z” brand, build strategic partnerships, and develop new service offerings in an attempt to attract new customers. We will focus on what we expect to be more efficient marketing channels such as our on-line agent program which are expected to lower acquisition costs per subscriber.

In the first quarter of 2001 we eliminated approximately 20% of our workforce through a formal reduction in force, a hiring freeze, and normal attrition. During the remainder of 2001, we will examine the possibility of further reductions, consistent with our goals of slower growth and our strategic focus on profitability. We expect the above and other factors to result in the achievement of positive EBITDA on a monthly basis and positive cash flow from operations during the second half of 2001. We believe that we have sufficient funding to execute our current business plan; however, any acceleration or change to the business plan may require additional equity or debt financing which may not be available on attractive terms, or at all, or may be dilutive.

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

Part II — Other Information

Item 1. Legal Proceedings

     Proceedings 1 and 2 were previously reported in our Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2001.

1.	Case Number 1:01CV00551; Z-Tel Communications, Inc. v. AT&T Corp.; in the United States District Court for the District of Columbia.

On March 15, 2001, we filed the captioned suit. AT&T filed an answer and counterclaims. On July 20, 2001, AT&T and we agreed to settle the lawsuit. In connection with that settlement, we resolved the issues relating to charges for access services we alleged were owed to us by AT&T and entered into a switched access agreement setting forth terms and conditions under which AT&T will purchase access services from us in the future.

2.	In March 2001, we informed John Hutchens, our former senior vice president-chief financial officer, that we had commenced a search that could result in his possible replacement as chief financial officer. After engaging in discussions regarding severance arrangements with Mr. Hutchens, we reached terms on a severance agreement on June 12, 2001 that resulted in Mr. Hutchens’ resignation of employment with us.

3.	Grosinger v. Z-Tel Technologies, Inc. et al., Case No. 01 CV 5074; in the United States District Court for the Southern District of New York (filed June 7, 2001).

Brody v. Z-Tel Technologies, Inc. et al., in the United States District Court for the Southern District of New York (filed July 2, 2001).

Scholes v. Z-Tel Technologies, Inc. et al., Case No. 01 CV 6139; in the United States District Court for the Southern District of New York (filed July 6, 2001)

     On the respective dates referenced above, the captioned lawsuits were filed against us, certain current and former directors and officers (the “D&Os”) and firms engaged in the underwriting (the “Underwriters”) of our initial public offering of stock (the “IPO”). Each of the captioned lawsuits is based on the allegations that our registration statement on Form S-1, filed with the Securities and Exchange Commission (“SEC”) in connection with the IPO, contained untrue statements of material fact and omitted to disclose facts necessary to make the statements made not misleading by failing to disclose that the underwriters had received additional, excessive and undisclosed commissions from, and had entered into unlawful tie-in and other arrangements with, certain customers to whom they allocated shares in the IPO. Plaintiffs have asserted claims against us and the D&Os pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs seek an undisclosed amount of damages, as well as pre-judgment and post-judgment interest, costs and expenses, including attorneys’ fees, experts’ fees and other costs and disbursements. As of the filing of this quarterly report on Form 10-Q, only the Scholes complaint has been served, and the time for filing an answer or other pleading has not yet run. Further, certain class plaintiffs have moved to consolidate the actions and be appointed lead plaintiffs.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held on May 31, 2001, the following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors to hold office until their successors are elected and qualified:

	Number of Shares
Nominee	For	Withheld
Laurence S. Grafstein	33,183,595	461,912
Charles W. McDonough	33,041,677	603,830
Mark S. Feighner	33,184,395	461,112

2.	Amendment to our Amended and Restated Certificate of Incorporation to require that action of the stockholders of the company be taken at a meeting thereof and not by written consent:

For:	32,350,681
Against:	1,234,130
Abstain:	60,696

3.	Amendment to our 2000 Equity Participation Plan to increase the number of shares issuable pursuant to awards made thereunder:

For:	28,351,948
Against:	1,272,524
Abstain:	59,237
Broker Non-Vote:	3,961,798

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

The following exhibits are filed as part of this report:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger dated April 10, 2000 by and among Z-Tel Technologies, Inc., Tiger Acquisition Subsidiary, Inc., Touch 1 Communications, Inc., and certain shareholders of Touch 1 Communications, Inc.(A)

3.1	Amended and Restated Certificate of Incorporation of Z-Tel, as amended

3.2	Amended and Restated Bylaws of Z-Tel(B)

4.1	Form of Common Stock Certificate(B)

4.2	See Exhibits 3.1 and 3.2 of this Form 10-Q for provisions of the Amended and Restated Certificate of Incorporation, as amended, and the Bylaws of Z-Tel defining rights of security holders

4.3	Stock Purchase Agreement, dated July 6, 2000, by and between the Registrant and the various purchasers of the Registrant’s Series D Convertible Preferred Stock(C)

4.4	Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions relating to the Registrant’s Series D Convertible Preferred Stock(C)

4.5	Form of Registration Rights Agreement by and between the Registrant and each of the purchasers of the Registrant’s Series D Convertible Preferred Stock(C)

4.6	Form of Warrant for the purchase of shares of common stock of the Registrant by each of the purchasers of the Registrant’s Series D Convertible Preferred Stock(C)

4.7	Stock and Warrant Purchase Agreement, dated October 19, 2000, by and among the Registrant and The 1818 Fund III, L.P.(D)

4.8	Certificate of Designation of 8% Convertible Preferred Stock, Series E, Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Such Series of Preferred Stock, as amended

4.9	Registration Rights Agreement between and among the Registrant and The 1818 Fund III, L.P.(D)

4.10	Warrant for the purchase of shares of common stock of the Registrant by The 1818 Fund III, L.P.(D)

4.11	Certificate of Designation of Series F Junior Participating Preferred Stock(G)

4.12	Rights Agreement dated as of February 19, 2001 between Z-Tel Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent, as amended July 2, 2001

4.13	Stock and Warrant Purchase Agreement, dated as of July 2, 2001, by and between Z-Tel, D. Gregory Smith, and others (incorporated by reference to Exhibit 1 to Amendment No. 1 of the Schedule 13D

filed July 12, 2001 with respect to Z-Tel’s common stock by, among other persons, The 1818 Fund III, L.P.)

4.14	Warrant for the Purchase of Shares of Common Stock of Z-Tel, dated as of July 2, 2001 (incorporated by reference to Exhibit 2 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel’s common stock by, among other persons, The 1818 Fund III, L.P.)

4.15	Certificate of Designation for the Series G Preferred Stock (incorporated by reference to Exhibit 3 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel’s common stock by, among other persons, The 1818 Fund III, L.P.)

4.16	Backup Purchase Agreement, dated as of July 2, 2001, by and among Z-Tel Communications, Inc., a Delaware corporation and a wholly owned subsidiary of Z-Tel, Touch 1 Communications, Inc., an Alabama corporation and a wholly owned subsidiary of Z-Tel, D. Gregory Smith and others (incorporated by reference to Exhibit 4 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel’s common stock by, among other persons, The 1818 Fund III, L.P.)

4.17	Additional Investor Registration Rights Agreement, dated as of July 2, 2001, between Z-Tel, D. Gregory Smith and others (incorporated by reference to Exhibit 5 to the Schedule 13D filed July 24, 2001 with respect to Z-Tel’s common stock by, among other persons, D. Gregory Smith)

4.18	Voting Agreement, dated as of June 29, 2001, between Z-Tel and certain stockholders of Z-Tel (incorporated by reference to Exhibit 5 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel’s common stock by, among other persons, The 1818 Fund III, L.P.)

4.19	Employee Stock Restriction Agreement, dated September 1, 1999, by and between the Company and D. Gregory Smith (incorporated by reference to Exhibit 7 to the Schedule 13D filed July 24, 2001 with respect to Z-Tel’s common stock by, among other persons, D. Gregory Smith)

10.1.1	Stockholders’ Agreement dated October 8, 1999, between and among the Company, BA Capital Corporation, Sewanee Partners II, L.P., Gramercy Z-Tel LLC and the other parties set forth therein(B)

10.1.2	Employment Agreement dated July 1998 between the Company and D. Gregory Smith(B)

10.1.3	Employment Agreement dated September 1999 between the Company and John Hutchens(B)

10.1.4	Employment Agreement dated August 1998 between the Company and Charles W. McDonough(B)

10.1.5	Employment Agreement dated August 1998 between the Company and J. Bryan Bunting(B)

10.1.6	Employment Agreement dated July 1998 between the Company and James A. Kitchen(B)

10.1.7	Investment Agreement dated March 15, 1999 between the Company and CMB Capital LLC(B)

10.2.1	1998 Equity Participation Plan(B)

10.2.2	2000 Equity Participation Plan(F)

10.3	Form of Employment Agreement for certain key Touch 1 employees, including James F. Corman, President of Touch 1(A)

10.4	Receivables Sales Agreement dated as of July 27, 2000 by and between Z-Tel Communications, Inc., as seller and subservicer, Touch 1 Communications, Inc., as seller and subservicer, and RFC Capital Corporation, as purchaser(C)

10.5	Form of Indemnification Agreement for executive officers and directors of the Company(G)

10.6	Loan and Guaranty Agreement dated January 11, 2001 between the Company and James A. Kitchen(G)

10.7	Secured Promissory Note dated January 11, 2001 delivered by James A. Kitchen to the Company(G)

10.8	Pledge and Security Agreement dated January 11, 2001 between James A. Kitchen and the Company(G)

10.9	Promissory Note, dated September 10, 1999, between Touch 1 Communications, Inc. and Corman Elegre Capital(G)

10.10	Promissory Note, dated May 11, 1999, between Touch 1 Communications, Inc. and Corman Elegre Capital(G)

10.11	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. and William F. Corman (First Revocable Trust)(G)

10.12	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. and James F. Corman(G)

(A)	Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Current Report on Form 8-K filed April 28, 2000.

(B)	Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

(C)	Incorporated by reference to the correspondingly numbered exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2000, filed on August 14, 2000.

(D)	Incorporated by reference to the correspondingly numbered exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2000, filed on November 14, 2000.

(E)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-A Registration Statement filed February 21, 2001.

(F)	Incorporated by reference to Appendix B to the Registrant’s Preliminary Proxy Statement filed on April 14, 2000.

(G)	Incorporated by reference to the correspondingly numbered exhibits to the Registrant’s Annual Report on Form 10-K for the annual period ending December 31, 2000, filed on March 30, 2001.

(b)	Reports on Form 8-K.

None.

Z-TEL TECHNOLOGIES, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant’s principal financial officer, thereunto duly authorized.

Z-TEL TECHNOLOGIES, INC
(Registrant)

Date: August 13, 2001	By:	/s/ Horace J. Davis, III

Horace J. Davis, III
Senior Vice President-Chief Financial Officer
(Authorized officer of Registrant and principal financial officer)