Form 10-Q
period 2001-09-30
Z TEL TECHNOLOGIES INC
filed 2001-11-13
CIK 1096509

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM            TO

                        COMMISSION FILE NUMBER 000-28467


                            Z-TEL TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                          59-3501119
        (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)         IDENTIFICATION NUMBER)

                  601 SOUTH HARBOUR ISLAND BOULEVARD, SUITE 220
                              TAMPA, FLORIDA 33602
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (813) 273-6261
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes [X] No [ ]


      At November 9, 2001 the Registrant had outstanding 33,974,591 shares of $.01 par value common stock.


================================================================================

                            Z-TEL TECHNOLOGIES, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at September 30, 2001 and December 31, 2000...................          3

         Condensed Consolidated Statements of Operations for the three and nine
              months ended September 30, 2001 and 2000.......................................................          4

         Condensed Consolidated Statement of Changes in Stockholders' Equity
              (Deficit) and Comprehensive Loss for the nine months ended September 30, 2001..................          5

         Condensed Consolidated Statements of Cash Flows for the nine months
              ended September 30, 2001 and 2000..............................................................          6

         Notes to Condensed Consolidated Financial Statements................................................          7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............         12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..........................................         20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................................................         20

Item 2.  Changes in Securities and Use of Proceeds...........................................................         21

Item 6.  Exhibits and Reports on Form 8-K....................................................................         21

SIGNATURE ...................................................................................................         25

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 SEPTEMBER 30,          DECEMBER 31,
                                                                                     2001                   2000
                                                                                 -------------          ------------
                                                                                  (UNAUDITED)


ASSETS
Current assets:
  Cash and cash equivalents                                                        $  20,352             $  46,650
  Accounts receivable, net of allowance for doubtful
       accounts of $19,027 and $9,026                                                 30,212                65,432
  Prepaid expenses and other current assets                                            8,045                 7,159
                                                                                   ---------             ---------
     Total current assets                                                             58,609               119,241

Property and equipment, net                                                           56,024                59,200
Intangible assets, net                                                                 6,403                64,267
Other assets                                                                           4,898                 3,753
                                                                                   ---------             ---------

       Total assets                                                                $ 125,934             $ 246,461
                                                                                   =========             =========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
    STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued liabilities                                         $  49,100             $  44,693
  Deferred revenue                                                                     6,334                 7,666
  Current portion of long-term debt
       and capital lease obligations                                                   5,730                 7,637
                                                                                   ---------             ---------
     Total current liabilities                                                        61,164                59,996

Long-term debt and capital lease obligations                                          10,728                12,780
                                                                                   ---------             ---------

       Total liabilities                                                              71,892                72,776
                                                                                   ---------             ---------

Mandatorily redeemable convertible preferred stock, $.01 par value;
     50,000,000 shares authorized; 8,855,089 and 8,854,914 issued and outstanding (aggregate liquidation value of approximately $132,267
     and $108,808)                                                                   108,011                84,585
                                                                                   ---------             ---------

Commitments and contingencies (Notes 7 and 9)

Stockholders' equity (deficit):
  Common stock, $.01 par value; 150,000,000
       shares authorized; 34,316,141 and 34,033,910 shares issued;
       33,974,591 and 33,754,235 outstanding, respectively                               343                   340
  Notes receivable from stockholders                                                  (1,589)                 (839)
  Unearned stock compensation                                                           (155)                 (255)
  Additional paid-in capital                                                         222,128               227,304
  Accumulated deficit                                                               (274,308)             (137,130)
  Accumulated other comprehensive loss                                                    --                    (2)
  Treasury stock, 341,550 and 279,675 shares, at cost                                   (388)                 (318)
                                                                                   ---------             ---------

     Total stockholders' equity (deficit)                                            (53,969)               89,100
                                                                                   ---------             ---------

       Total liabilities, mandatorily redeemable
            convertible preferred stock and
            stockholders' equity (deficit)                                         $ 125,934             $ 246,461
                                                                                   =========             =========

   The accompanying notes are an integral part of these financial statements.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                              SEPTEMBER 30,
                                                        ---------------------------------         ---------------------------------
                                                            2001                 2000                 2001                 2000
                                                        ------------         ------------         ------------         ------------


Revenues                                                $     68,569         $     54,415         $    216,755         $    108,548
                                                        ------------         ------------         ------------         ------------
Operating expenses:
  Network operations                                          38,279               33,032              123,299               67,999
  Sales and marketing                                          3,885               11,742               25,519               29,196
  Research and development                                     2,250                2,132                7,172                5,221
  General and administrative                                  31,089               24,429              123,489               55,768
  Asset impairment charge                                         --                   --               59,194
  Depreciation and amortization                                5,279                5,308               17,803               11,800
                                                        ------------         ------------         ------------         ------------
    Total operating expenses                                  80,782               76,643              356,476              169,984
                                                        ------------         ------------         ------------         ------------
    Operating loss                                           (12,213)             (22,228)            (139,721)             (61,436)
                                                        ------------         ------------         ------------         ------------
Nonoperating income (expense):
  Interest and other income                                    1,531                  736                5,801                2,477
  Interest and other expense                                  (1,173)              (1,617)              (3,258)              (2,681)
                                                        ------------         ------------         ------------         ------------
    Total nonoperating income (expense)                          358                 (881)               2,543                 (204)
                                                        ------------         ------------         ------------         ------------
    Net loss                                                 (11,855)             (23,109)            (137,178)             (61,640)

    Less mandatorily redeemable convertible
        preferred stock dividends and accretion               (5,278)              (1,257)             (10,869)              (1,257)
    Less deemed dividend related to beneficial
        conversion feature                                    (8,885)             (20,027)              (8,885)             (20,027)
                                                        ------------         ------------         ------------         ------------
    Net loss attributable to common stockholders        $    (26,018)        $    (44,393)        $   (156,932)        $    (82,924)
                                                        ============         ============         ============         ============
Weighted average common shares outstanding                33,982,665           33,536,724           33,885,022           32,847,858
                                                        ============         ============         ============         ============
Basic and diluted net loss per share                    $      (0.77)        $      (1.32)        $      (4.63)        $      (2.52)
                                                        ============         ============         ============         ============

   The accompanying notes are an integral part of these financial statements.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
             STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE LOSS
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                   (UNAUDITED)

                                                   COMMON STOCK             NOTES RECEIVABLE     UNEARNED       ADDITIONAL
                                              ------------------------           FROM              STOCK         PAID-IN
                                                SHARES       PAR VALUE        STOCKHOLDERS      COMPENSATION     CAPITAL
                                              ----------     ---------      ----------------    ------------    ----------

Balance, December 31, 2000                    33,754,235       $340              $  (839)          $(255)       $227,304

Issuance of common stock for exercise
    of stock options                             254,731          3                 (820)                          1,001
Issuance of common stock for the
   purchase of software                           27,500         --                                                  155
Vesting of stock options granted below
   intrinsic value                                                                                   100
Accelerated vesting of stock options                                                                                  49
Mandatorily redeemable convertible
   dividends and preferred stock accretion                                                                       (10,869)
Warrants issued with preferred stock                                                                               4,488
Treasury stock received upon cancellation
   of notes receivable from stockholders         (61,875)        --                   70

Net loss
Foreign currency translation adjustment


Comprehensive loss
                                              ----------       ----              -------           -----        --------
Balance, September 30, 2001                   33,974,591       $343              $(1,589)          $(155)       $222,128
                                              ==========       ====              =======           =====        ========




                                                                       ACCUMULATED
                                                                           OTHER                            TOTAL
                                                      ACCUMULATED      COMPREHENSIVE       TREASURY      STOCKHOLDERS'
                                                        DEFICIT            LOSS             STOCK       EQUITY (DEFICIT)
                                                      -----------      -------------       --------     ----------------

Balance, December 31, 2000                             $(137,130)         $  (2)           $(318)          $ 89,100

Issuance of common stock for exercise
    of stock options                                                                                            184
Issuance of common stock for the
   purchase of software                                                                                         155
Vesting of stock options granted below
   intrinsic value                                                                                              100
Accelerated vesting of stock options                                                                             49
Mandatorily redeemable convertible
   dividends and preferred stock accretion                                                                  (10,869)
Warrants issued with preferred stock                                                                          4,488
Treasury stock received upon cancellation
   of notes receivable from stockholders                                                     (70)                --

Net loss                                                (137,178)                                          (137,178)
Foreign currency translation adjustment                                       2                                   2
                                                                                                           --------

Comprehensive loss                                                                                         (137,176)
                                                       ---------          -----            -----           --------
Balance, September 30, 2001                            $(274,308)         $  --            $(388)          $(53,969)
                                                       =========          =====            =====           ========

   The accompanying notes are an integral part of these financial statements.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                              2001                  2000
                                                                           ---------             ---------
                                                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $(137,178)            $ (61,640)
                                                                           ---------             ---------
Adjustments to reconcile net loss to net cash used in
     operating activities:
   Depreciation and amortization                                              17,803                11,800
   Provision for bad debts                                                    51,033                 4,842
   Loss on sale of assets                                                         --                   572
   Asset impairment charge                                                    59,194                    --
   Expense charged for granting of stock options                                 149                    --
   Change in operating assets and liabilities:
     Increase in accounts receivable                                         (15,813)              (45,079)
     Increase in prepaid expenses and other current assets                    (4,875)               (3,994)
     Increase in accounts payable and accrued liabilities                      4,407                 9,427
     Increase (decrease) in deferred revenue                                  (1,332)                5,529
     Other                                                                      (283)                 (575)
                                                                           ---------             ---------
        Total adjustments                                                    110,283               (17,478)
                                                                           ---------             ---------
        Net cash used in operating activities                                (26,895)              (79,118)
                                                                           ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Issuance of note receivable                                                  (100)                   --
   Purchases of property and equipment                                       (10,311)              (26,257)
   Purchase of securities                                                         --                (1,050)
   Purchase of Touch 1, net of cash acquired                                      --                (8,955)
                                                                           ---------             ---------
        Net cash used in investing activities                                (10,411)              (36,262)
                                                                           ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of mandatorily redeemable convertible
     preferred stock                                                          17,050                55,875
   Proceeds from exercise of stock options                                       184                 2,097
   Proceeds from notes receivable                                                  7                   894
   Payments on long-term debt obligations                                     (6,233)              (21,760)
                                                                           ---------             ---------
        Net cash provided by financing activities                             11,008                37,106
                                                                           ---------             ---------
Net decrease in cash and cash equivalents                                    (26,298)              (78,274)
Cash and cash equivalents, beginning of period                                46,650               101,657
                                                                           ---------             ---------
Cash and cash equivalents, end of period                                   $  20,352             $  23,383
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

         Z-Tel is an emerging provider of advanced, integrated telecommunications services targeted to residential and small business subscribers. Z-Tel offers local and long distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet and certain personal digital assistants. Z-Tel offers its Z-LineHOME, formerly Z-Line Home Edition, service, at least on an initial test basis, in thirty-five states. Z-Tel also provides long-distance telecommunications services to customers nationally.

2.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

         NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standard ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt SFAS No. 141 and SFAS No. 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions occurring subsequent to June 30, 2001.

         As of September 30, 2001, Z-Tel has $6.4 million of intangible assets, net of accumulated amortization. The Company does not expect the adoption of SFAS No. 142 to have a material impact on its future operations and statement of position.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" has been applied prospectively for transfers of financial assets occurring after March 31, 2001. SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration.

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

         In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement no later than January 1, 2003. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

         In October of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after Dec 15, 2001. This statement supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment on Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, Goodwill and Other Intangible Assets." According to SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. The Company will be required to adopt this statement no later than January 1, 2002. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

3.       ACCOUNTS RECEIVABLE AGREEMENT

         In July 2000, the Company entered into an accounts receivable agreement with RFC Capital Corporation ("RFC"), a division of Textron, Inc., providing for the sale of certain of the Company's accounts receivable to RFC. RFC has agreed to purchase up to $25.0 million of the Company's accounts receivable at any given time.

         In July 2001, the Company extended its agreement with RFC under substantially similar terms for an additional year.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         In connection with the accounts receivable agreement described above, the Company sold approximately $131.1 million of accounts receivable for the nine months ended September 30, 2001. Cash received from these sales and advances on unbilled receivables was approximately $87.0 million and is included in cash flows from operating activities. At September 30, 2001, a net receivable servicing asset of approximately $8.0 million is included in accounts receivable and approximately $4.2 million of advances on unbilled receivables are included in accounts payable and accrued liabilities. The costs related to the agreement of approximately $0.4 and $0.9 million are included in interest and other expense for the three and nine months ended September 30, 2001, respectively.

4.       ACCOUNTS RECEIVABLE WRITE-OFF

         During the second quarter of 2001, management performed a detailed analysis of accounts receivable and also reviewed its credit policies relating specifically to acceptance of and provisioning of service to new customers. As a result of the analysis and subsequent change in credit policy, the Company switched its focus from collection efforts on overdue and delinquent account balances to a stringent credit policy surrounding customer acceptance and a collection effort focused on fewer delinquent accounts. The detailed analysis and change in credit policy lead the Company to write-off delinquent receivables and revise the estimates used to develop the allowance for doubtful accounts in the current period and future periods.

         As a result of the receivables write-off, an additional $29.9 million of bad debt expense was recorded in the second quarter of 2001 and is included in general and administrative expense for the nine months ended September 30, 2001.

5.       MANDATORILY CONVERTIBLE REDEEMABLE PREFERRED STOCK

         In July 2001, the Company filed a Certificate of Designation authorizing the issuance of 175 shares of Series G junior convertible preferred stock ("Series G Preferred"). In July and August 2001, the Company issued an aggregate of 175 shares of Series G Preferred for aggregate proceeds of $17.5 million, initially convertible into 11,739,970 shares of common stock, subject to adjustment upon the occurrence of certain events that would cause dilution in the ownership of the holders of the Series G Preferred. In conjunction with the issuance of the Series G Preferred, the Company issued warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.01 per share. The Series G Preferred is mandatorily redeemable 5 years from September 18, 2001, has a 12% cumulative dividend, is convertible at the option of the holder and has certain liquidation rights; however, there are certain circumstances that provide for automatic conversion of the Series G Preferred.

         In accordance with generally accepted accounting principles, the Company recorded a deemed dividend of approximately $1.1 million, which results from the value assigned to the warrants and a beneficial conversion feature associated with the Series G Preferred transaction. These deemed dividends are accreted over an expected life through December 31, 2001 (the earliest redemption date). Once shareholder approval is obtained, the remaining balance will be accreted over the remaining 5 year redemption period.

         As a result of certain anti-dilution clauses in the Series D Preferred stock agreement, the issuance of Series G Preferred triggered an additional beneficial conversion feature related to the Series D Preferred agreement. The deemed dividend of approximately $7.8 million was accreted immediately.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


6.       ASSET IMPAIRMENT

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," management assesses on an ongoing basis if there has been impairment in the carrying value of its long-lived assets. As a result of management's decision in the second quarter to reduce telemarketing efforts, a majority of the operations and assets of telemarketing centers acquired from Touch 1 Communications, Inc. ("Touch 1") have been either voluntarily closed or sold. On June 30, 2001, the telemarketing centers sold accounted for approximately $1.0 million in property, plant and equipment. For these assets, the Company received 270,000 shares of preferred stock of the privately-held acquiring company and a note receivable of approximately $0.5 million. The loss recorded from this transaction equated to approximately $1.0 million.

         As a result of the decision to reduce telemarketing efforts noted above and the subsequent transactions, management performed an assessment of the value of the intangible assets recorded in the Touch 1 acquisition. In the second quarter of 2001, it was determined that undiscounted future cash flows over the remaining amortization period of certain intangible assets indicated that the value assigned to the intangible asset might not be recoverable. Therefore, the Company undertook an effort to determine the amount of expense to be recorded relating to the impairment.

         The carrying value of the goodwill and identifiable intangibles recorded on the books approximated $61.7 million prior to the impairment analysis. The Company calculated the fair value of the intangibles by performing a discounted cash flow analysis related to the remaining assets acquired in the Touch 1 purchase. As the Company determined that it would effectively cease any telemarketing efforts in the future, the sole remaining assets from the Touch 1 purchase were certain amounts of property, plant and equipment and intangibles (consisting of customer lists and goodwill) acquired in the Touch 1 transaction. Assuming a monthly attrition rate of 4.5% and a discount rate of 17.5% over an 18 month period, it was determined that the remaining operations acquired from Touch 1 had a liquidation value which approximated the carrying value of the customer lists acquired from Touch 1. At June 30, 2001, the carrying value of the identifiable intangibles associated with the customer lists was approximately $6.8 million. Therefore, during the second quarter of 2001, the Company recorded a loss of $54.9 million, the difference between the carrying value of all intangibles and the carrying value of the customer lists.

         For the nine months ended September 30, 2001, during the second quarter, the Company recorded an additional $4.3 million of impaired asset charges, composed of $3.0 million relating to unrealizable software and development projects, $0.9 million of telemarketing property and equipment and $0.4 million of securities deemed to be worthless.

7.       COMMITMENTS AND CONTINGENCIES

         The Company has disputed billings and access charges from certain inter-exchange carriers (IXCs) and incumbent local exchange carriers (ILECs). The Company contends the invoicing of billings and access charges received from certain IXCs and ILECs are not in accordance with the interconnection, service level, or tariff agreements entered between the Company and certain IXCs and ILECs. The Company has not paid for a portion of these disputes and management believes that the Company will prevail in these disputes. At September 30, 2001 the total disputed amounts from all IXCs and ILECs was approximately $15.4 million.

8.       COMPUTATION OF NET LOSS PER SHARE

         Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share assumes the exercise of common stock equivalents for which the market price exceeds the exercise price, less shares assumed purchased by the Company with related proceeds. Incremental shares of common stock equivalents are not included in the calculation of net loss per share, as the inclusion of such equivalents would be anti-dilutive; therefore, for each of the periods presented basic and diluted net loss per share are the same.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         Net loss per share is calculated as follows:

                                                            THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                               SEPTEMBER 30,                            SEPTEMBER 30,
                                                     ---------------------------------         ---------------------------------
                                                         2001                 2000                2001                 2000
                                                     ------------         ------------         ------------         ------------

BASIC AND DILUTED NET LOSS PER SHARE:
 Loss attributable to common stockholders:
   Net loss                                          $    (11,855)        $    (23,109)        $   (137,178)        $    (61,640)
   Less mandatorily convertible redeemable
       preferred stock dividends                           (5,278)              (1,257)             (10,869)              (1,257)
   Less deemed dividend related to beneficial
       conversion feature                                  (8,885)             (20,027)              (8,885)             (20,027)
                                                     ------------         ------------         ------------         ------------
     Loss attributable to common stockholders        $    (26,018)        $    (44,393)        $   (156,932)        $    (82,924)
                                                     ============         ============         ============         ============
 Weighted average common shares outstanding            33,982,665           33,536,724           33,885,022           32,847,858
                                                     ============         ============         ============         ============
 Basic and diluted net loss per share                $      (0.77)        $      (1.32)        $      (4.63)        $      (2.52)
                                                     ============         ============         ============         ============


         The following table outlines the shares of common stock equivalents that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted net loss per share:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                        -------------------------------
                                                           2001                 2000
                                                        ----------            ---------

Unexercised stock options                               10,931,225            9,139,495
Unexercised warrants                                    10,440,723            2,981,455
Mandatorily redeemable convertible preferred
  stock convertible into common shares                  25,298,188            4,688,247

9.       LEGAL AND REGULATORY PROCEEDINGS

         On March 15, 2001, the Company filed a lawsuit against AT&T Corp. (AT&T). In July 2001, AT&T and the Company agreed to settle a lawsuit in which the Company alleged that AT&T had received originating and terminating access service from the Company and had unlawfully withheld access charges for such services. In connection with that settlement, which approximated the amounts recorded by the Company as receivables, the Company resolved the issues relating to charges for access services rendered. The Company entered into a switched access agreement setting forth terms and conditions under which AT&T will purchase access services from the Company in the future.

         During June and July 2001, three separate class action lawsuits were filed against the Company, certain of the Company's current and former directors and officers (the "D&Os") and firms engaged in the underwriting (the "Underwriters") of our initial public offering of stock (the "IPO"). Each of the lawsuits is based on the allegations that the Company's registration statement on Form S-1, filed with the Securities and Exchange Commission ("SEC") in connection with the IPO, contained untrue statements of material fact and omitted to state facts necessary to make the statements made not misleading by failing to disclose that the underwriters had received additional, excessive

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


         and undisclosed commissions from, and had entered into unlawful tie-in and other arrangements with, certain customers to whom they allocated shares in the IPO. Plaintiffs have asserted claims against the Company and the D&Os pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs seek an undisclosed amount of damages, as well as pre-judgment and post-judgment interest, costs and expenses, including attorneys' fees, experts' fees and other costs and disbursements. The lawsuits, along with all other lawsuits filed against other issuers arising out of IPO allocations, have been assigned to Judge Shira A. Scheindlin for pretrial coordination. As of the filing of this quarterly report on Form 10-Q, only one complaint has been served, and the Company is not required to file answers or other responsive pleadings at this time.

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

10.      SUBSEQUENT EVENTS

         On October 30, 2001, a Special Meeting of Stockholders was held, at which the stockholders of the Company approved and ratified the issuance of the Series G Preferred and the warrants issued in connection therewith.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with the condensed consolidated financial statements and related notes and other sections of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of certain factors. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, rapid expansion, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, dependence on key personnel, uncertainty of government regulation, legal and regulatory uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement. In addition to these factors, other factors that could affect our financial results are described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2001.

OVERVIEW

We are an emerging provider of advanced, integrated telecommunications services targeted primarily to residential subscribers and small business. For management purposes, we are organized into one reportable operating segment. We offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet, and certain personal digital assistants. The nature of our business is rapidly evolving, and we have a limited operating history. We do not believe that our historical growth rates are indicative of future results.

Z-LineHOME is our principal service offering. Z-LineHOME, formerly Z-Line Home Edition, includes local and long distance (1+) residential telephone services using a customer's existing telephone number, bundled with enhanced features, including caller identification, call forwarding, three-way calling, speed calling, remote access to long distance calling through our travel card service, the full functionality of the Z-Line Features and, for an additional fee, Internet access. We offer Z-LineHOME service, at least on an initial test basis, in thirty-five states, however, nearly all of our customers are concentrated in ten states.

We intend to continue to pursue offering Z-LineHOME in additional states as soon as favorable pricing and implementation rules are imposed in those states. We also have developed other bundled combinations of our services at varied price points in order to stimulate and expand customer interest in our services. For example, we have begun to offer a lower price version of Z-LineHOME that includes fewer bundled long distance minutes and features. Additional long distance minutes and features are being offered separately for an additional monthly fee. We also have offered to all of our Z-LineHOME subscribers the ability, through our member-to-member program, to make unlimited long distance telephone calls to other Z-LineHOME subscribers for an additional monthly fee.

Z-LineBUSINESS is a package that combines local and long distance service with traditional calling features and our proprietary Z-Line features, including Find Me multiple number call forwarding, Notify Me message notification and an online address book that can be synchronized with most office email programs. Z-LineBUSINESS customers will also receive an access card free of charge, which allows users to remotely place calls, check voicemail and change feature preferences. Z-LineBUSINESS is targeted at small businesses and is expected to begin to generate revenue as early as the first half of 2002.

Touch 1 Long Distance is our (1+) long distance product. Touch 1 Long Distance is also available nationwide, although we are not actively marketing the service.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in the results of operations of the Company, which occurred in the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000. The following tables summarize the approximate changes in selected operating items and include dollar changes, percentage changes and percent of net sales to facilitate the discussions that follow.

                                                     THREE MONTHS ENDED     AMOUNT   PERCENTAGE
                                                        SEPTEMBER 30,       CHANGE    CHANGE
                                                     ------------------      FAV/       FAV/      PERCENT OF REVENUES
                                                      2001        2000      (UNFAV)    (UNFAV)     2001         2000
                                                     -----       ------     -------  ----------   ------        -----
                                                                        (IN THOUSANDS, EXCEPT PERCENTAGES)

Revenues                                            $ 68.6      $ 54.4       $14.2        26 %       100 %       100 %
                                                    ------      ------       -----      ----         ---         ---

Operating expenses:
 Network operations                                   38.3        33.0        (5.3)      (16)%        56 %        61 %
 Sales and marketing                                   3.9        11.7         7.8        67 %         6 %        21 %
 Research and development                              2.2         2.1        (0.1)       (5)%         3 %         4 %
 General and administrative                           31.1        24.4        (6.7)      (27)%        45 %        45 %
 Depreciation and amortization                         5.3         5.4         0.1         2 %         8 %        10 %
                                                    ------      ------       -----      ----         ---         ---

   Total operating expenses                           80.8        76.6        (4.2)       (5)%       118 %       141 %
                                                    ------      ------       -----      ----         ---         ---

   Operating loss                                    (12.2)      (22.2)       10.0        45 %       (18)%       (41)%
                                                    ------      ------       -----      ----         ---         ---

Nonoperating income (expense):
 Interest and other income                             1.5         0.7         0.8       114 %         2 %         1 %
 Interest and other expense                           (1.2)       (1.6)        0.4        25 %        (2)%        (3)%
                                                    ------      ------       -----      ----         ---         ---

   Total nonoperating income (expense)                 0.3        (0.9)        1.2       133 %         0 %        (2)%
                                                    ------      ------       -----      ----         ---         ---

   Net loss                                          (11.9)      (23.1)       11.2        48 %       (17)%       (43)%

   Less mandatorily convertible redeemable
       preferred stock dividends and accretion        (5.2)       (1.3)       (3.9)     (300)%        (8)%        (2)%
   Less deemed dividend related to beneficial
       conversion feature                             (8.9)      (20.0)       11.1        56 %       (13)%       (37)%
                                                    ------      ------       -----      ----         ---         ---

   Net loss attributable to common stockholders     $(26.0)     $(44.4)      $18.4        41 %       (38)%       (82)%
                                                    ======      ======       =====      ====         ===         ===

   EBITDA                                           $ (6.9)     $(16.8)      $ 9.9        59 %       (10)%       (31)%
                                                    ======      ======       =====      ====         ===         ===

                                                       NINE MONTHS ENDED       AMOUNT   PERCENTAGE
                                                         SEPTEMBER 30,         CHANGE    CHANGE
                                                     ---------------------       FAV/      FAV/      PERCENT OF REVENUES
                                                       2001        2000        (UNFAV)   (UNFAV)       2001       2000
                                                     --------     --------     -------- -----------   ------     ------
                                                                     (IN THOUSANDS, EXCEPT PERCENTAGES)

Revenues                                             $  216.8     $  108.5     $  108.3      100 %       100 %     100 %
                                                     --------     --------     -------- --------      ------     -----
Operating expenses:
 Network operations                                     123.3         68.0        (55.3)     (81)%        57 %      63 %
 Sales and marketing                                     25.5         29.2          3.7       13 %        12 %      27 %
 Research and development                                 7.2          5.2         (2.0)     (38)%         3 %       5 %
 General and administrative                             123.5         55.8        (67.7)    (121)%        57 %      51 %
 Impairment of assets                                    59.2           --        (59.2)    (100)%        27 %       0 %
 Depreciation and amortization                           17.8         11.8         (6.0)     (51)%         8 %      11 %
                                                     --------     --------     -------- --------      ------     -----
   Total operating expenses                             356.5        170.0       (186.5)    (110)%       164 %     157 %
                                                     --------     --------     -------- --------      ------     -----
   Operating loss                                      (139.7)       (61.5)       (78.2)    (127)%       (64)%     (57)%
                                                     --------     --------     -------- --------      ------     -----
Nonoperating income (expense):
 Interest and other income                                5.8          2.5          3.3      132 %         3 %       2 %
 Interest and other expense                              (3.3)        (2.7)        (0.6)     (22)%        (2)%      (2)%
                                                     --------     --------     -------- --------      ------     -----
   Total nonoperating income (expense)                    2.5         (0.2)         2.7     1350 %         1 %       0 %
                                                     --------     --------     -------- --------      ------     -----
   Net loss                                            (137.2)       (61.7)       (75.5)    (122)%       (63)%     (57)%

   Less mandatorily convertible redeemable
      preferred stock dividends and accretion           (10.8)        (1.3)        (9.5)    (731)%        (5)%      (1)%
   Less deemed dividend related to beneficial
      conversion feature                                 (8.9)       (20.0)        11.1       56 %        (4)%     (18)%
                                                     --------     --------     -------- --------      ------     -----
   Net loss attributable to common stockholders      $ (156.9)    $  (83.0)    $  (73.9)     (89)%       (72)%     (76)%
                                                     ========     ========     ======== ========      ======     =====
   EBITDA                                            $ (121.9)    $  (49.7)    $  (72.2)    (145)%       (56)%     (46)%
                                                     ========     ========     ======== ========      ======     =====


REVENUES

Revenues increased by $14.2 million to $68.6 million for the quarter ended September 30, 2001, compared to $54.4 million for the same quarter in the prior year. The increase is primarily attributable to an increase in average Z-LineHOME subscriber lines in service of 280,000, for the quarter ended September 30, 2001, compared to 213,000 for the same quarter in the prior year.

Revenues increased by $108.3 million to $216.8 million for the nine months ended September 30, 2001, compared to $108.5 million for the same period in the prior year. The increase is primarily attributable to average Z-LineHOME subscriber lines in service of 300,000 for the nine months ended September 30, 2001, compared to 148,000 for the same period in the prior year.

We continue to pursue a moderate revenue and line count growth plan while focusing on increased customer quality. This approach is expected to generate increased revenues per line and contribute to our goal of achieving operating profitability.

The following tables outline the approximate number of subscriber lines for Z-LineHOME and Touch 1 (1+) long distance services:

TYPE OF SERVICE                          SEPTEMBER 30, 2001        SEPTEMBER 30, 2000
Z-LineHOME                                      260,000                 256,000
Touch 1 (1+) Long Distance Services             175,000                 281,000

NETWORK OPERATIONS

Network operations expense primarily consists of fixed and variable transmission expenses for interconnection agreements with incumbent local exchange carriers (ILECs), service level agreements with inter-exchange carriers (IXCs), and transmission services based on tariff arrangements.

Network operations expense increased by $5.3 million to $38.3 million for the quarter ended September 30, 2001, compared to $33.0 million for the same quarter in the prior year. Our gross margin increased to 44.2% for the quarter, compared to 39.3% for the same quarter in the prior year.

Network operations expense increased by $55.3 million to $123.3 million for the nine months ended September 30, 2001, compared to $68.0 million for the same period in the prior year. Our gross margin increased to 43.1% for the nine months ended September 30, 2001, compared to 37.3% for the same period in the prior year.

The increase in network operation expenses is a result of subscriber growth. Our improved gross margins is primarily the result of improved negotiated local and long distant rates and effective subscriber management that has resulted in an increased quality to the embedded subscriber base.

SALES AND MARKETING

Sales and marketing expense primarily consists of telemarketing, direct mail, brand awareness advertising, agent commissions and salaries and benefits paid to employees engaged in sales and marketing activities.

Sales and marketing expense decreased $7.8 million to $3.9 million, or 6% of revenues, for the quarter ended September 30, 2001, compared to $11.7 million, or 22% of revenues, for the same quarter in the prior year.

Sales and marketing expense decreased $3.7 million to $25.5 million, or 12% of revenues, for the nine months ended September 30, 2001, compared to $29.2 million, or 27% of revenues, for the same period in the prior year.

The decrease in sales and marketing is a result of our continued effort to focus on sales and marketing channels with more attractive acquisition costs per subscriber. This focus led to the reduction or elimination of distribution channels deemed to be marginal, including direct mail and certain independent agent programs and outsourced telemarketing. Our telemarketing activity was dramatically reduced during the first half of 2001 resulting in the closure of a call center and the sale of two other call centers at the end of the second quarter of 2001.

We will continue to build the overall awareness of our "Z" brand, primarily through radio, television, and billboard advertising, and pursue alliances and ventures with other companies. This brand advertising and a focus on partnering in future quarters should result in a continued lower acquisition cost per subscriber in 2001.

RESEARCH AND DEVELOPMENT

Research and development expense consists primarily of salaries and benefits paid to employees engaged in research and development activities and outside third party development costs.

Research and development expense increased $0.1 million to $2.2 million, or 3% of revenues, for the quarter ended September 30, 2001, compared to $2.1 million, or 4% of revenues, for the same quarter in the prior year.

Research and development expense increased $2.0 million to $7.2 million, or 3% of revenues, for the nine months ended September 30, 2001, compared to $5.2 million, or 5% of revenues, for the same period in the prior year.

The increase in research and development expense for the quarter and nine months ended September 30, 2001 compared to the same periods in the prior year is a result of increased employees and outside professional fees related to research and development relating to speech recognition and other new service offerings to provide additional functionality and service enhancements to our primary service offering. Z-Tel expects to continue to dedicate resources to research and development throughout the remainder of 2001.

GENERAL AND ADMINISTRATIVE

Our general and administrative expense includes employee salaries, bad debt expense, billing and collection expense, occupancy costs, and provisioning costs.

General and administrative expense increased $6.7 million to $31.1 million, or 45% of revenues, for the quarter ended September 30, 2001, compared to $24.4 million, or 45% of revenues, for the same quarter in the prior year.

General and administrative expense increased $67.7 million to $123.5 million, or 57% of revenues, for the nine months ended September 30, 2001, compared to $55.8 million, or 51% of revenues, for the same period in the prior year.

General and administrative expense increased in total dollars but was flat as a percentage of revenues for the quarter ended September 30, 2001 compared to the same quarter in the prior year. General and administrative expense increased in total dollars but was lower as a percentage of revenues for the nine months ended September 30, 2001 compared to the same period in the prior year, after eliminating the $29.9 million of non-recurring bad debt expense recorded in the second quarter of 2001. We have implemented various cost control measures during 2001 that have resulted in lower general and administrative expenses as a percentage of revenue. We continue to evaluate our operations for efficiencies and our employee staffing requirements as they relate to increased efficiency, and we expect to see reductions as a percentage of revenue in the coming quarters. We expect our efforts to result in an overall reduced general and administrative cost per subscriber.

ASSET IMPAIRMENT CHARGE

We recorded a $59.2 million expense related to impaired assets in the second quarter of 2001.

See Note 6 in the Condensed Consolidated Financial Statements for complete discussion.

DEPRECIATION AND AMORTIZATION.

Depreciation and amortization expense decreased $0.1 million to $5.3 million, or 8% of revenues, for the quarter ended September 30, 2001, compared to $5.4 million, or 10% of revenues, for the same quarter in the prior year.

Depreciation and amortization expense increased $6.0 million to $17.8 million, or 8% of revenues, for the nine months ended September 30, 2001, compared to $11.8 million, or 11% of revenues, for the same period in the prior year.

The increase in depreciation and amortization for the nine months ended September 30, 2001 is primarily due to higher levels of fixed assets and capitalized software, as well as amortization of intangible assets related to our purchase of Touch 1 in April 2000. Depreciation and amortization will continue to decline, as a percentage of revenue, as a result of the asset impairment write-off of $59.2 million in the second quarter of 2001 and our decreased capital expenditures.

INTEREST AND OTHER INCOME

Interest and other income includes late fees from subscriber and carrier receivables, interest earned from our cash balances invested in interest bearing accounts and any gains from the sale of investments or securities.

Interest and other income increased $0.8 million to $1.5 million, or 2% of revenues, for the quarter ended September 30, 2001, compared to $0.7 million, or 1% of revenues, for the same quarter in the prior year.

Interest and other income increased $3.3 million to $5.8 million, or 3% of revenues, for the nine months ended September 30, 2001, compared to $2.5 million, or 2% of revenues, for the same period in the prior year.

The increase for the quarter and nine months ended September 30, 2001 was primarily due to late fees charged on the increased number of retail customers and carrier access related receivables. This increase was partially offset by the lower interest earned on cash investments as a result of lower cash balances for the quarter and nine months ended September 30, 2001 compared to the same periods in the prior year.

INTEREST AND OTHER EXPENSE

Our interest expense is a result of the interest charged on our capital leases, the sale of receivables and our debt obligations.

Interest and other expense decreased $0.4 million to $1.2 million, or 2% of revenues, for the quarter ended September 30, 2001, compared to $1.6 million, or 3% of revenues, for the same quarter in the prior year.

Interest and other expense increased $0.6 million to $3.3 million, or 2% of revenues, for the nine months ended September 30, 2001, compared to $2.7 million, 2% of revenues, for the same period in the prior year.

The decrease for the quarter was the result of our reduction of outstanding debt assumed through our acquisition of Touch 1. The overall increase for the nine months ended September 30, 2001 was a result of increased fees associated with the sale of our accounts receivable through a factoring arrangement.

INCOME TAX EXPENSE

No provision or benefit for federal or state income taxes has been recorded due to the recording of a full valuation allowance against the net deferred tax asset for the quarters and nine months ended September 30, 2001 and 2000.

EBITDA

Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of evaluating our financial performance. EBITDA is not a measure under generally accepted accounting principles, is not meant to be a replacement for generally accepted accounting principles and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. We have included EBITDA data because it is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results. Our negative EBITDA decreased $9.9 million to $6.9 million, or 10% of revenues, for the quarter ended September 30, 2001, compared to $16.8 million, or 31% of revenues, for the same quarter of 2000. Our negative EBITDA increased $72.2 million to $121.9 million, or 56% of revenues, for the nine months ended September 30, 2001, compared to $49.7 million, or 46% of revenues, for the same period in the prior year. We recorded $89.1 million of non-recurring non-cash charges in the second quarter of 2001. These charges are composed of $59.2 million, primarily relating to the impairment of intangible assets, and $29.9 million relating to a non-recurring write-off of accounts receivable. Excluding these charges, negative EBITDA decreased $16.9 million to $32.8 million, or 15% of revenues, for the nine months ended September 30, 2001. We expect to continue our improvement of EBITDA. We believe the attainment of positive EBITDA will primarily arise from our strategic growth, which is focused on improved operating efficiencies and lowered subscriber acquisition and maintenance costs.

LIQUIDITY AND CAPITAL RESOURCES

The competitive local telecommunications service business is traditionally considered to be a capital intensive business owing to the significant investments required in fiber optic communication networks and the co-location of switches and transmission equipment in incumbent local exchange carriers' central offices. Although we will continue our capital expenditures, we do not expect the growth of our business will require the levels of capital investment in fiber optics and switches that existed in historical telecommunications facilities-based models. Instead, we will devote significant amounts of our capital resources and investments to continued operations, software development and marketing efforts that we have designed to achieve penetration of our target markets.

We have incurred accumulated losses since our inception as a result of developing our business, research and development activities, building and maintaining network infrastructure and technology, sales and promotion of our services, and administrative expenditures. At September 30, 2001, we had an accumulated deficit of $274.3 million and $20.4 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, a sale-leaseback credit facility, a receivables sale agreement, and an initial public offering that raised net proceeds of $109.1 million.

In February 2000, we paid $14.4 million to extinguish the outstanding CMB Capital, LLC capital lease obligation and purchase the related assets. This was the repayment of transactions involving the sale-leaseback of various furniture and equipment payable over four years from the date of the transactions.

In July 2001, we filed a Certificate of Designation authorizing the issuance of 175 shares of Series G junior convertible preferred stock ("Series G Preferred"). In July and August 2001, we issued an aggregate of 175 shares of Series G Preferred for aggregate proceeds of $17.5 million, initially convertible into 11,739,970 shares of common stock, subject to adjustment upon the occurrence of certain events that would cause dilution in the ownership of the holders of the Series G Preferred. In conjunction with the issuance of the Series G Preferred, we issued warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.01 per share. The Series G Preferred is mandatorily redeemable 5 years from September 18, 2001, has a 12% cumulative dividend, is convertible at the option of the holder and has certain liquidation rights; however, there are certain circumstances that provide for automatic conversion of the Series G Preferred.

In accordance with generally accepted accounting principles, we recorded a deemed dividend of approximately $5.8 million, which results from the value assigned to the warrants and a beneficial conversion feature associated with the Series G Preferred transaction. These deemed dividends are accreted over a life through December 31, 2001, the earliest redemption date. Shareholder approval was obtained on October 30, 2001, therefore, the remaining balance will be accreted over the remaining 5 year redemption period.

As a result of certain anti-dilution clauses in the Series D Preferred agreement, the issuance of Series G Preferred triggered an additional beneficial conversion feature related to the Series D agreement. The deemed dividend of approximately $7.8 million was accreted immediately.

In July 2001, we agreed to settle a lawsuit with AT&T in which we alleged that AT&T had received originating and terminating access service from us and had unlawfully withheld access charges for such services. We entered into a switched access agreement setting forth terms and conditions under which AT&T will purchase access services from us in the future.

Net cash used in operating activities improved by $52.2 million to $26.9 million for the nine months ended September 30, 2001, compared to $79.1 million used for the same period in the prior year. The improvement resulted from improved accounts receivable and accounts payable management, and from reductions in payroll expenses, sales and marketing expenses and an overall decrease in operating costs.

Included in our net cash used in operating activities for the nine months ended September 30, 2001 was the sale of $131.1 million of receivables, for proceeds of $87.0 million. At September 30, 2001, a net receivable servicing asset of $8.0 million is included in accounts receivable and $4.2 million of advances on unbilled receivables are included in accounts payable and accrued liabilities. The costs relating to the agreement of $0.4 and $0.9 million is included in interest and other expense for the three and nine months ended September 30, 2001, respectively.

Our cash used in investing activities decreased by $25.9 million as a result of capital expenditures of $10.3 million for the nine months ended September 30, 2001, compared to $26.2 million in the same period of the prior year. The remaining difference is the purchase of Touch 1 for $9.0 million and the purchase of $1.0 million of securities in 2000. During 2000, our efforts were directed toward enhancing our network and billing infrastructure. Our focus in 2001 has been to conserve capital.

We had payments on long-term debt and capital lease obligations totaling $6.2 million for the nine months ended September 30, 2001. These payments related to the retirement of a $3.0 million balloon facility and $3.2 million relating to the payment of other debt we assumed in the Touch 1 acquisition. Our payments for the nine months ended September 30, 2001 are substantially less than the $21.8 million paid for the same period in the prior year due to the extinguishment of our sale-leaseback facility. Our debt is primarily related party with fixed interest that is payable in monthly installments.

Our ongoing capital requirements will depend on several factors, including market acceptance of our services, the amount of resources we devote to investments in our networks, facilities, build-out of additional enterprise management centers, services development and brand promotions, the resources we devote to sales and marketing of our services, and other factors. We believe there is an opportunity to provide our back-office and the technology we have developed to other companies seeking the capability of offering residential and small business telecommunication services. As growth dictates, we expect to make strategic investments in technology and our network architecture in the future.

We will make investments in sales and marketing to build our overall "Z" brand, build strategic partnerships, and develop new service offerings in an attempt to attract new customers. We will focus on what we expect to be more attractive distribution channels such as our on-line agent program, which are expected to achieve acceptable acquisition costs per subscriber.

In the first quarter of 2001, we eliminated approximately 20% of our workforce through a formal reduction in force, a hiring freeze, and normal attrition. During the remainder of 2001, we will examine the possibility of further reductions, consistent with our goals of achieving moderate revenue and line growth and our focus on attaining profitability. We believe that we have sufficient funding to execute our current business plan; however, an acceleration or change to the business plan may require additional equity or debt financing which may not be available on attractive terms, or at all, or may be significantly dilutive.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                          PART II --OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Proceeding 1 previously was reported in our Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2001.

1. Grosinger v. Z-Tel Technologies, Inc. et al., Case No. 01 CV 5074; in the United States District Court for the Southern District of New York (filed June 7, 2001).

         Brody v. Z-Tel Technologies, Inc. et al., Case No. 01 CV 6013, in the United States District Court for the Southern District of New York (filed July 2, 2001).

         Scholes v. Z-Tel Technologies, Inc. et al., Case No. 01 CV 6139; in the United States District Court for the Southern District of New York (filed July 6, 2001)

On the respective dates referenced above, the captioned lawsuits were filed against us, certain of our current and former directors and officers (the "D&Os") and firms engaged in the underwriting (the "Underwriters") of our initial public offering of stock (the "IPO"). Each of the captioned lawsuits is based on the allegations that our registration statement on Form S-1, filed with the Securities and Exchange Commission ("SEC") in connection with the IPO, contained untrue statements of material fact and omitted to state facts necessary to make the statements made not misleading by failing to disclose that the underwriters had received additional, excessive and undisclosed commissions from, and had entered into unlawful tie-in and other arrangements with, certain customers to whom they allocated shares in the IPO. Plaintiffs have asserted claims against us and the D&Os pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs seek an undisclosed amount of damages, as well as pre-judgment and post-judgment interest, costs and expenses, including attorneys' fees, experts' fees and other costs and disbursements. The cases, along with all other cases filed against other issuers arising out of IPO allocations, have been assigned to Judge Shira A. Scheindlin for pretrial coordination. As of the filing of this quarterly report on Form 10-Q, only the Scholes complaint has been served, and we are not required to file answers or other responsive pleadings at this time.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 2, 2001, in consideration for the agreement by certain investors, led by The 1818 Fund III, L.P., a fund sponsored by Brown Brothers Harriman & Co. that previously has invested in us, as well as several private investors who are our directors and officers, to purchase up to an aggregate amount of 175 shares of our 12% Junior Redeemable Convertible Preferred Stock, Series G (the "Series G Preferred Stock"), we issued warrants to such investors to purchase, in the aggregate, 3,000,000 shares of our common stock, $0.01 par value per share ("Common Stock"), at an exercise price of $0.01 per share. On July 2 and August 3, we sold a total of 175 shares of the Series G Preferred Stock to the investors for aggregate consideration of $17,500,000. We claim an exemption from registration under Section 4(2) of the Securities Act of 1933 because the transaction was by an issuer and did not involve a public offering.

The Series G Preferred is currently convertible into 11,739,970 shares of Common Stock. The conversion rate of the Series G Preferred is subject to adjustment upon the occurrence of certain events that would cause dilution in the ownership of the holders of the Series G Preferred.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
2.1      Agreement and Plan of Merger dated April 10, 2000 by and among Z-Tel
         Technologies, Inc., Tiger Acquisition Subsidiary, Inc., Touch 1
         Communications, Inc., and certain shareholders of Touch 1
         Communications, Inc.(A)

3.1 Amended and Restated Certificate of Incorporation of Z-Tel, as amended(H)

3.2      Amended and Restated Bylaws of Z-Tel(B)

4.1      Form of Common Stock Certificate(B)

4.2 See Exhibits 3.1 and 3.2 of this Form 10-Q for provisions of the Amended and Restated Certificate of Incorporation, as amended, and the Bylaws of Z-Tel defining rights of security holders

4.3      Stock Purchase Agreement, dated July 6, 2000, by and between the
         Registrant and the various purchasers of the Registrant's Series D
         Convertible Preferred Stock(C)

4.4      Certificate of Designations, Preferences and Relative Rights,
         Qualifications, Limitations and Restrictions relating to the Registrant's Series D Convertible Preferred Stock(C)

4.5 Form of Registration Rights Agreement by and between the Registrant and each of the purchasers of the Registrant's Series D Convertible
         Preferred Stock(C)

4.6 Form of Warrant for the purchase of shares of common stock of the Registrant by each of the purchasers of the Registrant's Series D
         Convertible Preferred Stock(C)

4.7 Stock and Warrant Purchase Agreement, dated October 19, 2000, by and among the Registrant and The 1818 Fund III, L.P.(D)

4.8      Certificate of Designation of 8% Convertible Preferred Stock, Series E,
         Setting Forth the Powers, Preferences, Rights, Qualifications,
         Limitations and Restrictions of Such Series of Preferred Stock, as amended(H)

4.9      Registration Rights Agreement between and among the Registrant and The
         1818 Fund III, L.P.(D)

4.10 Warrant for the purchase of shares of common stock of the Registrant by The 1818 Fund III, L.P.(D)

4.11     Certificate of Designation of Series F Junior Participating Preferred
         Stock(G)

4.12     Rights Agreement dated as of February 19, 2001 between Z-Tel
         Technologies, Inc. and American Stock Transfer Trust Company, as Rights
         Agent, as amended July 2, 2001(H)

4.13 Stock and Warrant Purchase Agreement, dated as of July 2, 2001, by and between Z-Tel, D. Gregory Smith, and others (incorporated by reference to Exhibit 1 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel's common stock by, among other persons, The 1818
         Fund III, L.P.)

4.14 Warrant for the Purchase of Shares of Common Stock of Z-Tel, dated as of July 2, 2001 (incorporated by reference to Exhibit 2 to Amendment
         No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel's common stock by, among other persons, The 1818 Fund III, L.P.)

4.15     Certificate of Designation for the Series G Preferred Stock
         (incorporated by reference to Exhibit 3 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel's common stock by, among other persons, The 1818 Fund III, L.P.)

4.16     Backup Purchase Agreement, dated as of July 2, 2001, by and among Z-Tel
         Communications, Inc., a Delaware corporation and a wholly owned subsidiary of Z-Tel, Touch 1 Communications, Inc., an Alabama corporation and a wholly owned subsidiary of Z-Tel, D. Gregory Smith and others (incorporated by reference to Exhibit 4 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel's common stock by, among other persons, The 1818 Fund III, L.P.)

4.17     Additional Investor Registration Rights Agreement, dated as of July 2,
         2001, between Z-Tel, D. Gregory Smith and others (incorporated by reference to Exhibit 5 to the Schedule 13D filed July 24, 2001 with respect to Z-Tel's common stock by, among other persons, D. Gregory
         Smith)

4.18 Voting Agreement, dated as of June 29, 2001, between Z-Tel and certain stockholders of Z-Tel (incorporated by reference to Exhibit 5 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to
         Z-Tel's common stock by, among other persons, The 1818 Fund III, L.P.)

4.19 Employee Stock Restriction Agreement, dated September 1, 1999, by and between the Company and D. Gregory Smith (incorporated by reference to Exhibit 7 to the Schedule 13D filed July 24, 2001 with respect to
         Z-Tel's common stock by, among other persons, D. Gregory Smith)

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

(B) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

(C) Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2000, filed on August 14, 2000.

(D) Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2000, filed on November 14, 2000.

(E) Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-A Registration Statement filed February 21, 2001.

(F) Incorporated by reference to Appendix B to the Registrant's Preliminary Proxy Statement filed on April 14, 2000.

(G) Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Annual Report on Form 10-K for the annual period ending December 31, 2000, filed on March 30, 2001.

(H) Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed on August 13, 2001.

(b)      Reports on Form 8-K.

         None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, Registrant's principal financial officer, thereunto duly authorized.

                             Z-TEL TECHNOLOGIES, INC
                             (Registrant)



Date: November 13, 2001      By: /s/ Horace J. Davis, III
                                 -----------------------------------------------
                                 Horace J. Davis, III
                                 Senior Vice President - Chief Financial Officer (Authorized officer of Registrant and principal financial officer)