Form 10-K
period 2001-12-31
Z TEL TECHNOLOGIES INC
filed 2002-03-29
CIK 1096509

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2001
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 000-28467

Z-TEL TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	59-3501119
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

601 South Harbour Island Boulevard, Suite 220
Tampa, Florida 33602
(813) 273-6261
(Address, including zip code, and
telephone number including area code, of
Registrant’s principal executive offices)

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

     Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

     The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on March 26, 2002 (assuming solely for these purposes that only directors, executive officers and beneficial owners of greater than 10% of the Registrant’s Common Stock are affiliates), based on the closing price of the Common Stock on the Nasdaq National Market as of such date, was approximately $57,908,747.

     The number of shares of the Registrant’s Common Stock outstanding as of March 26, 2002 was approximately 35,020,305.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement relating to its 2002 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report.

PART I

Item 1. Business

General

     Z-Tel Technologies, Inc. was incorporated under the laws of Delaware in 1998. We are a provider of advanced, integrated communications services primarily to residential customers. We offer local and long distance telephone services in combination with enhanced communications features accessible through the telephone, the Internet and certain personal digital assistants. Through our uniquely designed web interface, our subscribers are able to manage their communications through the power of the Internet and the visual, “point and click” functionality of the personal computer. Our services are designed to make communications easier and more efficient.

     Our business strategy takes advantage of statutory and regulatory changes that enable us to gain access to the individual components of the traditional local telephone service provider’s (“incumbent local exchange carrier” or “ILEC”) networks, referred to as the unbundled network element platform. The Federal Communications Commission (the “FCC”) has mandated that the incumbent local exchange carriers provide competing local telephone companies such as us with the unbundled network element platform components at prices based on a forward-looking, total long-run incremental cost methodology. Access to these components, in combination with our proprietary technology and advanced communications network, enables us to provide cost-effective local and long distance telephone services with enhanced features.

     We currently offer our Z-LineHOME™ service, which is our primary service offering, in thirty-eight states in areas served by the Regional Bell Operating Companies (the “Bell operating companies”). Within these markets, we believe that we are one of few competitive local exchange carriers specifically targeting the needs of residential customers. It is our intent to expand service into additional states as pricing and implementation rules for the unbundled network element platform become acceptable for market entry into those states.

     Our other retail service offerings are Touch 1 Long Distance and Z-LineBUSINESS™. Z-LineBUSINESS is currently in a beta test phase. We also recently launched a wholesale services initiative whereby we intend to offer our services to other carriers for resale to their retail customers. Each of our service offerings except for Touch 1 Long Distance are built around an enhanced service offering we call “Z-Line.” A Z-Line includes multiple proprietary features that combine the convenience of the telephone with the power of the Internet (Z-Line Features). Accessible by telephone or the Internet, at www.myzline.com or www.z-tel.com, Z-Line Features enable our customers to direct, retrieve, deliver, compile and otherwise manage their voice communications.

Industry Background

     The Telecommunications Act of 1996 (the “Telecommunications Act”) was passed principally to foster competition in the local telecommunications markets. The Telecommunications Act imposes a variety of duties upon the incumbent local exchange carriers, including the duty to provide other communications companies, like us, with access to their network elements on an unbundled basis at any feasible point. Such access must be at rates and on terms and conditions that are just, reasonable and nondiscriminatory. A network element is a facility or piece of equipment of the local telephone company’s network or the features, functions or capabilities such facility or equipment provides. The Telecommunications Act also establishes procedures under which the Bell operating companies will be allowed to handle long distance calls originating from within their telephone service area and terminating outside their area. The Bell operating companies were divested by AT&T in 1984 pursuant to court order under which they were prohibited from providing “in-region” long distance telephone service. With the passage of the Telecommunications Act, a Bell operating company can provide such in-region service if it demonstrates to the FCC and state regulatory agencies that it has complied with a 14-point regulatory checklist, including offering interconnection to other communications companies and providing access to its unbundled network elements on terms approved by a state public service commission.

     On November 5, 1999, the FCC released an order establishing the list of unbundled network elements that incumbent local exchange carriers nationwide must provide. Taken together, these unbundled network elements comprise the essential facilities, features, functions and capabilities of an incumbent local exchange carrier’s network. Under the FCC’s order, the incumbent local exchange carriers must allow competing local telephone companies such as us to use the unbundled network elements, in an individual or combined fashion, to provide basic local telephone service and must price the elements using a forward-looking, total long-run incremental cost methodology. We expect both individual network components and components in combined component service packages to be available at attractive prices nationwide as state regulatory authorities and incumbent local exchange carriers conform to the recent FCC mandates. Pricing and implementation rules for unbundled network elements in combined service packages or platform offerings that are at least acceptable for market entry have been adopted in multiple states. The prices for the use of individual network components and combined component service packages will nevertheless vary from state to state, as will an individual state’s oversight of unbundled network element platform implementation and operation in regard to individual unbundled network elements and elements provided in combinations. As discussed below, the FCC is currently re-examining the availability of unbundled network elements as part of a scheduled triennial review of those regulations.

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

     Scalable Platform for New Markets. The unbundling of network elements allows us to access the incumbent local exchange carriers’ facilities to provision our service to our customers. As a result, we have the ability to enter new markets quickly, and without a significant investment in equipment, as regulatory authorities in those markets adopt favorable rules and pricing for unbundled network elements. Using Z-Line Features, customers can manage and configure their own enhanced calling features, thus minimizing our need for an expanded customer service infrastructure.

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

     We continue to pursue Z-LineHOME marketing and distribution in new states as state regulatory authorities adopt favorable pricing, implementation rules and acceptable operations support systems performance for the unbundled network element platform components. As acceptable pricing and operations support systems become available, we intend to move toward potential market entry into Bell operating company territories in each state. Our Z-LineBUSINESS offering is in a beta test phase. We intend eventually to offer
Z-LineBUSINESS in the same territories in which we offer Z-LineHOME. We plan also to offer Z-Line-based services on a wholesale basis to other carriers in each such territory.

SERVICES

Z-LineHOME

     Z-LineHOME is our principal service offering and is currently being offered in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and Wisconsin, in most areas served by the Bell operating company operating in those states. Z-LineHOME is local residential telephone service (using a customer’s existing telephone number) bundled with long distance (1+) telephone service, calling card services, our Z-Line Features and additional enhanced features, which may include caller identification, call forwarding, three-way calling, call waiting and speed calling. We also offer Member-to-Member™ long distance calling. For a small monthly fee, Z-LineHOME subscribers may make unlimited long distance calls to other Z-LineHOME subscribers without toll charges.

     We intend to offer Z-LineHOME in additional states as soon as favorable pricing and implementation rules are adopted in those states. We are also developing other bundled combinations of our services at varied price points in order to stimulate and expand customer interest in our services. For example, we have begun to offer in several states a lower priced version of Z-LineHOME that includes fewer bundled long distance minutes and features. Additional long distance minutes and features are being offered separately for an additional monthly price. We are evaluating the elimination of the monthly Member-to-Member fee in connection with our standard Z-LineHOME offering.

Z-LineBUSINESS

     Z-LineBUSINESS is our complement service to Z-LineHOME targeted to small businesses typically having four lines or fewer. Z-LineBUSINESS is local telephone service (using a customer’s existing telephone number) bundled with long distance (1+) telephone service, calling card services, our Z-Line Features and additional enhanced features, which may include caller identification, call forwarding, three-way calling, call waiting and speed calling. We currently provide Z-LineBUSINESS on a limited test basis in Illinois. We are not only testing the market for Z-LineBUSINESS, but also testing and finalizing our operational interfaces, ordering processes, and billing arrangements. We plan to begin rolling out the service from state to state beginning in the third quarter of 2002 and eventually to offer it in every territory where we offer Z-LineHOME.

Touch 1 Long Distance

     Touch 1 Long Distance is a usage-based service that allows customers to use us as their primary long distance calling provider to complete their residential long distance (1+) calls. Touch 1 Long Distance is available nationwide, although we are not actively marketing the service. We acquired Touch 1 Communications, Inc. (Touch 1) in April 2000.

Wholesale Services

     We have begun an initiative to offer our Z-Line-based services on a wholesale basis to other carriers for resale to their own retail customers. As part of this initiative we might provide to other carriers, among other services, local exchange telephone services, long distance telephone services, Z-Line Features, enhanced features we acquire from the incumbent local telephone company, provisioning (i.e. the process by which Z-Tel or another telephone company is established as the end-user’s primary telephone company), inbound sales, fulfillment, billing, collections and customer care. In most cases we would expect the other carrier to utilize its own long distance services in providing services to its customers. In some cases, in lieu of providing services, we may license our Z-Line Features, provisioning or operational systems technology to other carriers.

     On March 20, 2002, we entered into a four-year contract with MCI WORLDCOM Communications, Inc. (“MCI”) whereby we agreed to provide local exchange services, Z-Line Features, operational and support services and licenses to use certain of our proprietary technology, all for MCI’s use in providing telecommunications services to residential and small business customers. The contract provides, among other things, that certain of our services will be provided at direct cost; we will receive technology licensing fees and fees for usage of our Z-Line platform, which provides the Z-Line Features; and MCI will share with us gross profits it earns in providing certain Z-Line Features to its customers. We paid MCI $2.3 million as a signing bonus, which MCI used to purchase one million of our common shares. The contract caps total software licensing fees at $50 million, but until that cap is reached, monthly software licensing fees together with certain monthly per line fees for the use of our technology are not to be less than $1.5 million, reduced by any prepayments made before the contract. We expect to begin providing these services on a test basis in April 2002.

Z-LINE FEATURES

     Z-Line Features is the core feature set of all of our service offerings except for Touch 1 Long Distance. It is a suite of features subscribers can access via any telephone or via the Internet. Subscribers can retrieve, forward, deliver, store, compile and otherwise manage their voice mail and other communication needs. Using the “Find-Me” feature, subscribers can have our system attempt to locate them at up to three numbers when they receive incoming calls, and notify them via e-mail, pager or ICQ Internet Chat (instant messaging) when a new voice mail message arrives. At our website, subscribers can view a list of their voice mail messages and listen to them through their computer speakers, deliver voice messages to groups of other subscribers, forward voicemails and view historical billing statements. Subscribers also are provided an e-mail address and the ability to receive faxes by e-mail.

     We expect to provide additional functionality to Z-Line Features in the future, including speech recognition capability, conference calling and the ability to manipulate voicemail and other enhanced services settings from the user’s desktop.

MARKETING AND DISTRIBUTION

     We market our retail services to our customers through independent sales representatives, strategic business partnerships, direct mail and traditional advertising media such as billboards, radio and television promoting recognition and awareness of our “Z” brand. We also have entered into joint marketing or co-branding arrangements with organizations that have large, well-established relationships or customer bases in our target markets. We intend to continue to explore the formation of alliances or ventures with other companies, including Internet service providers, paging operators, cable television companies, utilities, newspapers, financial institutions, retailers and credit card companies, which we believe will allow us to penetrate efficiently large customer bases with a relatively small capital outlay and to lower customer acquisition costs. We also have an online sales channel, called “ztelonline.com,” that affords any person the ability to send e-postcards to prospective Z-LineHOME subscribers and earn compensation for those that open new accounts with us and become active and billable customers.

BILLING AND COLLECTION

     We have three primary methods for billing and collecting from our customers. For our Z-LineHOME customers, we can (1) charge their credit card account; (2) mail a bill to their address for payment by check or money order or in person at certain payment locations proximate to the customer; or (3) set up an automatic withdrawal from their checking account. Currently, the majority of our customers pay us by check or money order.

OPERATIONS SUPPORT SYSTEMS AND CUSTOMER SUPPORT

     We have invested substantially in our software platform, which includes integrated customer ordering and provisioning, customer care and billing functionality for our services. Z-Line Features allows our Z-LineHOME customers to change their enhanced service feature configurations. A subscriber may also update his or her enhanced service configurations via the telephone and, to a limited extent, through selected personal digital assistants.

     Z-LineHOME new service orders require us to interact with the applicable incumbent local exchange carrier. Over the past two years, we improved our operations support systems to include electronic gateways to the major incumbent local exchange carriers, network element management software, and a standard internal provisioning interface that can handle multiple incumbent local exchange carrier ordering systems. This investment included outside integration and consulting assistance. The electronic gateway allows us to reduce the number of steps, and therefore the cost, required to provision a customer and increase the accuracy of our provisioning process. Provisioning is the process by which we establish ourselves as the customer’s primary local exchange and long distance telephone service provider. We now have electronic gateways operational in Alabama, California, Delaware, Florida, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, West Virginia, and Wisconsin.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

     We have developed proprietary software that manages the integrated features of our service offerings. Our software allows our network to interface and interconnect with the systems of the incumbent local exchange carriers and long-distance carriers. Our network communication facilities, which we call “Z-Nodes,” are largely consolidated in our enterprise management center in Tampa, Florida. This consolidation provides us the ability to maximize the productivity and effective management of the platform.

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

     For the fiscal years ended December 31, 2001, 2000, 1999 and 1998, we invested approximately $12,800,000, $11,361,000, $8,356,000 and $4,728,000, respectively, in company-sponsored research and development activities.

     We have filed trademark applications for federal registration of more than thirty trademarks with the United States Patent and Trademark Office, including MEMBER TO MEMBER, Z-LINE HOME EDITION, Z-LINE ANYWHERE, CITY OF AMERICA, Z-NODE, Z-LINE, Z-MAILBOX, Z-NUMBER, Z-NET, GENERATION Z, and MYZLINE. We have received federal registration of the following trademarks: WEBDIAL, CLICK & LISTEN, Z-TEL, YOUR PERSONAL COMMUNICATIONS CENTER, Z-TEL COMMUNICATIONS, INC. and Design, Z-LINE COMPANION, Z-LINE MESSENGER, Z-TEL and DESIGN, Z-TEL TECHNOLOGIES, INC.

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

Local Telephone Service

     Incumbent Local Exchange Carriers. In each of our target markets, we will compete with the incumbent local exchange carrier serving that area, which may be one of the Bell operating companies. As a recent entrant in the telecommunications services industry, we have not achieved and do not expect to achieve in the foreseeable future a significant market share for any of our services in our markets. In particular, the incumbent local exchange carriers have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than ours, have the potential to subsidize services that compete with our services with revenue from a variety of other unregulated businesses, and currently benefit from certain existing regulations that favor the incumbent local exchange carriers over us in certain respects.

     Recent regulatory initiatives that allow competitive local exchange carriers, such as us, to interconnect with incumbent local exchange carrier facilities and acquire and combine the unbundled network elements of an incumbent local exchange carrier provide increased business opportunities for us. However, such interconnection opportunities have been, and will likely continue to be, accompanied by increased pricing flexibility and relaxation of regulatory oversight for the incumbent local exchange carriers.

     Competitive Local Exchange Carriers. The Telecommunications Act radically altered the market opportunity for competitive local exchange carriers. Competitive access providers who entered the market prior to passage of the Telecommunications Act built their own infrastructure to offer exchange access services to large end-users. Since the passage of the Telecommunications Act, many competitive access providers have added switches to become competitive local exchange carriers in order to take advantage of the opening of the local market. With the Telecommunications Act requiring unbundling of the incumbent local exchange carrier’s networks, competitive local exchange carriers will now be able to enter the market more rapidly by leasing switches, trunks and loop capacity until traffic volume justifies building substantial facilities. Newer competitive local exchange carriers, like us, will not have to replicate existing facilities and can be more opportunistic in designing and implementing networks, which could have the effect of increasing competition for local exchange services.

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

     The Telecommunications Act includes provisions that impose certain regulatory requirements on all local exchange carriers, including competitive local exchange carriers. At the same time, the Telecommunications Act expands the FCC’s authority to reduce the level of regulation applicable to any or all telecommunications carriers, including incumbent local exchange carriers. The manner in which these provisions are implemented and enforced could have a material adverse effect on our ability to compete successfully against incumbent local exchange carriers and other telecommunications service providers.

GOVERNMENT REGULATION

Overview

     Some of our services are regulated and some are not. In providing our non-common carrier services such as voice mail, “Find-Me” notification and directory services offered through Z-Line Features, we operate as an unregulated provider of information services, as that term is defined in the Communications Act of 1934 (the "Communications Act"), as amended by the Telecommunications Act of 1996 (the "Telecommunications Act"), and as an enhanced service provider, as that term is defined in the FCC rules. These operations currently are not regulated by the FCC or the states in which we operate. In providing Z-LineHOME and our long distance services, we are regulated as a common carrier at the state and federal level and are subject to additional rules and policies not applicable to providers of information services alone. We are certificated as a facilities-based competitive local exchange carrier in forty-eight states and we are currently seeking such certification in Alaska and Hawaii. Z-Tel does not have authority and has not sought certification in the District of Columbia. Z-Tel is certificated as a long-distance reseller in all fifty states.

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

     Specifically, as states re-evaluate pricing of network elements, it is possible that some states could increase or lower rates over existing levels. Currently, the incumbent local exchange carriers Verizon, BellSouth, SBC and Qwest have rate cases pending before state regulatory commissions in at least one state in each of their respective territories. Ongoing rate cases in Florida, Georgia, Illinois, Pennsylvania, Massachusetts, Arizona and Minnesota could significantly raise or lower the existing rates for some network elements and network element combinations. Our intent is to be an active participant in many of these rate cases and any others that might be critical to our operations. We anticipate joining other competitive service providers in arguing that existing rates and rates proposed by the incumbents are overstated and do not reflect the true total element long run incremental costing principles required by the FCC and the Telecommunications Act. The legality of the FCC-prescribed methodology for calculating unbundled network element rates is currently before the United States Supreme Court. In that proceeding, incumbents have challenged the FCC pricing methodology. The U.S. Supreme Court’s decision could cause the FCC to implement new pricing methodology rules and could cause many of the states in which we do business to re-assess their rates for unbundled network elements and interconnection. While the prevailing trends within the industry would predict the adoption of lower rates in association with the provision of unbundled network elements and network element combinations, we cannot predict the outcome of any pending or potential rate case or judicial proceeding. Increases or decreases in rate levels charged by incumbent local exchange carriers as a result of regulatory and/or judicial review through rate case, court case or arbitration proceedings could significantly impact our business plans.

FEDERAL REGULATION

FCC Policy on Enhanced and Information Services

     In 1980, the FCC created a distinction between basic telecommunications services, which it regulates as common carrier services, and enhanced services, which remain unregulated. The FCC exempted enhanced service providers from federal regulations governing common carriers, including the obligation to pay access charges for the origination or termination of calls on carrier networks and the obligation to contribute to the universal service fund. The Telecommunications Act of 1996 established a similar distinction between telecommunications services and information services. Changing technology and changing market conditions, however, sometimes make it difficult to discern the boundary between unregulated and regulated services.

     In general, information services are value-added services that use regulated transmission facilities only as part of a service package that also includes network or computer software to change or enhance the information transmitted. We believe that most of the services we provide, including voice mail, “Find-Me” notification, and directory services offered through Z-Line Features are information services under the FCC’s definition. Because the regulatory boundaries in this area are somewhat unclear and subject to dispute, however, the FCC could seek to characterize some of our information services as “telecommunications services.” If that happens, those services would become subject to FCC regulation, although the impact of that reclassification is difficult to predict. In particular, the FCC has announced its intention to address, in the near future, the basic question as to how broadband services offered by wireline telecommunications providers should be classified under the Communications Act when such services are bundled with information services.

     In general, the FCC does not regulate the rates, services, and market entry and exit of non-dominant telecommunications carriers, but does require them to contribute to universal service and comply with other regulatory requirements. We are currently regulated as a non-dominant carrier with respect to both our local and long distance telephone services.

FCC Regulation of Common Carrier Services

     We currently are not subject to rate of return regulation at the federal level and are not currently required to obtain FCC authorization for the installation, acquisition or operation of our domestic exchange or interexchange network facilities. However, we must comply with the requirements of common carriage under the Communications Act of 1934. We are subject to the general requirement that our charges and terms for our telecommunications services be “just and reasonable” and that we not make any “unjust or unreasonable discrimination” in our charges or terms. The FCC has jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations.

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

     Interconnection and Unbundling Requirements. The Telecommunications Act greatly expands the interconnection requirements applicable to the incumbent local exchange carriers, i.e., generally, those existing local exchange carriers that, in the past, enjoyed virtual or legal monopoly status. The Telecommunications Act requires the incumbent local exchange carriers to:

•	provide physical collocation, which allows companies such as us and other competitive local exchange carriers to install and maintain our own network termination equipment in incumbent local exchange carrier central offices or, if requested or if physical collocation is demonstrated to be technically infeasible, virtual collocation;

•	offer components of their local service networks on an unbundled basis so that other providers of local service can use these elements in their networks to provide a wide range of local services to customers; and

•	establish “wholesale” rates for their services to promote resale by competitive local exchange carriers.

     In addition, all local exchange carriers must

•	interconnect with the facilities of other carriers;

•	establish number portability, which will allow customers to retain their existing phone numbers if they switch from the local exchange carrier to a competitive local service provider;

•	provide nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way; and

•	compensate other local exchange carriers on a reciprocal basis for traffic originated by one local exchange carrier and terminated by another local exchange carrier.

     The FCC is charged with establishing national guidelines to implement certain portions of the Telecommunications Act. The FCC issued its first interconnection order on August 8, 1996. Among other rules, the FCC established a list of seven network elements, comprising most of the significant facilities, features, functionalities, or capabilities of the network, that the incumbent local exchange carriers must unbundle. It is possible for competitors to provide competitive local exchange service using only these unbundled network elements. In addition, the FCC mandated a particular forward looking pricing methodology for these network elements that produces relatively low element prices that are favorable to competitors.

     On July 18, 1997, however, the United States Court of Appeals for the Eighth Circuit issued a decision vacating the FCC’s pricing rules, as well as certain other portions of the FCC’s interconnection rules, on the grounds that the FCC had improperly intruded into matters reserved for state jurisdiction. On January 25, 1999, the Supreme Court largely reversed the Eighth Circuit’s order, holding that the FCC has general jurisdiction to implement the local competition provisions of the Telecommunications Act. In so doing, the Supreme Court stated that the FCC has authority to set pricing guidelines for unbundled network elements, to prevent incumbent local exchange carriers from physically separating existing combinations of network elements, and to establish “pick and choose” rules regarding interconnection agreements. “Pick and choose” rules would permit a carrier seeking interconnection to pick and choose among the terms of service from other interconnection agreements between the incumbent local exchange carriers and other competitive local exchange carriers. This action reestablished the validity of many of the FCC rules vacated by the Eighth Circuit.

     Although the Supreme Court affirmed the FCC’s authority to develop pricing guidelines, the Supreme Court did not evaluate the specific forward-looking pricing methodology mandated by the FCC and has remanded the case to the Eighth Circuit for further consideration. Some incumbent local exchange carriers have argued that this pricing methodology does not allow adequate compensation for the provision of unbundled network elements. The Eighth Circuit heard oral arguments on this pricing issue on September 16, 1999 and issued a ruling on July 18, 2000. In that ruling, the Eighth Circuit upheld the FCC’s use of forward-looking incremental costs as the basis for establishing rates for interconnection and unbundled network elements. The Eighth Circuit further agreed with the FCC’s interpretation of the Telecommunications Act as rejecting “historical costs” as the basis for setting rates. However, the Eighth Circuit vacated the FCC’s regulation, codified at 47 C.F.R. Sec. 51.505(b), setting forth the FCC’s approach to computing forward-looking incremental costs, and directed the FCC to review its approach so that it is based on the costs incurred by the incumbent local exchange carrier to provide the actual facilities and equipment that will be used by the requesting carrier instead of the lowest cost based on the most efficient technologies currently available. On January 23, 2001, the United States Supreme Court granted a writ of certiorari to the Eighth Circuit decision and that case has been argued and briefed before the United States Supreme Court. If the United States Supreme Court affirms the Eighth Circuit’s decision or reverses the other FCC pricing rules that are the subject of that appeal, there is a risk that, upon remand, the FCC will issue less favorable pricing methodology rules, and state public utility commissions, some of whom have relied on the FCC’s existing rules, may revisit their pricing methodologies. As a result, the prices we have to pay for unbundled network elements may increase, which increase could have a materially adverse effect on our business.

     In its January 25, 1999 decision, the Supreme Court also remanded the list of unbundled network elements to the FCC for further consideration of the necessity of each one under the Telecommunications Act’s statutory standard for unbundling. On November 5, 1999, the FCC released an order largely retaining its list of unbundled network elements, but eliminating the requirement that incumbent local exchange carriers provide unbundled access to operator services and directory assistance and limiting unbundled access to local switching. With regard to operator services and directory assistance, the FCC concluded that the market has developed since 1996 such that competitors can and do self-provision these services, or acquire them from alternative sources. The FCC also noted that incumbent local exchange carriers remain obligated under the non-discrimination requirements of the Communications Act of 1934 to comply with the reasonable request of a carrier that purchases these services from the incumbent local exchange carriers to rebrand or unbrand those services, and to provide directory assistance listings and updates in daily electronic batch files. With regard to unbundled local switching, the FCC concluded that, notwithstanding the incumbent local exchange carriers’ general duty to provide unbundled local circuit switching, an incumbent local exchange carrier is not required to unbundle local circuit switching for competitors for end-users with four or more voice grade (DSO) equivalents or lines, provided that the incumbent local exchange carrier provides nondiscriminatory access to combinations of unbundled loops and transport (also known as the Enhanced Extended Link) throughout Density Zone 1, and the incumbent local exchange carrier’s local circuit switches are located in (i) the top 50 Metropolitan Statistical Areas as set forth in Appendix B of the Third Report and Order and Fourth Further Notice of Proposed Rulemaking in FCC Docket No. 96-98, and (ii) in Density Zone 1, as defined in the FCC’s rules. For operator services and directory assistance, as well as for unbundled local switching, the FCC noted that the competitive checklist contained in Section 271 of the Communications Act of 1934 requires Bell operating companies to provide nondiscriminatory access to these services. Thus, Bell operating companies must continue to provide these services to competitors; however, Bell operating companies may charge different rates for these offerings.

     The FCC’s November 5, 1999 ruling on unbundled network elements was appealed by several parties to the DC Circuit, including incumbent local exchange carriers. In addition, competitive carriers have sought reconsideration of that decision, including the FCC’s limitation on the availability of unbundled local switching, before the FCC. The D.C. Circuit appeal of the FCC’s November 5, 1999 ruling has been briefed by the parties and is set for argument in Spring 2002. In that appeal, incumbent local exchange carriers argued that the FCC’s standard for identifying unbundled network elements was inconsistent with the Telecommunications Act and the January 25, 1999 Supreme Court decision. In addition, incumbent local exchange carriers argued that the FCC’s decision to order access to unbundled local switching, which Z-Tel relies on to provide its local exchange service, was arbitrary and capricious. If the D.C. Circuit rules in favor of the incumbents, there is a risk that Z-Tel would no longer have the ability to purchase local switching from incumbent local exchange carriers on an unbundled basis pursuant to Section 251 of the Telecommunications Act. Such a result would limit our ability to sell Z-Tel common carrier services and information services and would have a significant materially adverse effect on our business

     On December 20, 2001, the FCC released a Notice of Proposed Rulemaking in CC Dockets No. 01-338, 96-98 and 98-147 as part of its comprehensive “Triennial Review” of the unbundling rules it implemented on November 5, 1999. That FCC proceeding will consider the circumstances under which incumbent local exchange carriers will be required to make parts of their networks available to carriers like Z-Tel on an unbundled basis pursuant to Section 251 of the Telecommunications Act. The FCC has asked parties to comment on the methodology it should use to identify unbundled network elements. Also, in that proceeding, the FCC is specifically reviewing whether incumbents should be required to offer on an unbundled basis local loops, subloops, network interface devices, the high-frequency portion of the loop, switching, interoffice transmission facilities, and all other network elements. In addition, the FCC is considering the role of state commissions in determining what network elements are to be available. The outcome of this Triennial Review proceeding is uncertain. There is a substantial risk that in the Triennial Review the FCC will eliminate, limit or curtail access to unbundled network elements, including but not limited to unbundled local switching and transport, that Z-Tel utilizes to provide its local exchange service to its customers. Any such limitation on the availability of unbundled network elements, especially unbundled local switching or transport, could have a significant and substantial material adverse impact on Z-Tel’s business. Z-Tel is actively participating in this FCC Triennial Review proceeding and is devoting substantial, multifaceted resources to this effort. The FCC is expected to issue its decision in this Triennial Review proceeding by the end of calendar year 2002.

     Also on December 20, 2001, the FCC issued a Notice of Proposed Rulemaking in CC Docket No. 01-337 in which the FCC sought comment on regulatory requirements for incumbent local exchange carrier provision of broadband telecommunications services. In this proceeding, the FCC is considering whether it should remove regulatory safeguards and common carrier obligations, including unbundling regulations, on incumbent local exchange carrier broadband networks. An FCC decision limiting unbundling or deregulating incumbent local exchange carrier broadband networks could have a significant and material adverse impact on our business. For example, incumbent local exchange carriers may be able to offer consumers deregulated broadband network packages of local exchange, information services and broadband service (such as DSL) that Z-Tel would not be able to offer because Z-Tel would not have unbundled access to that broadband network. In addition, because the incumbent local exchange carrier “broadband network” in most instances utilizes the same network facilities as the current incumbent local exchange dial tone network, limitations on unbundling or deregulation of that “broadband network” could inexorably make it difficult, more costly, or even impossible, for Z-Tel to provide its current telecommunications and information services to consumers.

     On February 14, 2002, the FCC adopted a Notice of Proposed Rulemaking in CC Docket No. 02-42 that proposed to classify incumbent local exchange carrier provision of wireline broadband Internet access services as an “information service” and regulate the provision of such services pursuant to Title I of the Communications Act of 1934. In addition, the FCC sought comment on whether its Computer II/Computer III rules, which govern access to incumbent networks by third parties to provide information services. The proposed rules could, if adopted without adequate assurances for competitive access, limit the ability of new entrants to access and utilize the networks of incumbent local exchange carriers to provide advanced, broadband Internet access and could therefore harm
Z-Tel’s ability to provide services to its customers.

     These and other FCC determinations are likely to be the subject of further appeals or reconsideration. Thus, while the Supreme Court has resolved many issues, including aspects of the FCC’s jurisdictional authority, other issues remain subject to further consideration by the courts and the FCC. We cannot predict the ultimate disposition of these matters.

     Interconnection Agreements. The Telecommunications Act obligates incumbent local exchange carriers to negotiate with us in good faith to enter into interconnection agreements. Competitive local exchange carriers like us can purchase unbundled network elements under such an agreement or under a tariff or a Statement of Generally Available Terms filed with the state regulators. Interconnection agreements are a prerequisite to obtaining access to the incumbent local exchange carrier’s unbundled network elements and to provide the connectivity to our network necessary to provision local exchange services, including Z-LineHOME. To this end, we have entered into interconnection agreements with the Bell operating company in all states where we currently offer local exchange services except Michigan and Wisconsin, where we purchase the unbundled network element platform under SBC Ameritech’s tariff on file with the Michigan and Wisconsin state commissions. Z-Tel’s interconnection agreements with the Bell operating company for territories in Ohio, Maryland, Massachusetts, New Jersey and West Virginia have been signed and are currently awaiting approval. Interconnection agreements between Z-Tel and the former (non Bell) GTE exchanges now owned by Verizon have been signed and are currently awaiting approval in Arizona, California, Florida, Idaho, Indiana, and North Carolina.

     To ensure that it obtains interconnection and unbundled access at the best-available terms, Z-Tel currently is reviewing available contracts or negotiating new contracts in a number of states. However, at any point in time our interconnection agreement may not contain the best-available terms offered to our competitors, a situation that could adversely affect our ability to compete in the market. In addition, our interconnection agreements with SBC in Missouri and Illinois have expired, and these agreements and others are in the process of renegotiation.

     If we cannot reach a voluntary interconnection agreement with an incumbent local exchange carrier on acceptable terms, either side may petition the applicable state commission to arbitrate remaining disagreements. These arbitration proceedings can last for a substantial period of time and can require substantial resources to litigate. Moreover, state commission approval of any interconnection agreement resulting from negotiation or arbitration is required, and any party may appeal an adverse decision by the state commission to federal district court. The incentive of the incumbent local exchange carrier to negotiate fair or proper interconnection agreement terms is a function of the willingness and authority of state commissions and the FCC to enforce rules and policies promulgated under the Telecommunications Act. The potential cost in resources and delay from this interconnection agreement negotiation and arbitration process could harm our ability to compete in certain markets, and there is no guarantee that a state commission would resolve disputes, including pricing disputes, in our favor.

     The ability of a new entrant like Z-Tel to enforce interconnection agreements with incumbent local exchange carriers or appeal state commission arbitrations regarding such agreements is currently subject to considerable legal uncertainty. A January 2002 decision by the United States Circuit Court for the Eleventh Circuit ruled that the Georgia state commission did not have authority to enforce interconnection agreements between incumbent local exchange carriers and new entrants. This decision is in apparent conflict with decisions by other United States Circuit Courts. As a result of this decision, litigating enforcement of interconnection agreements in state or federal courts in the Eleventh Circuit and elsewhere could substantially increase the cost of such litigation. In addition, the United States Supreme Court has agreed to review conflicting decisions by the Seventh Circuit and Fourth Circuit regarding the ability of carriers to appeal state commission interconnection agreement arbitrations and determinations in federal district court. State commissions have argued that the Eleventh Amendment precludes appeal of these decisions and determinations to federal district court. If carriers like Z-Tel are required to appeal state commission decisions and determinations before state courts, our ability to ensure uniform national unbundling and interconnection principles could be significantly diminished and could be significantly more costly and time-consuming to obtain.

     Collocation. The FCC has adopted rules designed to make it easier and less expensive for competitive local exchange carriers to collocate equipment at incumbent local exchange carriers’ central offices by, among other things, restricting the incumbent local exchange carriers’ ability to prevent certain types of equipment from being collocated and requiring incumbent local exchange carriers to offer alternative collocation arrangements. Restrictions and impediments to collocation could harm our business as they make it more difficult if not impossible for us to obtain alternatives to unbundled network elements we purchase from incumbent local exchange carriers.

     On March 17, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated portions of the FCC’s collocation rules. Specifically, the court found that the FCC’s interpretations of the statutory terms “necessary” and “physical collocation” were impermissibly broad, and remanded those portions of the order to the FCC for reconsideration. On August 8, 2001, the FCC released an order on remand in response to this D.C. Circuit decision in CC Docket 98-147. The FCC decided that competitors may collocate equipment in incumbent local exchange carrier central offices if the competitor, as a practical, economic or operational matter would be precluded form obtaining “equal in quality” interconnection or “nondiscriminatory access” to unbundled network elements. The FCC limited which multi-functional equipment competitors may collocate. The FCC also decided that incumbent local exchange carriers must comply with reasonable requests for competitors to install and maintain cross-connections with collocated equipment of other competitors. The FCC also decided that incumbent local exchange carriers may decide where collocated equipment may be placed within its premises as long as the incumbent local exchange carrier acts reasonably and nondiscriminatorily. The FCC also that determined except in limited circumstances, an incumbent local exchange carrier may separate the space collocators. The FCC’s new collocation rules could increase the cost and time for competitors to collocate equipment in incumbent local exchange carrier central offices and could have a substantial and material impact on Z-Tel’s future business prospects. This FCC Collocation Remand Order is currently on appeal to the D.C. Circuit. The outcome of that subsequent appeal is uncertain and could impact Z-Tel’s business.

     Line Sharing and Line Splitting. On November 18, 1999, the FCC also adopted an order requiring incumbent local exchange carriers to provide line sharing, which will allow competitive local exchange carriers to offer data services over the same line that a consumer uses for voice services without the competitive local exchange carriers’ having to provide the voice service. In an Order on Reconsideration, issued January 19, 2001, the FCC reaffirmed its prior decision to support line sharing for provision of digital subscriber line (DSL) services. In addition, in this January 19, 2001 decision, the FCC stated that incumbent local exchange carriers must permit competitive local exchange carriers to engage in line splitting arrangements, where a competitive local exchange carrier provides voice and another provides data service to end-users over a “split” loop purchased as an unbundled network element from the incumbent local exchange carrier. While we expect that the FCC’s rules will be beneficial to competitive local exchange carriers, we cannot be certain that these rules will be implemented by the incumbent local exchange carrier in a timely or favorable manner. As a result, Z-Tel’s ability to offer its customers DSL service and voice service by use of line-splitting and the unbundled network element platform combination is restricted significantly by incumbent local exchange carriers. That restriction could harm our business and our ability to match the service packages and bundles offered by our competitors.

     Moreover, several key issues regarding line sharing, including the provision of line sharing in instances where loop facilities have fiber components and where remote terminals do not have sufficient space for collocation, remain in light of the FCC’s Further Notice of Proposed Rulemaking issued in conjunction with its January 19, 2001 Order on Reconsideration. In addition, the FCC’s Triennial Review notice, released on December 20, 2001, seeks comment on all of the FCC’s unbundling rules, including line-sharing and line-splitting. Any decision by the FCC in these proceedings could limit Z-Tel’s unbundled access to the incumbent local exchange carrier networks in a manner that could have a substantial and material impact on our current or future business.

     Bell Operating Company Entry into the Long Distance Market. The Telecommunications Act permitted the Bell operating companies (Verizon, SBC, Qwest, and BellSouth) to provide long distance services outside their local service regions immediately, and permits them to provide in-region long distance service upon demonstrating to the FCC that they have adhered to the Telecommunication Act’s Section 271 14-point competitive checklist. The FCC must also find that granting the application would be in the “public interest.”

     Bell operating companies typically seek approval from state public utility commissions prior to filing an application for Section 271 relief before the FCC. To date, some states have denied these applications while others have approved them. The Bell operating company can file an application with the FCC for Section 271 relief regardless of the outcome of the state’s review. Based on its own review as well as recommendations from the United States Department of Justice and the involved state public utility commission, the FCC then either approves or denies the application.

     Prior to December 1999, the FCC had denied each of the Bell operating company applications brought before it because it found that the particular Bell operating company had not sufficiently made its local network available to competitors. However, since December 1999, the FCC has not rejected a Section 271 application submitted by any Bell operating company, although several applications have been withdrawn after being submitted. In late December 1999, the FCC approved Verizon’s Section 271 application for the state of New York. Since that time, the FCC has approved Verizon’s Section 271 applications for Massachusetts, Pennsylvania, Connecticut and Rhode Island. In 2000 and 2001, the FCC approved Section 271 applications of SBC for the states of Texas, Kansas, Oklahoma, Missouri, and Arkansas. Currently pending before the FCC are Section 271 applications by Verizon for New Jersey and Vermont and by BellSouth for Georgia and Louisiana. SBC, BellSouth, and Qwest have no pending applications before the FCC. On December 20, 2001, BellSouth withdrew its Section 271 application for Georgia and Louisiana, but refiled February 14, 2002.

     Several state public utility commissions (including, among others, Arizona, California, Colorado, Florida, Georgia, Illinois, Michigan and Minnesota) have proceedings underway in association with anticipated Section 271 applications. While we cannot predict the outcome of any Section 271 applications before the FCC or any individual state, we expect Bell operating companies to file applications for long distance authority in most of the remaining states in 2002 and 2003 and that the FCC will grant many, if not most, of those applications, despite the objections of competitive carriers and the Department of Justice.

     It is generally expected that competition for Z-Tel’s long-distance services will increase as the Bell operating companies enter the market. Section 271 entry permits the Bell operating company to offer a bundle of local, long-distance and enhanced services comparable to Z-Tel’s services and therefore could increase competition and harm our business, especially if we cannot obtain adequate access to unbundled network elements from that same Bell operating company.

     The Section 271 process also provides an important incentive for Bell operating companies to comply with the unbundling and interconnection requirements of the Telecommunications Act. Z-Tel relies upon obtaining unbundled access and interconnection with Bell operating companies to provide its services to its customers; as a result, Z-Tel has a direct business interest in ensuring that the Bell operating companies comply with the law. Granting a Bell operating company long-distance authority pursuant to Section 271 in a state where the Bell operating company has not fully-complied with the law could have a significant and material adverse impact on Z-Tel’s business, as it would diminish the incentive of Bell operating companies to comply with the law nationwide. On September 19, 2001, the FCC granted Verizon’s Section 271 application for Pennsylvania, despite the strong objections of Z-Tel and other competitors that Verizon’s operational systems in that state were discriminatory. In October 2001, Z-Tel appealed that FCC decision before the United States Circuit Court for the District of Columbia. That appeal is pending. If Z-Tel is not successful in this litigation, the incentive of Bell operating companies to comply with their interconnection and unbundling obligations fully could be significantly diminished, which could have a material adverse impact on our business.

     In December 2001, the United States Circuit Court for the District of Columbia remanded the FCC’s decision to grant SBC long-distance authority in Kansas and Oklahoma. The court ruled that the FCC had not fully considered whether granting such authority was in the public interest, given the alleged potential for a “price squeeze” between regulated retail and wholesale rates for local service. This proceeding has been remanded to the FCC. It is unclear how and when the FCC will decide the issue on remand. In Verizon’s pending New Jersey Section 271 application, Z-Tel has raised a similar “price squeeze” public interest argument, and the FCC must issue a ruling on this issue in this proceeding by March 2002. If the FCC rejects Z-Tel’s argument, the ability for entrants to use the Section 271 process as a method of achieving lower wholesale rates for unbundled network elements could be substantially diminished.

     Universal Service. In May 1997, the FCC released an order establishing a significantly expanded universal service regime to subsidize the cost of telecommunications service to high cost areas, as well as to low-income customers and qualifying schools, libraries and rural health care providers. Providers of interstate telecommunications services, like us, as well as certain other entities, must pay for these programs. We are also eligible to receive funding from these programs if we meet certain requirements. Our share of the payments into these subsidy funds is based on our share of certain defined interstate telecommunications end-user revenues. Currently, the FCC is assessing such payments on the basis of a provider’s revenue for the previous year. The FCC adjusts payment requirements and levels periodically. Various states are also in the process of implementing their own universal service programs. We are currently unable to quantify the amount of subsidy payments that we will be required to make to individual states. On July 30, 1999, the United States Court of Appeals for the Fifth Circuit overturned certain of the FCC’s rules governing the basis on which the FCC collects subsidy payments from telecommunications carriers and recovery of those payments by incumbent local exchange carriers. In October 1999, on remand, the FCC issued new universal service rules. These or other changes to the universal service program could affect our costs.

     The FCC rules are pending review before the Fifth Circuit. The outcome of that litigation and subsequent and forthcoming FCC and state determinations could adversely impact or delay our ability to obtain universal service funding for our services or our ability to compete with carriers that do obtain such funding. The FCC is also seeking comment on how to assess and collect funds from carriers to support the universal service system. Changes to this support program could adversely affect our costs, our ability to separately-list these charges on end-user bills, and our ability to collect these fees from our customers.

     Interstate Tariffs and Rates. Beginning July 31, 2001, interstate domestic long distance companies were no longer allowed to file interstate long-distance end-user tariffs with the FCC. This regulatory change requires that Z-Tel must make its long-distance service information directly available to customers pursuant to private contracts. In March 1999, the FCC adopted rules that require interexchange carriers like Z-Tel to make specific disclosures on their web sites of their rates, terms and conditions for domestic interstate services. These detariffing and disclosure requirements could increase our costs in providing interstate long-distance services to our subscribers.

     On April 27, 2001, the FCC limited the ability of nondominant, competitive local exchange carriers, including Z-Tel, to file tariffs for interstate switched access services. In doing so, the FCC effectively regulates the rates Z-Tel charges long-distance companies for interstate switched access services. Local exchange carriers (like Z-Tel) provide interstate switched access services to interexchange long-distance companies (like AT&T, MCI, and Sprint) when a state-to-state long distance call is made to or placed by a local telephone customer. Given the large number of interstate long-distance companies, these interstate switched access services are provided generally through FCC interstate tariffs. Prior to this April 27, 2001 decision, the FCC had refrained from any price regulation of the interstate access rates of competitive local exchange companies like Z-Tel. With the April 27, 2001 Report and Order in CC Docket No. 96-262, the FCC ruled that it would not accept for filing any interstate switched access tariff filing by a competitive local exchange carriers if the per-minute rate exceeded an FCC benchmark. The FCC benchmark varies by metropolitan statistical area. In metropolitan statistical areas (“MSAs”) that a competitive local exchange carrier began to provide service after June 20, 2001 (the effective date of the Order), the FCC benchmark rate is the interstate switched access rate for the “competing” incumbent local exchange carrier, which is established pursuant to publicly-filed tariffs before the FCC. For MSAs in which a carrier was providing local service in as of June 20, 2001, the FCC benchmark rate from June 20, 2001 through June 19, 2002 is 2.5 cents per minute or the competing incumbent local exchange carrier rate, whichever is higher. For those same MSAs, the FCC benchmark rate from June 20, 2002 through June 19, 2003 is 1.8 cents per minute or the competing incumbent local exchange carrier rate, whichever is higher. For those same MSAs, the FCC benchmark rate from June 20, 2003 through June 19, 2004 is 1.2 cents per minute or the competing incumbent local exchange carrier rate, whichever is higher. Beginning on June 20, 2004, the FCC benchmark rate for those MSAs will be the switched access rate of the competing incumbent local exchange carrier. As of June 20, 2001, Z-Tel was providing local service in most of the MSAs in its current footprint; as a result, the FCC benchmark rates for Z-Tel’s interstate switched access charges in those MSAs will, through June 20, 2004, be considerably higher than the FCC benchmark rate for Z-Tel’s competitors that begin to provide service in those MSAs after June 20, 2001.

     AT&T and Sprint have appealed the FCC’s April 2001 CLEC Access Charge Order before the United States Circuit Court for the District of Columbia, arguing that the FCC’s benchmark rates are too high and that competitive local exchange carriers like Z-Tel should be required to provide interstate switched access services at the competing incumbent local exchange carrier rate immediately. Z-Tel has intervened in that court proceeding against those long-distance companies. Two competitive local exchange carriers have also appealed the FCC decision, and several competitive carriers have sought reconsideration or clarification of the FCC’s decision. In addition, Z-Tel has sought a waiver of FCC rules requiring it to tariff interstate switched access services at the competing incumbent local exchange carrier rate for several dozen smaller MSAs that Z-Tel did not have any local subscribers in as of June 20, 2001, arguing to the FCC that the cost to Z-Tel to provide interstate switched access services at two different rate levels in the same state would impose unnecessary costs on Z-Tel that is inconsistent with the public interest. These appeals, reconsiderations, and the waiver request are all pending. The outcome of any of these determinations could have a significant and material impact on Z-Tel’s business. In particular, if AT&T and Sprint are successful in requiring Z-Tel and other entrants to charge the competing incumbent local exchange carrier rate for interstate switched access services immediately, it would have a substantial and material adverse effect on Z-Tel’s business and competitive advantage.

     In 2001, Z-Tel settled pending litigation with AT&T and Sprint over their nonpayment of access charges to Z-Tel. Z-Tel provides interstate and intrastate switched access services to both of those long-distance carriers pursuant to switched access service agreements. Based on history of nonpayment of both of these long-distance carriers to Z-Tel, there is a risk that either or both of these long-distance companies could fail to pay Z-Tel for switched access services. While Z-Tel has in the past and will in the future adamantly litigate and defend its position against these carriers, nonpayment could have a substantial and material adverse impact on our business.

     Numbering and Number Portability. In August 1997, the FCC issued rules transferring responsibility for administering and assigning local telephone numbers from the Bell operating companies and other incumbent local exchange carriers to a neutral entity in each geographic region in the United States. In August 1996, the FCC issued new numbering regulations that prohibit states from creating new area codes that could unfairly hinder competitive local exchange carriers by requiring their customers to use 10 digit dialing while existing incumbent local exchange carrier customers use seven digit dialing. In addition, each carrier is required to contribute to the cost of numbering administration through a formula based on net telecommunications revenues. Beginning in March 2000, contributions for this purpose were based on end-user telecommunications revenues and have been submitted in association with FCC Lifeline, Universal Service and the Schools and Libraries Funds.

     In July 1996, the FCC released rules requiring all local exchange carriers to have the capability to permit both residential and business consumers to retain their telephone numbers when switching from one local service provider to another, known as “number portability.” Number portability has been implemented in most of the areas in which we provide service, but has not been implemented everywhere in the United States. Some carriers have obtained waivers of the requirement to provide number portability, and others have delayed implementation by obtaining extensions of time before compliance is required. Lack of number portability in a given market could adversely affect our ability to attract customers for our competitive local exchange service offerings, particularly business customers, should we seek to provide services to such customers.

     In May 1999, the FCC also initiated a proceeding to address the problem of the declining availability of area codes and phone numbers. On December 29, 2000, the FCC issued a Further Notice of Proposed Rulemaking in CC Dockets No. 96-98 and 99-200 that proposed adoption of a “market-based” approach for optimizing number resources. In that Further Notice the FCC seeks input on its tentative conclusion that, through the introduction of charges associated with the allocation of number resources, carriers might be better incentivized to take and retain only as many numbers as they need. If a “market-based” approach to number allocation is introduced, as the FCC has proposed, it could result in added administrative expenses for us.

     Restrictions on Bundling. Current FCC rules prohibit dominant carriers from bundling their non-competitive regulated telecommunications services with their unregulated enhanced or information services. To our knowledge, the FCC has not enforced this rule with respect to competitive local exchange carriers and has proposed eliminating the rule for all carriers.

     Slamming. A customer’s choice of local or long distance telecommunications company is encoded in a customer record, which is used to route the customer’s calls so that the customer is served and billed by the desired company. A user may change service providers at any time, but the FCC and some states regulate this process and require that specific procedures be followed. When these procedures are not followed, particularly if the change is unauthorized or fraudulent, the process is known as “slamming.” Slamming is such a significant problem that it has been addressed in detail by Congress in the Telecommunications Act, by some state legislatures, and by the FCC in recent orders. The FCC has levied substantial fines for slamming. The risk of financial damage, in the form of fines, penalties and legal fees and costs, and to business reputation from slamming is significant. Even one slamming complaint could cause extensive litigation expenses for us. The FCC recently decided to apply its slamming rules (which originally covered only long distance) to local service as well. Z-Tel is also subject to state rules and regulations regarding slamming, cramming, and other consumer protection regulation.

     Network Information. Section 222 of the Communications Act of 1934 and FCC rules protect the privacy of certain information about telecommunications customers that a telecommunications carrier such as us acquires by providing telecommunications services to such customers. Such protected information, known as Customer Proprietary Network Information (CPNI), includes information related to the quantity, technological configuration, type, destination and the amount of use of a telecommunications service. The FCC’s original rules prevented a carrier from using CPNI acquired through one of its offerings of a telecommunications service to market certain other services without approval of the affected customer. The United States Court of Appeals for the Tenth Circuit overturned a portion of the FCC’s rules established in CC Docket No. 96-115 regarding the use and protection of CPNI.

     In response to the Tenth Circuit decision, in October 2001, in CC Docket No. 96-115, the FCC clarified that the Tenth Circuit reversal was limited and that most of the FCC’s CPNI rules remained in effect. The FCC sought further comment on what method of customer consent offered by a carrier (either an “opt-in” or “opt-out” approach) would serve the governmental interest in Section 222 and be consistent with the First Amendment. The final determination of this issue and other FCC rules regarding handling of CPNI could result in significant administrative expense to Z-Tel in modifying internal customer systems to meet these requirements.

     Intercarrier Compensation (Interstate Access Charges and Reciprocal Compensation). Because Z-Tel, as a competitive local exchange carrier, passes and receives local and toll calls to and from other local exchange carriers and long-distance companies, the rates for “intercarrier compensation” for these calls has a significant and substantial impact on the profitability of Z-Tel’s business. In addition, the rates that Z-Tel’s competitors, especially the incumbent local exchange carriers, are permitted to charge end-users, other local exchange carriers, and long-distance companies for originating, transmitting, and terminating telecommunications traffic can have a substantial impact on Z-Tel’s ability to offer services in competition with those carriers.

     The current regulatory (and intercarrier compensation) status of dial-up calls to Internet service providers is in dispute and litigation. The FCC has determined that both continuous access and dial-up calls from a customer to an Internet service provider are interstate, not local, calls, and, therefore, are subject to the FCC’s jurisdiction. The FCC has initiated a proceeding to determine the effect that this regulatory classification will have on the obligation of local exchange carriers to pay reciprocal compensation for dial-up calls to Internet service providers that originate on one local exchange carrier network and terminate on another local exchange carrier network. Moreover, many states have or are considering this issue, and several states have held that local exchange carriers do not need to pay reciprocal compensation for calls terminating at Internet service providers. A majority of state commissions have ruled that reciprocal compensation should be paid on such traffic. On March 24, 2000, the Court of Appeals for the District of Columbia remanded for reconsideration the FCC’s determination that calls to Internet service providers are interstate for jurisdictional purposes rather than local. Specifically, the Court indicated that the FCC has not provided a satisfactory explanation why calls to Internet service providers are not local telecommunications traffic and why such traffic is exchange access rather than telephone exchange service. We cannot predict the effect that the FCC’s resolution of these issues will have on our business.

     Since passage of the Telecommunications Act of 1996, the FCC has fundamentally restructured the “access charges” that incumbent local exchange carriers charge to interexchange carriers and end-user customers to connect to the incumbent local exchange carrier’s network. The FCC revised access charges for the largest incumbent local exchange carriers in May 1997, reducing per-minute access charges and increasing flat-rated monthly charges paid by both long-distance carriers and end-users. Further changes in access charges were effected for the largest incumbent local exchange carriers when the FCC adopted the Coalition for Affordable Local and Long-Distance Service (CALLS) proposal in May 2000. CALLS, which reflected a negotiated settlement between AT&T and most of the Bell operating companies, reduced per-minute charges by 60 percent. It further increased flat-rated monthly charges to end-users, in particular, multi-line business users. The CALLS plan also attempted to remove implicit universal service subsidies paid for by long-distance companies in interstate access rates and place those funds into the federal universal service support system, where they would be recovered from all interstate carriers. Most of the reductions in the CALLS plan resulted from shifting access costs away from interexchange carriers onto end-user customers. Last year, the Fifth Circuit reversed and remanded portions of the CALLS plan back to the FCC for further consideration of the issue as to the size of the subsidy for universal service should be removed from the interstate access charges and placed into the federal interstate universal service support system. The outcome of this litigation could impact the contributions Z-Tel, as an interstate carrier, must pay to support the federal universal service support system.

     In addition, as discussed above, the rates that Z-Tel and other competitive local exchange carriers may charge for interstate switched access services are regulated pursuant to the FCC’s April 2001 CLEC Access Charge Order.

     In April 2001, the FCC released a Notice of Proposed Rulemaking in CC Docket No. 01-92 in which it proposed a “fundamental re-examination of all currently regulated forms of intercarrier compensation.” The FCC proposed that carriers transport and terminate local traffic on a bill-and-keep basis, rather than per-minute reciprocal compensation charges. The FCC regards the CALLS Order and the CLEC Access Charge Order as well as its reciprocal compensation rules to be 3-year “transitional intercarrier compensation regimes”. After completion of that three-year transition, a new interstate intercarrier compensation regime based upon bill-and-keep or another alternative may be in place. Because Z-Tel both makes payments to and receives payments from other carriers for exchange of local and long-distance calls, at this time we cannot predict the effect that the FCC’s determination in CC Docket No. 01-92 may have upon our business.

     Potential Legislation. On February 27, 2002, the U.S. House of Representatives passed H.R. 1542, (the “Tauzin-Dingell” bill). If enacted into law, H.R. 1542 would overturn a substantial portion of the Telecommunications Act, including several of the unbundling requirements. In addition, H.R. 1542 would permit Bell operating companies to offer “interLATA data” services immediately without Section 271 approval. As a result, enactment would significantly and substantially lower the incentive for the Bell operating companies to provide interconnection and access to unbundled network elements to competitors like Z-Tel. If enacted, H.R. 1542 also would substantially deregulate broadband telecommunications services offered by incumbent local exchange carriers and limit unbundled access to such broadband networks. Such deregulation action could have a significant and material adverse impact on our business. Other changes to the market-opening and enforcement provisions of the Communications Act could adversely affect our ability to provide competitive services and could harm our business.

     Other Issues. There are a number of other issues and proceedings that could have an effect on our business in the future, including the fact that

•	The FCC has adopted rules to require telecommunications service providers to make their services accessible to individuals with disabilities, if readily achievable.

•	The FCC has also ordered telecommunications service providers to provide law enforcement personnel with a sufficient number of ports and technical assistance in connection with wiretaps. We cannot predict the cost to us of complying with this order.

•	The FCC has adopted new rules designed to make it easier for customers to understand the bills of telecommunications carriers. These Truth-in-Billing rules establish certain requirements regarding the formatting of bills and the information that must be included on bills. These rules have been appealed in Federal court.

•	We are subject to annual regulatory fees assessed by the FCC, and must file an annual employment report to comply with the FCC’s Equal Employment Opportunity policies.

•	The FCC has adopted an order granting limited pricing flexibility to large incumbent local exchange carriers, and is considering granting additional pricing flexibility and price deregulation options. These actions could increase competition for some of our services.

     The foregoing is not an exhaustive list of proceedings or issues that could materially affect our business. We cannot predict the outcome of these or any other proceedings before the courts, the FCC, legislative bodies, or state or local governments.

STATE REGULATION

     To the extent that we provide telecommunications services that originate and terminate within the same state, we are subject to the jurisdiction of that state’s public service commission. As our local service business and product lines expand, we will offer more intrastate services and may become increasingly subject to state regulation. The Telecommunications Act maintains the authority of individual state utility commissions to preside over rate and other proceedings, and to impose their own regulation on local exchange and intrastate interexchange services, so long as such regulation is not inconsistent with the requirements of federal law. For instance, states may require us to obtain a Certificate of Public Convenience and Necessity before commencing service in the state. We have obtained such authority in all states in which we operate, and, as a prelude to market entry in additional states, we have obtained such authority to provide facilities-based service in forty-eight states. Z-Tel has sought such authority also in Alaska and Hawaii. Z-Tel has not applied for such authority in the District of Columbia. No assurance can be made that the individual state regulatory authorities will approve these or additional certification requests in a timely manner. In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements, consumer protection measures, and obligations to contribute to universal service and other funds. State commissions also have jurisdiction to approve negotiated rates, or establish rates through arbitration, for interconnection, including rates for unbundled network elements. Changes in those rates for unbundled network elements could have a substantial and material impact on our business. Our ability to appeal State commission determinations in federal court is subject to considerable legal uncertainty (see “Interconnection Agreements” above).

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

     We are also subject to state laws and regulations regarding slamming, cramming, and other consumer protection and disclosure regulations. These rules could substantially increase the cost of doing business in any one particular state. State commissions have issued or proposed several substantial fines against competitive local exchange companies for slamming or cramming. The risk of financial damage, in the form of fines, penalties and legal fees and costs, and to business reputation from slamming is significant. Even one slamming complaint before a state commission could cause extensive litigation expenses for us. In addition, state law enforcement authorities may utilize their powers under state consumer protection laws against us in the event legal requirements in that state are not met.

     Z-Tel’s rates for intrastate switched access services, which Z-Tel provides to long-distance companies to originate and terminate in-state toll calls, are subject to the jurisdiction of the state commissions in which the call originated and terminated. State commissions may, like Texas, directly regulate or prescribe this intrastate switched access rate. Such regulation by other states could materially and adversely affect Z-Tel’s revenues and business opportunities within that state.

     The Telecommunications Act generally preempts state statutes and regulations that restrict the provision of competitive services. As a result of this preemption, we will be generally free to provide the full range of local, long distance, and data services in any state. While this action greatly increases our potential for growth, it also increases the amount of competition to which we may be subject. States, however, may still restrict Z-Tel’s ability to provide competitive services in some rural areas. In addition, the cost of enforcing federal preemption against certain state policies and programs may be large and may cause considerable delay. In particular, we expect to expand our Z-LineHOME service by starting to market this service in several new states during 2002. To effect entry into these markets, we have obtained proper state regulatory certification and entered into interconnection agreements in all states where we operate, except for Michigan and Wisconsin, where we obtain interconnection and access to unbundled network elements through a state tariff. In each jurisdiction where we operate, we anticipate that the incumbent local exchange carrier will provide the unbundled network element platform components in a manner similar to that provided in states where we currently operate. However, pricing and terms and conditions adopted by the incumbent local exchange carrier in each of these states may preclude our ability to offer a competitively viable and profitable product within these and other states on a going-forward basis.

     In order to enter new markets, we may be required to negotiate interconnection agreements with incumbent local exchange carriers on an individual state basis. To continue to provide service, we also need to renegotiate interconnection agreements with incumbent local exchange carriers. While current FCC rules and regulations require the incumbent provider to provide the network elements on an individual and combined basis necessary for us to provision end-user services, no assurance can be made that the individual local exchange providers will provide these components in a manner and at a price that will support competitive operations. If the incumbent providers do not readily provide network functionality in the manner required, we have regulatory and legal alternatives, including arbitration before state public service commissions, to force provision of services in a manner required to support our service offerings. However, if we are forced to litigate in order to obtain the combinations of network elements required to support our service, we are likely to incur significant incremental costs and delays in entering such markets. In addition, as discussed above, there is considerable legal uncertainty as to how interconnection agreements are to be enforced before state commissions and where appeals of state commission interconnection agreement determinations may be heard.

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

EMPLOYEES

     As of March 22, 2002, we had approximately 1,332 employees. None of our employees is covered under collective bargaining agreements, and we believe that our relationships with our employees are good.

Item 2. Properties

     We currently lease our principal executive offices in Tampa, Florida, our principal engineering offices in Atlanta, Georgia and our call center offices in Minot, North Dakota. We own our principal consumer services offices in Atmore, Alabama.

Item 3. Legal Proceedings

     We are a party to various routine administrative proceedings. For more information, please refer to the section entitled “Item 1. Business-Government Regulation.”

1.	Case Number 1:01CV00551; Z-Tel Communications, Inc. v AT&T Corp.; in the United States District Court for the District of Columbia.

     On March 15, 2001, we filed the captioned suit. In that suit, we have alleged that AT&T has received originating and terminating access service from us and has unlawfully withheld access charges for such services from us. In July 2001, AT&T and the Company agreed to a settlement. In connection with that settlement, which approximated the amounts recorded by the Company as receivables, the Company resolved the issues relating to charges for access services rendered. The Company entered into a switched access agreement setting forth terms and conditions under which AT&T will purchase access services from the Company in the future.

2.	Case No. 01 CV 5074; Grosinger v. Z-Tel Technologies, Inc., et al., in the United States District Court for the Southern district of New York (filed June 7, 2001)

     During June and July 2001, three separate class action lawsuits were filed against the Company, certain of the Company’s current and former directors and officers (the “D&Os”) and firms engaged in the underwriting (the “Underwriters”) of our initial public offering of stock (the “IPO”). Each of the lawsuits is based on the allegations that the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission (“SEC”) in connection with the IPO, contained untrue statements of material fact and omitted to state facts necessary to make the statements made not misleading by failing to disclose that the underwriters had received additional, excessive and undisclosed commissions from, and had entered into unlawful tie-in and other arrangements with, certain customers to whom they allocated shares in the IPO. Plaintiffs have asserted claims against the Company and the D&Os pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs seek an undisclosed amount of damages, as well as pre-judgment and post-judgment interest, costs and expenses, including attorneys’ fees, experts’ fees and other costs and disbursements. The lawsuits, along with all other lawsuits filed against other issuers arising out of IPO allocations, have been assigned to Judge Shira A. Scheindlin for pretrial coordination. The complaints have been consolidated into a single action, Case No. 01-5074. As of the filing of this annual report on Form 10-K, a consolidated complaint had not been filed or designated, and the Company is not required to file answers or other responsive pleadings at this time.

Item 4. Submission of Matters to a Vote of Securities Holders

On October 30, 2001, a Special Meeting of Stockholders was held at which the stockholders of the Company approved and ratified the issuance of the Series G Preferred and the warrants issued in connection therewith. The vote was 34,641,173 shares voted for approval, 339,338 shares voted against approval, with 34,286 shares abstaining.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded on the Nasdaq National Market under the symbol “ZTEL.”

The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the Common Stock, as reported on the Nasdaq National Market since trading began on December 15, 1999 in connection with the Company’s initial public offering, under the symbol ZTEL:

	High	Low

FISCAL YEAR 1999:
Fourth Quarter (from December 15, 1999)	$42.38	$33.13

FISCAL YEAR 2000:
First Quarter	$47.25	$25.81
Second Quarter	$41.63	$11.00
Third Quarter	$15.13	$7.13
Fourth Quarter	$9.63	$3.44

FISCAL YEAR 2001:
First Quarter	$6.94	$3.63
Second Quarter	$4.45	$1.40
Third Quarter	$1.65	$0.78
Fourth Quarter	$1.95	$0.80

FISCAL YEAR 2002:
First Quarter (Through March 26, 2002)	$2.90	$1.31

HOLDERS

On March 26, 2002, the last reported sales price of the Common Stock on the Nasdaq National Market was $1.90 per share. As of March 26, 2002, there were approximately 233 holders of record of the Common Stock.

DIVIDENDS

We have not paid dividends on our common stock since our inception and do not intend to pay any cash dividends for the foreseeable future but instead intend to retain earnings, if any, for the future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our results of operations, our financial condition, restrictions imposed by applicable law and other factors deemed relevant by the Board of Directors. In addition, our ability to pay cash dividends is limited by provisions of our Series D, E, and G Convertible Preferred Stock, which have dividend preferences over our common stock. In 2000, we paid a $0.9 million cash dividend on the Series D Convertible Preferred Stock.

RECENT SALES OF UNREGISTERED SECURITIES

On July 5 and August 3, 2001, we sold an aggregate of 175 shares of $0.01 par value Series G Junior Convertible Preferred Stock, (the "Series G Preferred") and warrant (the “Warrants”) for the purchase of 3,000,000 shares of our common stock, for aggregate proceeds of $17.5 million. We claim an exemption from registration under Section 4(2) of the Securities Act of 1933 because the transaction was by an issuer and did not involve a public offering.

The Series G Preferred is initially convertible into 11,739,970 shares of Common Stock. The Warrants are initially exercisable at an exercise price of $0.01 per share. The conversion rates of the Series E Preferred and the exercise price of the Warrants are subject to adjustment upon the occurrence of certain events that would cause dilution in the ownership of the holders of the Series G Preferred and the Warrants.

Item 6. Selected Consolidated Financial Data

The following selected historical consolidated financial data has been derived from our consolidated financial statements and should be read in conjunction with the financial statements, related notes and other financial information contained in this document. You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained later in this document. Historical results are not necessarily indicative of future results.

				Period
				January 15, 1998
	Years Ended December 31,			(Inception)
				through December 31,
	2001	2000	1999	1998

	(In thousands, except share and per share data)
Revenues	$275,897	$177,668	$6,615	$140

Operating expenses:
Network operations	155,164	107,077	6,518	382
Sales and marketing	31,243	45,018	8,898	2,201
Research and development	8,935	8,276	3,562	4,728
General and administrative (4)	147,172	91,330	16,493	4,718
Impairment of assets (3)	59,247	—	—	—
Depreciation and amortization	23,277	17,166	4,372	1,283

Total operating expenses	425,038	268,867	39,843	13,312

Operating loss	(149,141)	(91,199)	(33,228)	(13,172)

Nonoperating income (expense):
Interest and other income	6,862	5,475	608	228
Interest and other expense	(3,789)	(2,313)	(3,351)	(178)

Total nonoperating income (expense)	3,073	3,162	(2,743)	50

Net loss	(146,068)	(88,037)	(35,971)	(13,122)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(15,059)	(3,644)	(1,654)	(190)
Less deemed dividend related to beneficial conversion feature	(9,356)	(20,027)	—	—

Net loss attributable to common stockholders	$(170,483)	$(111,708)	$(37,625)	$(13,312)

Weighted average common shares outstanding	33,908,374	33,066,538	15,099,359	6,554,499

Basic and diluted net loss per share	$(5.03)	$(3.38)	$(2.49)	$(2.03)

Consolidated Balance Sheet Data
Cash and cash equivalents (2) (5)	18,892	46,650	101,657	7,973
Working capital (deficit)	(11,983)	59,245	95,315	3,328
Total assets	116,737	246,461	137,677	20,274
Total debt	15,766	20,417	14,134	724
Mandatorily convertible redeemable preferred stock	112,570	84,585	—	15,154
Total stockholder’s equity (deficit)	(67,172)	89,100	114,378	(6)

Other Financial Data
EBITDA (1)	(125,864)	(74,033)	(28,856)	(11,889)
Net cash used in operating activities	(21,846)	(96,862)	(32,681)	(7,769)
Net cash used in investing activities	(15,615)	(40,602)	(5,182)	(11,393)
Net cash provided by financing activities	9,701	82,455	131,547	27,135

(1)	EBITDA consists of earnings before deducting interest, income taxes, depreciation and amortization. While not a measure under accounting principles generally accepted in the United States of America (“GAAP”), EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results. Although EBITDA should not be construed as a substitute for operating income (loss) determined in accordance with GAAP, it is included herein to provide additional information with respect to our ability to meet future debt service, capital expenditures and working capital requirements. The calculation of EBITDA does not include our commitments for capital expenditures and payment of debt and should not be deemed to represent our available funds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the financial operations and liquidity of the Company as determined in accordance with GAAP.

(2)	Included in the December 31, 1999 cash balance was approximately $109.1 million, net proceeds to us after underwriter discount and commissions, from our December 15, 1999 initial public offering. This cash was obtained through the sale of 6,900,000 shares (including the underwriters’ over-allotment option) of our common stock at $17.00 per share.

(3)	We recorded a $59.2 million expense related to impaired assets in 2001. This expense was the result of management’s decision to reduce telemarketing efforts. A majority of the operations and assets of telemarketing centers acquired from Touch 1 were either voluntarily closed or sold in 2001. In addition to the goodwill impairment of $54.9 million we recorded an additional $4.3 million charge associated with the impairment of assets, composed of $3.0 million relating to unrealizable software and development projects, $0.9 million of a worthless telemarketing property and equipment, and $0.4 million of securities deemed to be worthless.

(4)	Included in the 2001 general and administrative expense is a write-off of accounts receivable that resulted in $29.9 million of additional bad debt expense.

(5)	During 2000 we issued Series D and E preferred stock for approximately $56.3 and $50.0 million, respectively. During 2001 we issued Series G preferred stock for approximately $17.5 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results Of Operations.

You should read the following discussion together with the “Selected Consolidated Financial Data,” financial statements and related notes included in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Item 1. Business,” as well as “Cautionary Statements Regarding Forward-Looking Statements,” “Risks Related to our Financial Condition and our Business” and “Risks Related to our Industry,” below, and other factors relating to our business and us that are not historical facts. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, rapid expansion, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, dependence on key personnel, uncertainty of government regulation, legal and regulatory uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement.

OVERVIEW

We are an emerging provider of advanced, integrated telecommunications services targeted to residential and small business subscribers. For management purposes, we are organized into one reportable operating segment. We offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone or the Internet. The nature of our business is rapidly evolving, and we have a limited operating history.

History of Operations

We were founded in January of 1998. In our first year of operations, we focused primarily on research and development activities, recruiting personnel, purchasing operating assets, and developing our service offerings and marketing plans. In the fourth quarter of 1998, we launched our first service offering composed of an access card to make long-distance calls from any phone coupled with enhanced services, such as voice mail, find-me, and community messaging. In 1998 our revenues totaled $0.1 million. During June of 1999 we launched our primary service offering Z-Line Home Edition (currently called Z-LineHOME) in New York. This is our bundled telecommunications service providing integrated local, long-distance and enhanced services targeted at residential customers. Our revenues for 1999 increased to $6.6 million. On December 15, 1999, we filed our initial public offering of 6.9 million shares. This offering resulted in net proceeds to us of approximately $109.1 million. This offering provided us with the opportunity, at the potential expense of profitability, to accelerate our investments in the building of our network, continued research and development, sales and marketing, and professional services and general and administrative infrastructure. These investments lead to our revenue growing to $177.7 million, a 2,592% increase over the prior year. Nevertheless, these investments also significantly increased our operating and cash expenditures. This growth was slowed during 2001 as we moved our focus from growth to profitability. We focused on lowering customer acquisition costs, improving operating efficiencies, and attracting and maintaining a higher quality customer. We also experienced a reduction in overall head count in 2001 through a workforce reduction, attrition and the sale of the majority of the operations and assets of the telemarketing centers that we acquired in 2000. These initiatives resulted in a charge of $29.9 million relating to the write-off of certain accounts receivables and $59.2 million for the impairment of assets relating to the sale of telemarketing centers. In 2001, we had revenues of $275.9 million and incurred a net loss of $146.1 million compared to a net loss of $88.0 million in 2000. We believe that the improvements we have made in 2001 may result in the achievement of positive EBITDA and cash flows, on a quarterly basis, in 2002.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, network operations expense, valuation of accounts receivable, property, plant and equipment, long-lived assets, intangible assets, and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

•	Revenue Recognition. Revenues are recognized when earned. Revenue related to long distance and carrier access service charges are billed monthly in arrears and the associated revenues are recognized during the month of service. Subscription services are billed monthly in advance and we recognize revenues for this service ratably over the service period. We operate in a heavily regulated industry; therefore, our pricing is subject to both state and federal regulatory commission oversight. Such oversight could result in changes to the amount we bill our customers in current and future periods.

•	Network Operations Expense. Network operations expenses are primarily charges from the Incumbent Local Exchange Carriers (ILECs) for the leasing of their lines, utilizing the unbundled network element platform pricing (UNE-P), made available to us as a result of the Telecommunication Act of 1996. This pricing is subject to both state and federal oversight and therefore, our pricing is subject to change. This change could have a material impact on our business model.

•	Valuation of Accounts Receivable. A considerable amount of judgment is required when we assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of our customers. We have recorded significant changes in our bad debt reserves in recent periods due to the occurrence of new events, the acquiring of new information, and the gaining of additional experience. This analysis is performed regularly.

•	Property, Plant and Equipment. Changes in technology or changes in the intended use of properly, plant and equipment may cause the estimated period of use or the value of these assets to change. We utilize straight-line depreciation for property and equipment. We perform an annual analysis to confirm the appropriateness of estimated economic useful lives for each category of current property, plant and equipment. Estimates and assumptions used in both setting depreciable lives and testing for recoverability require both judgment and estimates.

•	Long-Lived and Intangible Assets. We periodically evaluate long-lived and intangible assets, through the use of discounted cash flow projections, for potential impairment indicators. Additionally, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational considerations. Future events could cause us to conclude that impairment indicators exist and that goodwill and other intangible assets associated with our acquired businesses are impaired. For fiscal years beginning in 2002, the methodology for assessing potential impairments of intangible asset changes as a result of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Goodwill will no longer be amortized monthly, but instead will be subject to impairment tests at least annually.

•	Contingencies. We have disputed billings and access charges to and from inter-exchange carriers (IXCs) and ILECs. We are also subject to proceedings, lawsuits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of provable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingencies. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Acquisition of Touch 1 Communications, Inc. and Subsidiaries

We completed the acquisition of Touch 1 Communications, Inc. (“Touch 1”), on April 14, 2000. The purchase price of Touch 1 consisted of 1.1 million shares of our common stock and $9.0 million in cash. Touch 1 provided us with employees in sales, provisioning, and customer service. We used the purchase accounting method for our acquisition of Touch 1. Therefore, our discussions of the results of operations and liquidity and capital resources do not include any discussions regarding Touch 1 prior to our acquisition of Touch 1, which is treated as being closed for accounting purposes, on April 1, 2000. This treatment is in accordance with the adoption of the purchase method of accounting. As a result of our purchase of Touch 1, we recorded goodwill of $58.6 million and intangible assets related to customer lists of $9.2 million on April 1, 2000. During the second quarter of 2001, we recorded a $54.9 million impairment of assets relating to the goodwill acquired from Touch 1. See the “Impairment of Assets” discussion in the Results of Operations for further details.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenues. Revenues increased by $98.2 million to $275.9 million for the year ended December 31, 2001, compared to $177.7 million last year. The increase is attributable to the average Z-LineHOME customer count of 297,000 for the year ended December 31, 2001, compared to 190,000 for the same period in the prior year. Touch 1 contributed $22.9 million of revenue for the year ended December 31, 2001 compared to $29.7 million last year. The following tables outline the approximate number of subscriber lines for Z-LineHOME and Touch 1 (1+) long distance services as of the end of the period:

Type of Service	December 31, 2001	December 31, 2000

Z-LineHOME	254,000	340,000
Touch 1 (1+) Long Distance Services	160,000	255,000

The reduction in lines during 2001 was a result of our effort to slow growth while eliminating poor paying customers and increasing the stringency of customer acceptance.

Our primary service offering, Z-LineHOME, which accounted for 91.4% of our total revenues in 2001 compared to 83.3% last year, is available in 38 states. We expect Z-LineHOME to continue to increase as a percentage of revenue relative to our Touch 1 (1+) Long Distance Services but decrease as a percentage of total revenue as we expect growth in our wholesale service offerings. Our Z-LineHOME revenues were primarily derived from the following ten states shown in the below table:

	Percentage of Total
	Z-Line Home Revenue
	2001	2000

California	2%	0%
Georgia	5%	2%
Illinois	5%	0%
Massachusetts	2%	3%
Maryland	2%	0%
Michigan	9%	0%
New York	53%	69%
Pennsylvania	9%	7%
Texas	10%	17%
Virginia	2%	0%
All others	1%	2%

Total	100%	100%

Network Operations. Network operations expense increased by $48.1 million to $155.2 million for the year ended December 31, 2001, compared to $107.1 million last year. Our consolidated gross margin percentage increased to 43.8% for the year ended December 31, 2001, compared to 39.7% for the prior year. Our network operations expense primarily consists of fixed and variable transmission expenses for interconnection agreements with incumbent local exchange carriers (“ILECs”), service level agreements with inter-exchange carriers (“IXCs”), and transmission services based on tariffed arrangements. The increase in network operation expenses and improved margins is the result of having an overall higher average number of subscribers in service for the year ended 2001 compared to last year.

The New York Public Service Commission is imposing a rate reduction to the UNE-P pricing, effective March 1, 2002. This reduction to UNE-P rates in New York, the state in which we have our largest concentration of customers, is expected to lower our overall cost to provide services to customers in New York. This reduction is expected to result in an increased gross margin percentage during 2002. In addition to this reduction as of March 1, 2002 we expect a retroactive reduction of rates that will result in a credit applied to future services for amounts already paid for UNE-P in the state of New York. The amount of the retroactive reduction has yet to be fully determined.

Sales and Marketing. Sales and marketing expense decreased $13.8 million to $31.2 million for the year ended December 31, 2001, compared to $45.0 million last year. The sales and marketing expense primarily consists of telemarketing, direct mail, brand awareness advertising, agent commissions and salaries and benefits paid to employees engaged in sales and marketing activities.

We utilized radio, billboard, and television advertising in 2001 because of their lower acquisition cost per subscriber compared to telemarketing and direct mail solicitations, which had driven our growth during 2000. Our focus on lower acquisition cost coupled with our change of our customer acceptance policies and reduced growth objectives during 2001 resulted in a decrease of $10.1 million of sales and marketing expense. The remaining decrease in sales and marketing expense is primarily attributable to the sale and closure of substantially all of our telemarketing centers in Minot, North Dakota and Canada as of June 30, 2001. This decrease in marketing has contributed to the overall decreased of 86,000 lines during 2001.

We expect to continue to focus our sales and marketing efforts to lower acquisition costs per subscriber economics during 2002. We expect to increase marketing during the first quarter of 2002 as we begin shifting toward a more controlled growth in subscribers for 2002. We will continue to build our overall awareness of the “Z” brand, and continue to explore alliances and ventures with other companies. We expect sales and marketing expense to decrease further in 2002 as we utilize more efficient marketing approaches and realize the benefit from the sale and closure of our telemarketing centers for a full fiscal year. The addition of our wholesale business in 2002 may also reduce sales and marketing expense as this revenue stream will not require increased sales and marketing efforts.

Research and Development. Research and development expense increased $0.6 million to $8.9 million for the year ended December 31, 2001, compared to $8.3 million last year. Our research and development expense consists primarily of salaries and benefits paid to employees engaged in research and development activities and outside third party development costs.

The enhancement of our current service offerings and the development of new products and services have contributed to increased research and development costs for the year ended December 31, 2001. We focused on improving operating efficiency and the overall customer experience during the second half of 2001. The research and development staff supported our focus on efficiency by leveraging technology and developing new technology to improve our operating results. We launched our small business offering during 2001. This offering is currently in the testing phase but is expected to begin generating revenues in mid-to-late 2002. We also introduced our beta version of voice recognition software during 2001.

We expect that research and development will continue to play an important role in our operations, customer experience and enhanced service offerings during 2002. Research and development will increase in 2002 as we focus on enhancing and developing our small business and wholesale business initiatives and work to integrate voice recognition into our offerings. We also are developing our on-line capabilities during 2002 to improve our competitive position, generate new revenue streams and provide customers with an easy sign-up process for our services and also to allow the customers to manage their accounts by making payments, changing features and receiving notifications through the web. These developments should decrease our general and administrative cost per subscriber. We plan to continue to develop new services and utilize technology to improve our operational efficiencies and profitability.

General and Administrative. General and administrative expense increased $55.9 million to $147.2 million for the year ended December 31, 2001, compared to $91.3 million last year. General and administrative expense primarily consists of employee salaries, temporary services, bad debt expense, billing and collection expense, occupancy costs, and provisioning costs.

The increase in general and administrative expense primarily relates to the write-off of accounts receivable that resulted in $29.9 million of additional bad debt expense recorded during the second quarter of 2001. Excluding the $29.9 million of bad debt expense, general and administrative expense was 43% of revenue compared to 51% for the years ended December 31, 2001 and 2000, respectively. This reduction as a percentage of revenue is the result of various cost control measures implemented during 2001, to support our focus on improved subscriber economics rather than growth, as well as an increased utilization of fixed costs within our business.

We anticipate general and administrative expenditures will continue to increase in the future to support our expanding service offerings and our expected increase in lines during 2002. We will continue to evaluate our operations for efficiencies and our employee staffing requirements as they relate to increased efficiency, and we expect to see further reductions of general and administrative expense as a percentage of revenue. This reduction is necessary for us to achieve profitability and generate positive cash flow in the second half of 2002.

Impairment of Assets

We recorded a $59.2 million expense related to impaired assets in the second quarter of 2001.

As a result of management’s decision in the second quarter to reduce telemarketing efforts, a majority of the operations and assets of telemarketing centers acquired from Touch 1 were either voluntarily closed or sold. On June 30, 2001 the telemarketing centers sold accounted for approximately $1.0 million in property, plant and equipment. For these assets, we received 270,000 shares of preferred stock of the privately held acquiror and a note receivable of approximately $0.5 million. The loss recorded on this transaction equated to approximately $1.0 million.

As a result of the decision to reduce telemarketing efforts noted above and the subsequent transactions, management performed an assessment of the value of the intangible assets recorded in the Touch 1 acquisition, in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” In the second quarter 2001, it was determined that undiscounted future cash flows over the remaining amortization period of certain intangible assets indicated that the value assigned to the intangible assets might not be recoverable. Therefore, the Company undertook an effort to determine the amount of expense to be recorded relating to the impairment.

The carrying value of the goodwill and identifiable intangible assets recorded on our books approximated $61.7 million prior to the impairment analysis. We calculated the fair value of goodwill by performing a discounted cash flow analysis related to the remaining assets acquired in the Touch 1 purchase. As we determined that we would effectively cease any telemarketing efforts in the future, the sole remaining assets from the Touch 1 purchase were certain amounts of property, plant and equipment and intangible assets (consisting of customer lists and goodwill) acquired in the Touch 1 transaction. Assuming an attrition rate of 4.5% and a discount rate of 17.5%, it was determined that the remaining operations acquired from Touch 1 have a liquidation value which approximates the identifiable intangible assets associated with the carrying value of the customer lists acquired from Touch 1. At June 30, 2001, the carrying value of the identifiable intangible assets associated with the customer lists was approximately $6.8 million. Therefore, we recorded a loss of $54.9 million, the difference between the carrying value of all intangibles and the carrying value of the customer lists.

We recorded an additional $4.3 million charge associated with the impairment of assets, composed of $3.0 million relating to unrealizable software and development projects, $0.9 million of a worthless telemarketing property and equipment, and $0.4 million of securities deemed to be worthless.

We had $5.9 million of intangible assets relating to customer lists recorded as of December 31, 2001.

Depreciation and Amortization. Depreciation and amortization expense increased $6.1 million to $23.3 million for the year ended December 31, 2001, compared to $17.2 million last year. The increase in depreciation and amortization is primarily a result of customer growth over the last few years. We had more fixed assets in service during 2001. We anticipate additional purchases of computer equipment, switching equipment, furniture and leasehold improvements, which will contribute to increased depreciation and amortization expense for the year ended December 31, 2002.

Interest and Other Income. Interest and other income increased $1.4 million to $6.9 million for the year ended December 31, 2001, compared to $5.5 million last year. Interest and other income consists of interest charged to our Z-LineHOME customers for not paying their bills on-time and income from interest earned from our cash balance and any gains from the sale of investments or securities. The increase for 2001 was primarily due to an overall average of more customers in service in 2001 compared to 2000 resulting in larger late payment fees being assessed to customers.

Interest and Other Expense. Interest and other expense increased $1.5 million to $3.8 million for the year ended December 31, 2001, compared to $2.3 million last year. Our interest expense is a result of the interest charged related to our RFC Capital Corporation (RFC) accounts receivable agreement, capital leases and other debt obligations. The increased interest expense relates to the utilization of our accounts receivable arrangement with RFC Capital, LLC during 2001. We anticipate interest expense to increase in the future as a result of the potential borrowing of money to support operations through new funding sources and the financing of various capital expenditures necessary to grow our business in 2002. We anticipate utilizing the RFC accounts receivable agreement during the remainder of 2002.

Income Tax Expense. No provision for federal or state income taxes has been recorded due to the full valuation allowance recorded against the deferred tax asset for the years ended December 31, 2001 and 2000.

Net Loss. Our net loss increased $58.1 million to $146.1 million for the year ended December 31, 2001, compared to $88.0 million in the prior year. This increase was due primarily to the increases in expenses described above.

Net Loss Attributable to Common Stockholders. Our net loss attributable to common stockholders increased $58.8 million to $170.5 million for the year ended December 31, 2001, compared to $111.7 million for the same period in the prior year. This increase was due primarily to the increases in expenses described above and the issuance of the Series D, E and G Preferred shares. In conjunction with the Series D, E and G Preferred, we incurred an aggregate of $15.1 million of non-cash charges relating to preferred stock dividends and accretion and an aggregate of $9.4 million of a deemed dividend relating to a beneficial conversion feature. This compared to $3.6 million of preferred stock dividends and accretion and $20.0 million of a deemed dividend for the year ended December 31, 2000.

In November 2000, the Emerging Issues Task Force 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” required that all beneficial conversions be calculated using the “accounting conversion price” method. The Company recorded a $12.6 million cumulative catch-up adjustment, included in the $20.0 million beneficial conversion feature, as a result of the Securities and Exchange Commission requiring retroactive application of this method.

During 2001, we recorded a deemed dividend of $1.1 million, which resulted from the value assigned to the warrants and a beneficial conversion feature associated with the Series G Preferred transaction. This deemed dividend was originally accreted over an expected life through December 31, 2001 (the earliest redemption date). Once shareholder approval was obtained on October 31, 2001, the remaining balance of $1.2 million began to be accreted over the remaining 5-year redemption period that started at the date of grant. As a result of the Series G Preferred transaction certain anti-dilution clauses in the Series D Preferred stock agreement triggered an additional deemed dividend relating to a beneficial conversion feature that was accreted immediately in the amount of $7.8 million.

EBITDA. Many securities analysts use the measure of earnings before deducting interest, income taxes, depreciation and amortization, also commonly referred to as “EBITDA,” as a way of evaluating our financial performance. EBITDA is not a measure under accounting principles generally accepted in the United States of America (GAAP), is not meant to be a replacement for GAAP and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. We have included EBITDA data because it is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results. Our negative EBITDA increased $51.9 million to $125.9 million for the year ended December 31, 2001, compared to $74.0 million last year. We expect to achieve positive EBITDA on a monthly basis during late second quarter or early third quarter of 2002. The generation of positive EBITDA will primarily be attributed to increases in subscribers, operating efficiencies, and new revenue streams.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenue. Revenue increased by $171.1 million to $177.7 million for the year ended December 31, 2000, compared to $6.6 million last year. The increase is attributable to the average Z-LineHOME customer count of 190,000 for the year ended December 31, 2000, compared to 20,000 for the same period in the prior year. The purchase of Touch 1 provided an additional increase in revenue of $29.7 million from its existing (1+) long-distance offering for the period April 1, 2000 through December 31, 2000. The following tables outline the approximate number of subscriber lines for Z-LineHOME, Z-Line Anywhere and Touch 1 (1+) long distance services as of the end of the period:

Type of Service	December 31, 2000	December 31, 1999

Z-LineHOME	340,000	40,000
Z-Line Anywhere and Touch 1 (1+) Long Distance Services	255,000	26,000

Network Operations. Network operations expense increased by $100.6 million to $107.1 million for the year ended December 31, 2000, compared to $6.5 million in the prior year. The gross margin increased to 39.7% for the year ended December 31, 2000, compared to 1.46% for the prior year. The network operations expense primarily consists of fixed and variable transmission expenses for interconnection agreements with incumbent local exchange carriers (ILECs), service level agreements with inter-exchange carriers (IXCs), and transmission services based on tariffed arrangements. The increase in network operation expense and improved margins is the result of our subscriber growth.

Sales and Marketing. Sales and marketing expense increased $36.1 million to $45.0 million for the year ended December 31, 2000, compared to $8.9 million in the prior year. The sales and marketing expense primarily consists of telemarketing, direct mail, brand awareness advertising, agent commission and salaries and benefits paid to employees engaged in sales and marketing activities.

The increase in sales and marketing expense is attributable to entering new states more rapidly than anticipated, which drove increased telemarketing, direct mail efforts, and brand awareness. We also launched a marketing campaign for our City of America service that provides unlimited calling between Z-LineHOME members, for an additional monthly fee. This campaign was introduced in Texas and has been rolled out to all of the other states in which we offer Z-LineHOME service.

Research and Development. Research and development expense increased $4.7 million to $8.3 million for the year ended December 31, 2000, compared to $3.6 million in the prior year. Our research and development expense consist primarily of salaries and benefits paid to employees engaged in research and development activities and outside third party development costs.

The enhancement of our current product offerings, development of new products and services and internal use software development have contributed to increased research and development costs for the year ended December 31, 2000. We also introduced Z-Alerts during 2000 and will continue to develop new product offerings.

Research and development is an important part of our operations and customer support. We built an electronic gateway that was substantially completed during December 2000 that increased our efficiency to provision and perform other services for our customers in 2001. This technology improvement led to a workforce reduction in 2001 that decreased some payroll related general and administrative expenses.

General and Administrative. General and administrative expense increased $74.8 million to $91.3 million for the year ended December 31, 2000, compared to $16.5 million in the prior year. Increased expenses in employee salaries, temporary services, bad debt expense, billing and collection expense, occupancy costs, and provisioning costs were necessary to support the growth we experienced.

The acquisition of Touch 1 and an increase of approximately 300,000 net subscriber lines in 2000 contributed to increased general and administrative expense. We increased our capacity for back-office operations to provide for our growth, and introduced our Z-LineHOME offering to eleven new states in 2000. The later than expected implementation of our electronic gateway and the overall increase in bad debts from increased customers were all contributing factors to our increased general and administrative expenses.

Depreciation and Amortization. Depreciation and amortization expense increased $12.8 million to $17.2 million for the year ended December 31, 2000, compared to $4.4 million in the prior year. The increase in depreciation and amortization was the result of the acquisition of Touch 1 and our purchases of equipment. Intangible assets, which were composed of $9.2 million and $58.6 million allocated to customer lists and goodwill, respectively, and amortized over 5 and 20 year lives, respectively, resulted in amortization expense of $3.6 million for the year ended December 31, 2000. In addition, the purchase of computer equipment, switching equipment, furniture and leasehold improvements required to maintain our growth and expand our operations also contributed to the increased depreciation and amortization expense for the year ended December 31, 2000.

Interest and Other Income. Interest and other income increased $4.9 million to $5.5 million for the year ended December 31, 2000, compared to $0.6 million in the prior year. Interest and other income consists of income from interest earned from our cash balance and any gains from the sale of investments or securities. The increase was primarily due to a $2.7 million gain on the sale of an equity investment in 2000. The remaining increase in 2000 was a result of larger cash reserves from our initial public offering and our Series D and E Preferred shares offerings. We raised net proceeds of $109.1 million after underwriting discounts and commissions in our initial public offering in late December 1999, and net proceeds of $55.9 and $49.0 million in our Series D and E Preferred share offerings during 2000, respectively.

Interest and Other Expense. Interest and other expense decreased $1.1 million to $2.3 million for the year ended December 31, 2000, compared to $3.4 million in the prior year. Our decreased interest expense was the result of the reduced interest charged on our capital lease and other debt obligations.

Income Tax Expense. No provision for federal or state income taxes was recorded due to the full valuation allowance recorded against the deferred tax asset for the year ended December 31, 2000 and 1999.

Net Loss. Our net loss increased $52.0 million to $88.0 million for the year ended December 31, 2000, compared to $36.0 million in the prior year. This increase was due primarily to the increases in expenses described above.

Net Loss Attributable to Common Stockholders. Our net loss attributable to common stockholders increased $74.1 million to $111.7 million for the year ended December 31, 2000, compared to $37.6 million for the same period in the prior year. This increase was due primarily to the increases in expenses described above and the issuance of the Series D and E Preferred. In conjunction with the Series D and E Preferred, we incurred $23.7 million of non-cash charges relating to a deemed dividend relating to a beneficial conversion feature and a cumulative dividends and preferred stock accretion in the amounts of $20.0 and $3.6 million for the year ended December 31, 2000. This compared to $1.7 and $0.2 million of preferred stock dividends and accretion for the year ended December 31, 1999 and the period January 31, 1998 (Inception) through December 31, 1998, respectively. In November 2000, the Emerging Issues Task Force 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” required that all beneficial conversions be calculated using the “accounting conversion price” method. The Company recorded a $12.6 million cumulative catch-up adjustment, included in the $20.0 million beneficial conversion feature, as a result of the Securities and Exchange Commission requiring retroactive application of this method.

EBITDA. Many securities analysts use the measure of earnings before deducting interest, taxes, depreciation and amortization, also commonly referred to as “EBITDA,” as a way of evaluating our financial performance. EBITDA is not a measure under accounting principles generally accepted in the United States of America (GAAP), and it is not meant to be a replacement for GAAP and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. We have included EBITDA data because it is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results. Our negative EBITDA increased $45.1 million to $74.0 million for the year ended December 31, 2000, compared to $28.9 million in the prior year.

Quarterly Results of Operations

The following tables present our unaudited quarterly results of operations both in dollar amounts and expressed as a percentage of the total revenues for 2001 and 2000. Our quarterly operating results have varied widely in the past, and we expect that they will continue to fluctuate in the future as a result of a number of factors, many of which are outside of our control.

You should read these tables in conjunction with our Consolidated Financial Statements and Related Notes included elsewhere in this document. We have prepared this unaudited information on the same basis as the audited Consolidated Financial Statements. You should not draw any conclusions about our future results from the results of operations for any quarter.

Z-Tel Technologies, Inc. and Subsidiaries
Consolidated Quarterly Statements of Operations
(In thousands)
(Unaudited)

	3 Months	3 Months	3 Months	3 Months	3 Months	3 Months
	03.31.99	06.30.99	09.30.99	12.31.99	03.31.00	06.30.00

Revenues	$664	$761	$745	$4,445	$13,976	$40,157

Operating expenses:
Network operations	814	978	2,039	2,687	9,830	25,137
Sales and marketing	1,182	666	2,112	4,938	6,819	10,635
Research and development	1,113	352	1,154	943	1,299	1,790
General and administrative	2,597	2,390	5,204	6,302	10,461	20,878
Impairment of assets	—	—	—	—	—	—
Depreciation and amortization	801	863	1,085	1,623	2,088	4,404

Total operating expenses	6,507	5,249	11,594	16,493	30,497	62,844

Operating loss	(5,843)	(4,488)	(10,849)	(12,048)	(16,521)	(22,687)

Nonoperating income (expense):
Interest and other income	118	114	87	289	1,286	455
Interest and other expense	(214)	(1,237)	(1,335)	(565)	(241)	(823)

Total nonoperating income (expense)	(96)	(1,123)	(1,248)	(276)	1,045	(368)

Net loss	(5,939)	(5,611)	(12,097)	(12,324)	(15,476)	(23,055)
Less mandatorily convertible redeemable preferred stock dividends and accretion	(192)	(414)	(368)	(680)
Less deemed dividend related to beneficial conversion feature	—	—	—	—

Net loss attributable to common stockholders	$(6,131)	$(6,025)	$(12,465)	$(13,004)	$(15,476)	$(23,055)

EBITDA	$(5,042)	$(3,625)	$(9,764)	$(10,425)	$(14,433)	$(18,283)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	3 Months	3 Months	3 Months	3 Months	3 Months	3 Months
	09.30.00	12.31.00	03.31.01	06.30.01	09.30.01	12.31.01

Revenues	$54,415	$69,120	$75,044	$73,142	$68,569	$59,142

Operating expenses:
Network operations	33,032	39,078	43,302	41,718	38,279	31,865
Sales and marketing	11,742	15,822	12,761	8,873	3,885	5,724
Research and development	2,132	3,055	2,367	2,555	2,250	1,763
General and administrative	24,429	35,562	30,203	62,197	31,089	23,683
Impairment of assets	—	—	—	59,194	—	53
Depreciation and amortization	5,308	5,366	6,041	6,483	5,279	5,474

Total operating expenses	76,643	98,883	94,674	181,020	80,782	68,562

Operating loss	(22,228)	(29,763)	(19,630)	(107,878)	(12,213)	(9,420)

Nonoperating income (expense):
Interest and other income	736	2,998	2,918	1,352	1,531	1,061
Interest and other expense	(1,617)	368	(868)	(1,217)	(1,173)	(531)

Total nonoperating income (expense)	(881)	3,366	2,050	135	358	530

Net loss	(23,109)	(26,397)	(17,580)	(107,743)	(11,855)	(8,890)
Less mandatorily convertible redeemable preferred stock dividends and accretion	(1,257)	(2,387)	(2,544)	(3,047)	(5,278)	(4,190)
Less deemed dividend related to beneficial conversion feature	(7,358)	(12,669)	—	—	(8,885)	(471)

Net loss attributable to common stockholders	$(31,724)	$(41,453)	$(20,124)	$(110,790)	$(26,018)	$(13,551)

EBITDA	$(16,920)	$(24,397)	$(13,589)	$(101,395)	$(6,934)	$(3,946)

Z-Tel Technologies, Inc. and Subsidiaries
Consolidated Quarterly Statements of Operations
(As a percentage of quarterly revenue)
(Unaudited)

	3 Months	3 Months	3 Months	3 Months	3 Months	3 Months
	03.31.99	06.30.99	09.30.99	12.31.99	03.31.00	06.30.00

Revenues	100%	100%	100%	100%	100%	100%

Operating expenses:
Network operations	122%	129%	274%	60%	70%	63%
Sales and marketing	178%	88%	283%	111%	49%	26%
Research and development	168%	46%	155%	21%	9%	4%
General and administrative	391%	314%	699%	142%	75%	52%
Impairment of assets	0%	0%	0%	0%	0%	0%
Depreciation and amortization	121%	113%	146%	37%	15%	11%

Total operating expenses	980%	690%	1557%	371%	218%	156%

Operating loss	-880%	-590%	-1457%	-271%	-118%	-56%

Nonoperating income (expense):
Interest and other income	18%	15%	11%	7%	9%	1%
Interest and other expense	-32%	-163%	-179%	-13%	-2%	-2%

Total nonoperating income (expense)	-14%	-148%	-168%	-6%	7%	-1%

Net loss	-894%	-738%	-1625%	-277%	-111%	-57%
Less mandatorily convertible redeemable preferred stock dividends and accretion	-29%	-54%	-49%	-15%	0%	0%
Less deemed dividend related to beneficial conversion feature	0%	0%	0%	0%	0%	0%

Net loss attributable to common stockholders	-923%	-792%	-1674%	-292%	-111%	-57%

EBITDA	-759%	-476%	-1311%	-235%	-103%	-46%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	3 Months	3 Months	3 Months	3 Months	3 Months	3 Months
	09.30.00	12.31.00	03.31.01	06.30.01	09.30.01	12.31.01

Revenues	100%	100%	100%	100%	100%	100%

Operating expenses:
Network operations	61%	57%	58%	57%	56%	54%
Sales and marketing	21%	23%	17%	12%	6%	10%
Research and development	4%	4%	3%	3%	3%	3%
General and administrative	45%	51%	40%	85%	45%	40%
Impairment of assets	0%	0%	0%	81%	0%	0%
Depreciation and amortization	10%	8%	8%	9%	8%	9%

Total operating expenses	141%	143%	126%	247%	118%	116%

Operating loss	-41%	-43%	-26%	-147%	-18%	-16%

Nonoperating income (expense):
Interest and other income	1%	4%	3%	2%	2%	2%
Interest and other expense	-2%	0%	-1%	-2%	-1%	-1%

Total nonoperating income (expense)	-1%	4%	2%	0%	1%	1%

Net loss	-42%	-39%	-24%	-147%	-17%	-15%
Less mandatorily convertible redeemable preferred stock dividends and accretion	-2%	-3%	-3%	-4%	-8%	-7%
Less deemed dividend related to beneficial conversion feature	-14%	-18%	0%	0%	-13%	-1%

Net loss attributable to common stockholders	-58%	-60%	-27%	-151%	-38%	-23%

EBITDA	-31%	-35%	-18%	-139%	-10%	-7%

LIQUIDITY AND CAPITAL RESOURCES

The competitive local telecommunications service business is traditionally considered to be a capital intensive business owing to the significant investments required in fiber optic communication networks and the colocation of switching and transmission equipment in incumbent local exchange carriers’ central offices. Although we will continue our capital expenditures we do not expect that the growth of our business will require the levels of capital investment in fiber optics and switches that existed in historical telecommunications facilities-based models. Instead, we will devote significant amounts of our capital resources to continued operations, software development and marketing efforts that we have designed to achieve rapid penetration of our target markets.

We have incurred accumulated losses since our inception as a result of developing our business, research and development, building and maintaining network infrastructure and technology, sales and promotion of our services, and administrative expenditures. As of December 31, 2001, we had an accumulated deficit of $283.2 million, a net tax operating loss carryforward of $260.0 million, and $18.9 million in cash and cash equivalents. We have funded these expenditures primarily through operating revenues, private securities offerings, a sale-leaseback credit facility, sales of accounts receivable and an initial public offering of 6.9 million shares of common stock (including the underwriters’ over-allotment option) that raised net proceeds of $109.1 million. We intend to continue building our organization in anticipation of future growth and believe that our operating expenditures will also continue to increase.

In February 2000, we paid $14.4 million to extinguish the outstanding CMB Capital, LLC capital lease obligation and purchase the related assets. This was the repayment of transactions involving the sale-leaseback of various furniture and equipment payable over four years from the date of the transactions.

In April 2000, we completed the acquisition of Touch 1 for approximately $9.0 million in cash and 1.1 million shares of our common stock. The Touch 1 acquisition was accounted for using the purchase method of accounting. The acquisition of Touch 1 resulted in a total of $67.8 million of intangible assets, consisting of $9.2 million for customer lists and $58.6 million for goodwill, being amortized over 5 and 20 years, respectively. We recorded a $59.2 million impairment charge during 2001 as a result of the sale and closure of the telemarketing centers acquired from Touch 1. As of December 31, 2001 there are $5.9 million of intangible assets remaining related to customer lists.

In July 2000, we filed a Certificate of Designation authorizing the issuance of 5.0 million shares of $.01 par value Series D Convertible Preferred Stock (“Series D Preferred”). We received aggregate proceeds of $56.3 million in connection with the sale of 4,688,247 shares of Series D Preferred at a price of $12.00. The deal costs associated with the transaction were $0.4 million. The Series D Preferred had an original conversion price of $12.00, which price is subject to adjustment for such items as; (i) a dividend or distribution to common shareholders (whether such dividend or distribution is in stock, securities, or other property), (ii) a stock split, (iii) a stock combination, (iv) a reclassification of common stock, (v) the issuance of stock or securities convertible into or exercisable for our common stock at a price that is less than the conversion price, and (vi) other events the would cause dilution in the ownership of the holders of the Series D Preferred stock. As a result of these events the conversion price at December 31, 2001 is $8.79. The Series D Preferred is convertible into common stock at the option of the holder (i.e., initially convertible on a one-for-one basis); however, there are certain circumstances that provide for a forced conversion of the stock by us. Series D Preferred is mandatorily redeemable 8 years from the original issue date, has an 8% cumulative dividend payable at times in cash and at times with in- kind contributions of additional Series D Preferred and has certain liquidation preferences and voting rights. Each purchaser of Series D Preferred received a warrant to purchase a number of shares of our common stock equal to one-half of the amount of Series D Preferred purchased by such investor. Each warrant’s original exercise price was $13.80 per share subject to certain adjustments that have lowered the exercise price to $10.52 per share, at December 31, 2001.

In July 2000, we entered into an accounts receivable facility with RFC Capital Corporation, a division of Textron, Inc. (“RFC”), providing for the sale of certain of our accounts receivable to RFC. RFC has agreed to purchase up to $25.0 million of our accounts receivable, with provisions for a commitment of up to $50.0 million, subject to successful syndication of the receivables sales program by RFC. We sold $1.4 million of receivables, for net proceeds of $0.8 million, for the year ended December 31, 2000. We recorded a loss of $0.6 million for the sale of these receivables during 2000. We did not have any other transactions relating to this facility in 2000. See our discussion of net cash used in operating activities for a discussion of the current year activities related to the RFC agreement.

In July 2000, we also entered into an agreement with a service firm to provide various content and new service offerings through the telephone. Under this agreement we have invested $3.0 million in 2000. We terminated this contract in 2001 and recorded a $3.0 million impairment charge in 2001. We have no further obligations under this agreement.

In August 2000, we entered into an agreement with a service firm to outsource customer provisioning through electronic bonding with incumbent local exchange carriers. Under this agreement, we paid $6.3 million in 2001, and we have committed to minimum cash payments subject to certain adjustments of $7.7, and $9.0 million for the years ended December 31, 2002 and 2003, respectively. The payments of these fees are subject to the successful completion by the service firm of certain obligations in the future. This contract provides for various termination arrangements with related severance fees.

In November 2000, we filed a Certificate of Designation authorizing the issuance of approximately 6.3 million shares of $.01 par value Series E Convertible Preferred Stock (“Series E Preferred”). We received net proceeds of approximately $50.0 million in connection with the sale of 4,166,667 shares of Series E Preferred at a price of $12.00. The purchaser of Series E preferred received a warrant to purchase a number of shares of our common stock equal to one-half of the amount of Series E Preferred purchased by such investor. Series E Preferred was originally convertible at a conversion price of $12.00, which price is subject to adjustment, for such items as; (i) a dividend or distribution to common shareholders (whether such dividend or distribution is in stock, securities, or other property), (ii) a stock split, (iii) a stock combination, (iv) a reclassification of common stock, (v) the issuance of stock or securities convertible into or exercisable for our common stock at a price that is less than the conversion price, and (vi) other events the would cause dilution in the ownership of the holders of the Series E Preferred stock. As a result of certain of these events the conversion price at December 31, 2001 is $8.42. The Series E Preferred is convertible into common stock at the option of the holder (i.e., initially convertible on a one-for-one basis); however, there are certain circumstances that provide for a forced conversion of the stock by us. Series E Preferred is mandatorily redeemable 8 years from the original issue date has an 8% cumulative dividend payable in cash and has certain liquidation preferences and voting rights. Each warrant is exercisable at a price of $13.80 per share subject to certain adjustments that have lowered the exercise price to $8.71 per share, at December 31, 2001.

In December 2000, we sold marketable securities for $3.5 million; this sale resulted in a gain of $2.7 million. The proceeds were used to fund operations.

In January 2001, we accelerated the vesting of 50,000 stock options granted to an executive as part of his severance agreement. This acceleration resulted in the employee being fully vested in stock options with a strike price of $3.64 when the stock was trading at $4.50. We recorded approximately $0.1 million in general and administrative expense as a result of this transaction.

In February 2001, we made a loan to an employee in the amount of 0.1 million. The interest rate of this note is 9.5% and it is payable as a balloon payment on February 23, 2003. This note is collateralized by any and all stock options, rights to salary and wages, and all property personal, tangible, and intangible of the employee.

In July 2001, we filed a Certificate of Designation authorizing the issuance of 175 shares of Series G junior convertible preferred stock (“Series G Preferred”). On July 2 and August 3, 2001, we issued an aggregate of 175 shares of Series G Preferred for aggregate proceeds of $17.5 million, initially convertible into 11,739,970 shares of common stock, subject to adjustment upon the occurrence of certain events that would cause dilution in the ownership of the holders of the Series G Preferred, such as; (i) a dividend or distribution to common shareholders (whether such dividend or distribution is in stock, securities, or other property), (ii) a stock split, (iii) a stock combination, (iv) a reclassification of common stock, and, (v) the issuance of stock or securities convertible into or exercisable for our common stock at a price that is less than the conversion price. As of December 31, 2001 the conversion price was $1.49. In conjunction with the issuance of the Series G Preferred, we issued warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.01 per share. The Series G Preferred was redeemable on December 31, 2001 unless shareholder approval was obtained. Once shareholder approval was obtained the Series G Preferred became mandatorily redeemable 5 years from September 18, 2001. The Series G Preferred have a 12% cumulative dividend, is convertible at the option of the holder and has certain liquidation rights; however, there are certain circumstances that provide for a automatic conversion of the Series G Preferred.

In accordance with generally accepted accounting principles, we recorded a deemed dividend of approximately $1.5 million, which results from the value assigned to the warrants and a beneficial conversion feature associated with the Series G Preferred transaction. These deemed dividends were originally accreted over a life through December 31, 2001, the earliest redemption date. Once shareholder approval was obtained, on October 30, 2001, the remaining balance has been and will continue to be accreted over the remaining 5-year redemption period.

As a result of certain anti-dilution clauses in the Series D Preferred agreement, the issuance of Series G Preferred triggered an additional beneficial conversion feature related to the Series D agreement. The deemed dividend of approximately $7.9 million was accreted immediately in the third quarter of 2001.

In June 2001, we as part of an executive severance agreement, paid an executive approximately $0.3 million. This same executive received an interest free loan of approximately $0.8 million, utilized to exercise stock options to purchase 187,000 shares of common stock. This note is collateralized by the shares of common stock acquired with the note. We hold those shares as security.

In July 2001, we agreed to settle a lawsuit with AT&T in which we alleged that AT&T had received originating and terminating access service from us and had unlawfully withheld access charges for such services. As part of the settlement, we entered into a switched access agreement setting forth terms and conditions under which AT&T will purchase access services from us in the future.

In August 2001, we cancelled approximately $0.7 million of notes receivable and reacquired 61,875 shares of common stock at $1.14 per share from an employee. At December 31, 2001 these shares are presented as treasury shares, at cost.

In September and October 2001, we loaned an employee an aggregate of $0.1 million. The interest rate of this note is 6.5% and is payable as a balloon payment on June 13, 2002. This note was for relocation of the employee. There is no collateral pledge for this note.

Net cash used in operating activities improved by $75.1 million to $21.8 million for the year ended December 31, 2001, compared to $96.9 million used for the same period in the prior year. The improvement resulted from improved accounts receivable and accounts payable management, and from reductions in payroll expenses, sales and marketing expenses and an overall decrease in operating costs. These amounts were off-set by our intangible asset charge and the accounts receivable write-down.

Included in our net cash used in operating activities for the year ended December 31, 2001 was the sale of $156.3 million of receivables, for net proceeds of $106.5 million. At December 31, 2001, a net receivable servicing asset of $12.9 million is included in accounts receivable and $3.5 million of advances on unbilled receivables are included in accounts payable and accrued liabilities. The costs relating to the agreement of $1.1 million is included in interest and other expense for the year ended December 31, 2001.

The RFC agreement allows us to sell up to $25 million of receivables, subject to the selection criteria utilized by RFC for the selection of receivables they agree to purchase. There are no minimum sales requirements under this agreement. RFC purchases receivables from us at a discount of 32%, this rate is negotiated and may change according to collection experience. Our collection percentages during 2001 were 89%. Under the agreement we are responsible for the continued servicing of the continued sold and any amount collected over the 32% discount rate is paid to us by RFC for providing the servicing less certain fees.

The RFC agreement, although renewable for one-year terms, contractually terminates in July 2002. We currently anticipate extending the term of the agreement, under substantially similar terms; however, the extension cannot be assured.

Our net cash used in investing activities improved by $25.0 million to $15.6 million for the year ended December 31, 2001, compared to $40.6 million for the same period in the prior year. This change is primarily a result of capital expenditures being $15.4 million for the year ended December 31, 2001, compared to $34.9 million in the same period of the prior year. The remaining difference is the purchase of Touch 1 for $9.0 million and the purchase of $1.0 million of securities in 2000. During 2000, our efforts were directed toward enhancing our network and billing infrastructure.

Our net cash provided by financing activities decreased by $72.8 million to $9.7 million for the year ended December 31, 2001 compared to $82.5 million in the prior year. This decrease is primarily a result of receiving only $17.5 million of mandatorily redeemable preferred stock in 2001 compared to $106.3 million in 2000. This change was off-set by payments on long-term debt and capital lease obligations totaling $7.5 million for the year ended December 31, 2001. These payments related to the retirement of a $3.0 million balloon facility and $4.5 million relating to the payment of other debt we assumed in the Touch 1 acquisition. We expect to have a low amount of long-term debt although if terms became available to obtain a more traditional loan we would likely move from the existing accounts receivable agreement to a more traditional loan, if such opportunity would arise with terms we deemed appropriate. Our existing debt is primarily related party, with fixed interest that is payable in monthly installments.

Our short-term liquidity relies heavily upon our accounts receivable agreement, cash used or provided from operations, cash management strategies, and if needed, our ability to reduce certain discretionary capital and marketing expenses costs and the reduction of headcount to fulfill any short term cash requirements. We have historically had negative cash flows and although we expect to achieve positive EBITDA and cash-flows during 2002 we also are aware of the risks, discussed throughout this document, of not achieving our goal.

Our ongoing capital requirements will depend on several factors, including market acceptance of our services, the amount of resources we devote to investments in our networks, facilities, build-out of additional enterprise management centers, services development and brand promotions, the resources we devote to sales and marketing of our services, and other factors. We believe there is an opportunity to provide our back-office and the technology we have developed to other companies seeking the capability of offering residential and small business telecommunication services. As growth and opportunities arise, we expect to make strategic investments in technology and our network architecture and enter potential strategic alliances or partnerships with other entities.

We will make investments in sales and marketing to build our overall “Z” brand, build strategic partnerships, and develop new service offerings in an attempt to attract new customers. We will focus on what we expect to be more attractive distribution channels which are expected to achieve cost effective acquisition costs per subscriber.

On January 22, 2002, the Securities and Exchange Commission issued FR-61, Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations. The release sets forth certain views of the Commission regarding disclosure that should be considered by registrants. Disclosure matters addressed by the release are liquidity and capital resources including off-balance sheet arrangements, certain trading activities that include non-exchange traded contracts accounted for at fair value, and effects of transactions with related and certain other parties. The following table sets forth the information and format described in the release with regard to disclosures about contractual obligations and commercial commitments. These disclosures are also included in the notes to the financial statement and cross-referenced in the tables below.

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due:

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt (1)	$13,409	$4,880	$8,529	$—	$—
Operating leases	18,490	3,475	9,747	2,844	2,424
Capital leases	2,703	1,635	1,068
Mandatorily redeemable preferred stock redemption	135,298			18,436	116,862
Unconditional purchase obligations	18,230	8,630	9,600

Total contractual cash obligations	$188,130	$18,620	$28,944	$21,280	$119,286

(1)	The Company has no related party obligations other than those listed in footnote 10- Long-Term Debt, of our Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

The new accounting pronouncements, in Footnote 1 — Nature of Business of our Consolidated Financial Statements are incorporated by reference.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The forward-looking statements in this document are based on the belief of our management, as well as assumptions made by and information currently available to our management. Forward-looking statements also may be included in other written and oral statements made or released by us. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words “believe,” “anticipate,” “intend,” “expect,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but they do not predict or assure any future occurrence and may turn out to be wrong. Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not undertake any obligation to publicly update any forward-looking statements to reflect new information or future events or occurrences. These statements reflect our current views with respect to future events and are subject to risks and uncertainties about us, including, among other things:

•	our ability to market our services successfully to new subscribers;

•	our ability to retain a high percentage of our customers;

•	the possibility of unforeseen capital expenditures and other upfront investments required to deploy new technologies or to effect new business initiatives;

•	our ability to access markets and finance network developments and operations;

•	our enhancement and expansion, including consumer acceptance of new price plans and bundled offerings;

•	additions or departures of key personnel;

•	competition, including the introduction of new products or services by our competitors;

•	existing and future laws or regulations affecting our business and our ability to comply with these laws or regulations;

•	our reliance on the Regional Bell operating company’s systems and provisioning processes;

•	technological innovations;

•	general economic and business conditions, both nationally and in the regions in which we operate; and

•	other factors described in this document, including those described in more detail below.

     We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.

RISKS RELATED TO OUR FINANCIAL CONDITION AND OUR BUSINESS

     Limited Operating History. We were formed in January 1998 and began offering telecommunications services to the public in September 1998. Moreover, we launched our principal service Z-LineHOME in June 1999. We have had fewer than four years of actual marketing, sales and operational results. Our limited operating history and results make it very difficult to evaluate or predict our ability to, among other things, retain customers, generate and sustain a revenue base sufficient to cover our operating expenses, and to achieve profitability. As a result, we believe that our historical financial information is of little or no value in projecting our future results, making it even more difficult to evaluate our business and prospects.

     Uncertain Demand. We began marketing our products and services in September 1998. In June 1999, we focused our product offering on sales of our Z-LineHOME service. Our Z-LineBUSINESS service and our planned wholesale initiative are in their infancy. Our products and services represent an emerging sector of the telecommunications industry, and the demand for our services and our ability to retain customers over time are highly uncertain. User acceptance of our products and services could be limited by:

•	the willingness of customers to accept Z-Tel as an alternative provider of local and long distance telephone services and of other enhanced, integrated services;

•	the presence and attractiveness of other enhanced telecommunications service offerings in our target markets;

•	the perception of complexity in using our services;

•	the reliability of our technology and network infrastructure;

•	the quality of our billing, provisioning and customer service; and

•	the prices of our services.

     We have determined that substantial marketing effort, time and expense are required to stimulate initial demand for our retail products and services. In addition, we have incurred and will continue to incur substantial operating expenses, have made, and will continue to make, significant capital investments and have entered or plan to enter into real property leases, equipment supply contracts and service arrangements, in each case based upon our expectations as to the market acceptance of our products and services. We cannot be certain that substantial markets will develop for our products and services, or, if such markets develop, that we will be able to attract and maintain a sufficient revenue-generating customer base to cover our operating expenses. Lack of acceptance of our services in our target markets would materially and adversely affect the commercial viability of our business, and as a consequence, the value of your investment.

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

     Availability and Favorable Pricing of Unbundled Network Components. Our business strategy depends on a continued availability of unbundled network components and on existing and additional states maintaining and adopting favorable pricing rules for unbundled network components. The public utilities commissions of certain states have adopted pricing rules for unbundled network components. As a result of these regulatory initiatives, the Bell operating companies operating in those states are required to offer to competitive local exchange carriers such as us, at forward-looking, long-run incremental cost-based prices, the facilities and equipment and the features, functions and capabilities of their local exchange network on an unbundled basis. We have commenced operations in 38 states using unbundled network components. However, given that the FCC order permitting unbundled network components is subject to further appeal, we cannot be certain that unbundled network components will continue to be available in their present form in those states or other states or that such other states will ever adopt favorable unbundled network components pricing. Further, regulatory changes may adversely affect unbundled network components of our Z-LineHOME or Z-LineBUSINESS or adversely affect our wholesale initiatives. Our business model is based, in part, on availability and favorable pricing of the unbundled network components, and any adverse changes in the unbundled network elements platform regulatory or competitive environment could have a material adverse effect on our business, financial condition and results of operations.

     Uncertainties Relating to Wholesale Initiative. Our wholesale initiative is in its infancy. There is no assurance that it will contribute to gross profit or otherwise be successful. We believe we are the first competitive local exchange carrier to offer wholesale local exchange services. We undoubtedly will encounter unforeseen delays, capital expenditures and upfront costs, regulatory and legal issues (which may include legal challenges to our wholesale strategy by incumbent local exchange carriers), technical difficulties and other challenges. There can be no assurance that we will overcome these challenges successfully or without expenditure of substantial resources. Moreover, since we must pay the incumbent local exchange carrier fees relating to local telephone usage by both our retail and wholesale customers, we will be highly dependent upon our wholesale customers. Their failure to pay fees to us may make it difficult or impossible for us to pay fees to the incumbent local exchange carriers upon which we rely.

     Rapid Expansion. We have rapidly expanded our operations since we were formed. We expect to grow our business rapidly in terms of the number of services we offer, the number of customers we serve and the regions we serve. We cannot assure you that we will successfully manage our efforts to:

•	expand, train, manage and retain our employee base;

•	expand and improve our customer service and support systems and improve the performance of billing systems;

•	introduce and market new products and services and new pricing plans in addition to Z-LineHOME and our other service offerings;

•	enhance and upgrade the features of our software;

•	capitalize on new opportunities in the competitive marketplace; and

•	control our expenses.

     The strains posed by these demands are magnified by the start-up nature of our operations. If we cannot manage our growth effectively, our results of operations could be adversely affected.

     Difficulties in Expanding Network Infrastructure. We must continue to develop, expand and adapt our network infrastructure as the number of our users and the amount of information they wish to access and transfer increases and as our customers’ demands change. We cannot be sure that we will be able to develop, expand or adapt the network infrastructure to meet additional demand or our customers’ changing requirements on a timely basis, at a commercially reasonable cost, or at all. If we fail to expand our network infrastructure on a timely basis or adapt it to either changing customer requirements or evolving industry standards, these failures could cause our business to perform poorly.

     Ability to Resell Long Distance Services. We offer long distance telephone services as part of our service packages. We currently have agreements with various long distance carriers to provide transmission and termination services for all of our long distance traffic. Recently, several long distance carriers have encountered financial difficulties, including at least one carrier utilized by us. Financial difficulties encountered by any of our carriers could cause disruption of service to our customers and could diminish the value of any receivables or credits that may be due to us from such carriers. Our agreements with long distance carriers generally provide for the resale of long distance services on a per-minute basis and contain minimum volume commitments. In cases in which we have agreed to minimum volume commitments and fail to meet them, we will be obligated to pay underutilization charges. In some instances, if we incur underutilization charges, our basic rate will increase, which could further adversely affect our operating results. To date, we have not paid any material underutilization charges.

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

     Anticipated Capital Needs. If we expand more rapidly than currently anticipated or if our working capital needs exceed our current expectations, we may need to raise additional capital from debt or equity sources. If we cannot obtain financing on acceptable terms or at all, we may be required to modify, delay or abandon our current business plan, which is likely to materially and adversely affect our business and, as a result, the value of our common stock. We have an accounts receivable facility with RFC Corporation that provides for the sale of up to $25 million of our receivables to RFC. This facility expires in July 2002. Although we anticipate extending the term of the facility, no extension is assured. Furthermore, by letter dated February 14, 2002, Nasdaq informed us that for a period of 30 days the price of our common stock closed below the minimum $3.00 per share requirement for continued inclusion on the Nasdaq National Market. We have 90 days from the date of that letter to regain compliance or our shares will be delisted from the National Market. Delisting may make it more difficult for us to obtain additional financing through the sale of equity or otherwise.

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

     Decisions of the FCC and state regulatory commissions providing incumbent local exchange carriers with increased flexibility in how they price their services and with other regulatory relief, could have a material adverse effect on our business and that of other competitive local exchange carriers. Future regulatory provisions may be less favorable to competitive local exchange carriers and more favorable to their competitors. If incumbent local exchange carriers are allowed by regulators to lower their retail rates, engage in substantial volume and term discount pricing practices for their end-user customers, or charge competitive local exchange carriers higher fees for interconnection to the incumbent local exchange carriers’ networks, our business, operating results and financial condition could be materially adversely affected. Incumbent local exchange carriers may also seek to delay competitors through legal or regulatory challenges, or by recalcitrant responses to requirements that they open their markets through interconnection and unbundling of network elements. Our legal and administrative expenses may be increased because of our having to actively participate in rate cases filed by incumbent local exchange carriers, in which they seek to increase the rates they can charge for the unbundled network element platform components. Our profitability may be adversely affected if those carriers prevail in those cases. Pending court cases, in which certain provisions of the Telecommunications Act of 1996 will be conclusively interpreted, may result in an increase in our cost of obtaining unbundled network elements.

     We are also subject to federal and state laws and regulations prohibiting “slamming,” which occurs when specific procedures are not followed when a customer changes telecommunications services. Although we attempt to diligently comply with all such laws and regulations and have procedures in place to prevent “slamming,” if violations of such laws and regulations occur, we could become subject to significant fines and penalties, legal fees and costs, and our business reputation could be harmed.

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

     The Telecommunications Act of 1996 facilitates such entry by requiring incumbent local exchange carriers to allow competing providers to acquire local services at wholesale prices for resale and to purchase unbundled network elements at cost-based prices. A continuing trend toward combinations and strategic alliances in the telecommunications industry, including potential consolidation among incumbent local exchange carriers or competitive local exchange carriers, or transactions between telephone companies and cable companies outside of the telephone company’s service area, or between interexchange carriers and competitive local exchange carriers, could give rise to significant new competitors.

     The enhanced and information services markets are also highly competitive and we expect that competition will continue to intensify. Our competitors in these markets will include information service providers, telecommunications companies, on-line service providers and Internet service providers.

     Unauthorized Transactions; Theft of Services. We may be the victim of fraud or theft of service. From time to time, callers have obtained our services without rendering payment by unlawfully using our access numbers and personal identification numbers. We attempt to manage these theft and fraud risks through our internal controls and our monitoring and blocking systems. If these efforts are not successful, the theft of our services may cause our revenue to decline significantly. To date, we have not encountered material fraud or theft of our service.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of
Z-Tel Technologies, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity (deficit) and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Z-Tel Technologies, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
February 22, 2002, except Note 20,
as to which the date is March 20, 2002

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,

	2001	2000

Assets
Current assets:
Cash and cash equivalents	$18,892	$46,650
Accounts receivable, net of allowance for doubtful accounts of approximately $12,544 and $9,026	27,042	65,432
Prepaid expenses and other current assets	3,961	7,159

Total current assets	49,895	119,241
Property and equipment, net	56,231	59,200
Intangible assets, net	5,945	64,267
Other assets	4,666	3,753

Total assets	$116,737	$246,461

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$49,622	$44,693
Deferred revenue	5,951	7,666
Current portion of long-term debt and capital lease obligations	6,305	7,637

Total current liabilities	61,878	59,996
Long-term debt and capital lease obligations	9,461	12,780

Total liabilities	71,339	72,776

Mandatorily redeemable convertible preferred stock, $.01 par value; 50,000,000 shares authorized; 8,855,089 and 8,854,914 issued and outstanding (aggregate liquidation value of $135,298 and $108,808)	112,570	84,585

Commitments and contingencies (Notes 14 and 19)
Stockholders’ equity:
Common stock, $.01 par value; 150,000,000 shares authorized; 34,341,855 and 34,033,910 shares issued; 34,000,305 and 33,754,235 outstanding, respectively	343	340
Notes receivable from stockholders	(1,589)	(839)
Unearned stock compensation	(122)	(255)
Additional paid-in capital	217,782	227,304
Accumulated deficit	(283,198)	(137,130)
Accumulated other comprehensive income	—	(2)
Treasury stock, 341,550 and 279,675 shares at cost	(388)	(318)

Total stockholders’ equity (deficit)	(67,172)	89,100

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ equity (deficit)	$116,737	$246,461

The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended
	December 31,

	2001	2000	1999

Revenues	$275,897	$177,668	$6,615

Operating expenses:
Network operations	155,164	107,077	6,518
Sales and marketing	31,243	45,018	8,898
Research and development	8,935	8,276	3,562
General and administrative	147,172	91,330	16,493
Impairment of assets	59,247	—	—
Depreciation and amortization	23,277	17,166	4,372

Total operating expenses	425,038	268,867	39,843

Operating loss	(149,141)	(91,199)	(33,228)

Nonoperating income (expense):
Interest and other income	6,862	5,475	608
Interest and other expense	(3,789)	(2,313)	(3,351)

Total nonoperating income (expense)	3,073	3,162	(2,743)

Net loss	(146,068)	(88,037)	(35,971)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(15,059)	(3,644)	(1,654)
Less deemed dividend related to beneficial conversion feature	(9,356)	(20,027)	—

Net loss attributable to common stockholders	$(170,483)	$(111,708)	$(37,625)

Weighted average common shares outstanding	33,908,374	33,066,538	15,099,359

Basic and diluted net loss per share	$(5.03)	$(3.38)	$(2.49)

The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME
(In thousands, except share data)

			Notes Receivable	Unearned	Additional
	Common Stock		from	Stock	Paid-In
	Shares	Par Value	Stockholders	Compensation	Capital

Balances, December 31, 1998	14,411,100	$144	$(3,329)	$(192)	$16,493
Issuance of common stock in Initial Public Offering, net of underwriter discount and commissions	6,900,000	69			109,020
Cost of issuance of common stock in Initial Public Offering					(1,693)
Issuance of common stock for exercise of stock options	306,555	3			535
Issuance of common stock in exchange for services rendered	55,000	1			299
Issuance of common stock to purchase assets	11,000				60
Conversion of preferred stock to common stock	10,476,256	105			39,809
Grant of stock options below intrinsic value				(3,225)	4,768
Vesting of stock options granted below intrinsic value				930
Treasury stock received upon cancellation of notes receivable from stockholder	(279,675)		318
Repayment of stockholders’ notes			1,222
Forgiveness of stockholder note			106
Accrued dividend on preferred stock					(1,654)
Net loss

Balances, December 31, 1999	31,880,236	322	(1,683)	(2,487)	167,637
Issuance of common stock for acquisition or Touch 1	1,100,000	11			39,275
Issuance of common stock for exercise of stock options	773,999	7			2,405
Repayment of stockholders’ notes			844
Vesting of stock options granted below intrinsic value				2,232	(2,621)
Warrants extinguished with debt					655
Warrants issued for litigation settlement					611
Mandatorily convertible redeemable dividends and preferred stock accretion					(3,070)
Warrants issued with preferred stock					22,412
Net Loss
Foreign currency translation adjustment

Comprehensive Income

Balances, December 31, 2000	33,754,235	340	(839)	(255)	227,304
Issuance of common stock for exercise of stock options	254,731	3	(820)		1,000
Issuance of common stock for exercise
of warrants	25,714	—	—	—	—
Issuance of common stock for the
purchase of software	27,500	—	—	—	155
Vesting of stock options granted below
intrinsic value	—	—	—	133	—
Accelerated vesting of stock options	—	—	—	—	49
Mandatorily convertible redeemable
dividends and preferred stock accretion	—	—	—	—	(15,059)
Warrants issued with preferred stock	—	—	—	—	4,333
Treasury stock received upon
cancellation of notes receivable from stockholder	(61,875)	—	70	—	—

Net loss	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—

Comprehensive loss

Balance, December 31, 2001	34,000,305	$343	$(1,589)	$(122)	$217,782

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other		Total
	Accumulated	Comprehensive	Treasury	Stockholders'
	Deficit	Income	Stock	Equity (Deficit)

Balances, December 31, 1998	$(13,122)	$—	$—	$(6)
Issuance of common stock in Initial Public Offering, net of underwriter discount and commissions				109,089
Cost of issuance of common stock in Initial Public Offering				(1,693)
Issuance of common stock for exercise of stock options				538
Issuance of common stock in exchange for services rendered				300
Issuance of common stock to purchase assets				60
Conversion of preferred stock to common stock				39,914
Grant of stock options below intrinsic value				1,543
Vesting of stock options granted below intrinsic value				930
Treasury stock received upon cancellation of notes receivable from stockholder			(318)	—
Repayment of stockholders’ notes				1,222
Forgiveness of stockholder note				106
Accrued dividend on preferred stock				(1,654)
Net loss	(35,971)			(35,971)

Balances, December 31, 1999	(49,093)	—	(318)	114,378
Issuance of common stock for acquisition or Touch 1				39,286
Issuance of common stock for exercise of stock options				2,412
Repayment of stockholders’ notes				844
Vesting of stock options granted below intrinsic value				(389)
Warrants extinguished with debt				655
Warrants issued for litigation settlement				611
Mandatorily convertible redeemable dividends and preferred stock accretion				(3,070)
Warrants issued with preferred stock				22,412
Net Loss	(88,037)			(88,037)
Foreign currency translation adjustment		(2)		(2)

Comprehensive Income				(88,039)

Balances, December 31, 2000	(137,130)	(2)	(318)	89,100
Issuance of common stock for exercise of stock options				183
Issuance of common stock for exercise				—
of warrants	—	—	—	—
Issuance of common stock for the				—
purchase of software	—	—	—	155
Vesting of stock options granted below				—
intrinsic value	—	—	—	133
Accelerated vesting of stock options	—	—	—	49
Mandatorily convertible redeemable				—
dividends and preferred stock accretion	—	—	—	(15,059)
Warrants issued with preferred stock	—	—	—	4,333
Treasury stock received upon				—
cancellation of notes receivable from stockholder	—	—	(70)	—

Net loss	(146,068)	—	—	(146,068)
Foreign currency translation adjustment	—	2	—	2

Comprehensive loss				(146,066)

Balance, December 31, 2001	$(283,198)	$—	$(388)	$(67,172)

The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31,

	2001	2000	1999

Cash flows from operating activities:
Net loss	$(146,068)	$(88,037)	$(35,971)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,277	17,166	4,372
Interest expense on capital lease obligation discount	—	—	2,192
Provision for bad debts	55,530	17,804	958
Asset impairment charge	59,247	—	—
Expense charged for granting of stock options	182	(389)	387
Expense charged for granting of stock for services	—	—	300
Expense charged for issuance of warrants for litigation settlement	—	611	—
Expense charged for issuance of warrants to extinguish debt	—	655	—
(Gain) loss on disposal of assets	(329)	(2,124)	—
Change in operating assets and liabilities:
Increase in accounts receivable	(17,140)	(71,581)	(5,188)
Increase (decrease) in prepaid expenses	1,106	(5,594)	(1,881)
Increase (decrease) in other assets	(1,074)	(995)	(769)
Increase in accounts payable and accrued liabilities	5,138	28,473	2,402
Increase (decrease) in deferred revenue	(1,715)	7,149	517

Total adjustments	124,222	(8,825)	3,290

Net cash used in operating activities	(21,846)	(96,862)	(32,681)

Cash flows from investing activities:
Proceeds from sale and leaseback transaction	—	—	15,969
Proceeds from notes receivable	7	766	—
Proceeds from sale of securities	—	3,486	—
Issuance of notes receivable	(196)
Purchases of property and equipment	(15,426)	(34,849)	(21,151)
Purchase of securities	—	(1,050)	—
Purchase of Touch 1, net of cash acquired	—	(8,955)	—

Net cash used in investing activities	(15,615)	(40,602)	(5,182)

Cash flows from financing activities:
Proceeds from issuance of mandatorily redeemable convertible preferred stock	17,500	106,260	24,950
Payment of issuance cost for mandatorily redeemable preferred stock	(450)	(1,464)	—
Proceeds from issuance of initial public offering, net of underwriter’s		—
discount and commissions	—	—	109,089
Payment of issuance cost of initial public offering	—	—	(1,693)
Proceeds from exercise of stock options	183	2,412	538
Proceeds from notes receivable	—	844	1,222
Payments on long-term debt obligations	(7,532)	(8,853)	(565)
Payments on capital lease obligations	—	(14,031)	(1,994)
Payments of preferred stock dividends	—	(2,713)	—

Net cash provided by financing activities	9,701	82,455	131,547

Adjustments for foreign currency translation	2	2	—

Net increase (decrease) in cash and cash equivalents	(27,758)	(55,007)	93,684
Cash and cash equivalents, beginning of period	46,650	101,657	7,973

Cash and cash equivalents, end of period	$18,892	$46,650	$101,657

The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31,

	2001	2000	1999

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,648	$1,592	$1,130

Non-cash investing and financing activities:
Property and equipment acquired under capital lease obligations	$2,395	$—	$15,944
Increase in additional paid-in capital for stock options granted	$1,051	$2,405	$5,064
Net increase in unearned stock compensation for stock options granted	$133	$2,232	$2,295
Accrued dividends and accretion on preferred stock	$15,059	$3,644	$1,654
Notes receivable issued for common stock	$820	$—	$—
Forgiveness of note receivable issued for common stock	$(70)	$—	$(106)
Common stock issued for purchase of assets	$155	$—	$60
Treasury stock received upon cancellation of note receivable for common stock	$(70)	$—	$(318)
Conversion of preferred stock to common stock	$—	$—	$39,914
Beneficial conversion associated with preferred stock issuance	$9,356	$20,027	$—
Warrants extinguished with satisfaction of debt	$—	$655	$—
Warrants issued in litigation settlement	$—	$611	$—
Acquisition of Touch 1
Assets acquired, net of cash	$—	$85,967	$—
Liabilities assumed	$—	$37,979	$—
Cash acquired	$—	$1,168	$—
Assets acquired in exchange for common stock	$—	$40,201	$—

The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables are in thousands, except for share and per share data)

1.	NATURE OF BUSINESS Description of Business

Z-Tel Technologies, Inc. and subsidiaries (“Z-Tel” or the “Company”) incorporated in Delaware on January 15, 1998 as Olympus Telecommunications Group, Inc. In March 1998, Olympus Telecommunications Group, Inc. changed its name to Z-Tel Technologies, Inc.

Z-Tel is an emerging provider of advanced, integrated telecommunications services targeted to residential and small business subscribers. Z-Tel offers local and long distance telephone services in combination with enhanced communication features accessible through the telephone the Internet and certain personal digital assistants. Z-Tel offers its Z-LineHOME service in thirty-eight states. Z-Tel actively markets Z-Line HOME in ten states. Z-Tel also provides long-distance telecommunications services to customers nationally.

The Company has incurred significant losses since its inception, resulting in an accumulated deficit at December 31, 2001 of approximately $283 million. The Company also has long-term debt outstanding of approximately $16 million. The Company continues to experience negative cash flows from operations, which has historically caused it to be dependent on financing from investors to sustain its activities. Within the last two years, the Company raised net proceeds of approximately $109.1 million from its initial public offering and approximately $122.0 million from offerings of mandatorily redeemable convertible preferred stock.

At December 31, 2001, the Company had cash on hand of approximately $19.0 million. In addition, the Company has an accounts receivable factoring agreement, which provides the Company with up to $25 million dollars to fund operations. This factoring agreement, although renewable for one-year terms, contractually terminates in July 2002. The Company currently anticipates extending the term of the agreement; however, the extension cannot be assured. Currently, the Company anticipates generating, through normal operations, the cash flows necessary to meet its operating and debt service requirements. If actual results differ materially from the Company's current plan, or if the accounts receivable factoring agreement is not renewed, management believes they have the ability to continue as a going-concern through the implementation of cash management strategies, the reduction of certain discretionary capital and marketing costs or the implementation of a workforce reduction. The Company also may seek additional financing to replace the current factoring agreement. There can be no assurance, however, that the Company will be able to implement its strategies or obtain additional financing under terms favorable to the Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(All tables are in thousands, except for share and per share data)

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepaid maintenance and support contracts, advances to suppliers and certain disputes with vendors that require payment and the filing of a dispute claim.

Property and Equipment

Property and equipment are recorded at historical cost. Depreciation and amortization are calculated on a straight-line basis over the assets’ useful life. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized. Upon the sale or other disposition of property, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recognized in operations. Effective January 1, 1999, the Company adopted Statement of Position (“SOP”) 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires computer software costs related to internal software that is incurred in the preliminary project stage to be expensed as incurred. When the capitalization criteria of SOP 98-1 have been met, costs of developing or obtaining internal-use computer software are capitalized. The Company capitalized approximately $3.9 and $3.1 million of employee salary costs for internally developed software for the years ended December 31, 2001 and 2000, respectively. Internal use software is included as a component of property and equipment on the consolidated balance sheet.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows. The Company recognized an impairment of $59.2 million related to goodwill acquired from the acquisition of Touch 1 as a result of the sale of our telemarketing centers in 2001. As stated under “New Accounting Pronouncements,” the Company adopted Statement of Financial Accounting Standard (SFAS) No. 144 effective January 1, 2002.

Intangible Assets

Intangible assets consist of customer lists and goodwill resulting from our acquisition of Touch 1 in 2000 (see Footnote 3 — Acquisition of Touch 1). The customer lists and goodwill are amortized over five and twenty years, respectively, using the straight-line method and the intangibles are reviewed for impairment as outlined in our long-lived assets policy above. The goodwill was written-down to zero value in 2001. As noted under “New Accounting Pronouncements,” the Company adopted SFAS No. 142 effective January 1, 2002.

Investments

Included in investments are available-for-sale securities and investments accounted for utilizing the cost method of accounting, for those investments without a readily identifiable market. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” securities that are available for sale are reported at fair value, if a readily identifiable market exists, with changes in the fair

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(All tables are in thousands, except for share and per share data)

value from period to period included as a separate component of comprehensive income in equity. At December 31, 2000 the Company had approximately $0.4 million in investments, included in other assets, accounted for at cost since no readily identifiable market existed for these investments. Z-Tel received gross proceeds of approximately $3.5 million and recognized a gain on available for sale securities in the amount of approximately $2.7 million for the year ended December 31, 2000. The Company had no investments or sales of investments for the years ended December 31, 2001 and 1999.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financially reported amounts at each year-end based on enacted laws and statutory rates applicable to the periods in which differences are expected to affect taxable income. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

Stock-Based Compensation

The Company applies the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and consequently recognizes compensation expense over the vesting period for grants made to employees and directors only if, on the measurement date, the market price of the underlying stock exceeds the exercise price. For stock options granted to non-employees, the Company utilizes the Emerging Issues Task Force (“EITF”) 96-18, “Account for Equity Instruments that are Issued to Other Than Employees Acquiring or in Conjunction with Selling Goods or Services.” The Company recognizes expense over the vesting period of the grants made to non-employees based on utilizing the Black-Sholes stock valuation model to calculate the value of the option on the measurement date.

For employee stock options the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation” requiring entities to recognize as an expense, over the vesting period, the fair value of the options or utilize the accounting for employee stock options used under APB 25. Therefore, under SFAS 123 the Company provides the required pro forma net income and earnings per share disclosures for grants made as if the fair value method defined in SFAS No. 123 had been applied.

Revenue Recognition

Revenues are recognized when earned. Revenues related to long distance and carrier access service charges are billed monthly in arrears, and the associated revenues are recognized in the month of service. In June 1999, the Company began offering its bundled service, Z-LineHOME, to consumers. Charges for Z-LineHOME service are billed monthly in advance and the Company recognizes revenues for this service ratably over the service period, which management believes approximates the actual provision of services.

Advertising

Advertising costs are expensed as incurred. Included in sales and marketing expenses are advertising costs of approximately $7.1, $8.4 and $7.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Foreign Currency Translation

The assets and liabilities of the Company’s foreign subsidiary, whose functional currency is other than the U.S. Dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(All tables are in thousands, except for share and per share data)

are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income but is included in accumulated other comprehensive income, which is reflected as a separate component of shareholder’s equity. Foreign currency translation gains and losses are included in determining net income. Such gains and losses are not material for any period presented. The Company’s only foreign subsidiary was sold during 2001.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents in financial institutions considered by management to be high quality. The Company maintains cash balances at financial institutions in excess of the $100,000 insured by the Federal Deposit Insurance Corporation ("FDIC"). The Company had approximately $8.1 and $42.9 million invested in interest bearing money market and short-term fixed income investments that are not insured by the FDIC at December 31, 2001 and 2000, respectively. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk on cash balances.

During the normal course of business, the Company extends credit to residential customers residing in the United States. The Company’s services were introduced first into the states of New York and Texas, which has resulted in a concentration of credit to residential customers in these states. The Company believes its credit policies, collection procedures and allowance for doubtful accounts minimize the exposure to significant credit risk of accounts receivable balances.

The Company relies upon the Regional Bell Operating Companies (“RBOCs”) for provisioning of customers and the RBOCs are the primary suppliers of local central office switching and local telephone lines. Global Crossing Ltd is the primary supplier for the Company’s long-distance calling. The Company has not incurred any material impact to its operations or financial statements as a result of the Global Crossing Ltd. Chapter 11 bankruptcy filing.

The Company relies upon two separate service providers for provisioning and billing services essential to support the Company’s operations.

Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that the Company report financial and descriptive information about reportable segments, and how these segments were determined. The Company determines the allocation and performance of resources based on total operations. Based on these factors, management has determined that the Company operates as one segment as defined by SFAS No. 131 during all periods presented.

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

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(All tables are in thousands, except for share and per share data)

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized regularly but instead will be subject to impairment tests at least annually. The Company adopted SFAS No. 141 and SFAS No. 142 on a prospective basis as of January 1, 2002.

As of December 31, 2001, Z-Tel has $5.9 million of intangible assets, net of accumulated amortization. The net amount recorded for goodwill is zero at December 31, 2001. Accordingly, the Company does not expect the adoption of SFAS No. 142 to have a material impact on its future operations and statement of position.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. The Company will be required to adopt this statement no later than January 1, 2003. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for fiscal years beginning after December 15, 2001. This statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, SFAS 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, Goodwill and Other Intangible Assets.” According to SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business. The Company adopted this statement on January 1, 2002 on a prospective basis. The adoption of this standard did not have a material impact on its results of operations, financial position and cash flows.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(All tables are in thousands, except for share and per share data)

Reclassification

Certain amounts in the December 31, 2000 and 1999 financial statements have been reclassified to conform to the December 31, 2001 presentation.

3. ACQUISITION OF TOUCH 1

The Company completed the acquisition of Touch 1 Communications, Inc. (“Touch 1”), a reseller of long distance service to subscribers throughout the United States, on April 14, 2000. The purchase price for Touch 1 consisted of 1.1 million shares of the Company’s common stock at a price of $35.71 per share, approximately $9.0 million in cash, and approximately $1.0 million in transaction and related fees. The acquisition of Touch 1 was accounted for using the purchase method of accounting and, accordingly, the results of operations of Touch 1 for the period from April 1, 2000 (the closing date for accounting purposes) are included in the accompanying consolidated financial statements. The acquisition of Touch 1 resulted in approximately $67.8 million of intangible assets. The intangible assets were comprised of approximately $9.2 million for customer lists and approximately $58.6 million for goodwill, which were being amortized, on the straight line basis, over periods of five and twenty years, respectively. As disclosed in Footnote 7 — Asset Impairment, during 2001, the Company recorded an impairment of assets acquired of approximately $59.2 million, approximately $54.9 million related to goodwill associated with the Touch 1 purchase. The Company recorded $3.3 and $3.6 million of amortization of the intangible assets for the year ended December 31, 2001 and 2000, respectively.

Touch 1 and its wholly owned subsidiary, direcTEL Inc. (“direcTEL”), filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on June 29, 1999 and July 9, 1999, respectively, in the United States Bankruptcy Court for the Southern District of Alabama (the “Bankruptcy Court”). The Bankruptcy Court entered an order confirming the joint plan of reorganization of Touch 1 and direcTEL on August 6, 1999 and entered final decrees closing the direcTEL case on October 5, 2000 and the Touch 1 case on October 30, 2000.

4. ACCOUNTS RECEIVABLE AGREEMENT

In July 2000, the Company entered into an accounts receivable agreement with RFC Capital Corporation, a division of Textron, Inc. (“RFC”), providing for the sale of certain of the Company’s accounts receivable to RFC. RFC has agreed to purchase up to $25.0 million of the Company’s accounts receivable. In July 2001, the Company extended its agreement with RFC under substantially similar terms for an additional year. The RFC agreement, although renewable for one-year terms, contractually terminates in July 2002. The purchase of the receivables is at the option of RFC and they utilize selection criteria to determine which receivables will be purchased. The Company sells receivables to RFC at a 32% discount; this rate is negotiable and may change according to collection experience. Our collection percentage for receivables sold to RFC was 89% for the year ended December 31, 2001. The Company receives an additional payment from RFC for servicing the assets in an amount equal to every dollar collected over the advance rate, less certain fees. The accounts receivable agreement does not have a minimum receivable sales requirement.

Z-Tel has sold approximately $156.3 and $1.4 million of receivables to RFC, for net proceeds of approximately $106.5 and $0.8 million, for the years ended December 31, 2001 and 2000, respectively. A net receivable servicing asset of approximately $12.9 and $0.4 million is included in the accounts receivable balance at December 31, 2001 and 2000, respectively. The Company recorded costs related to the agreement of approximately $1.1 million for the year ended December 31, 2001. Included in accounts payable and accrued liabilities are advances for unbilled receivables in the amount of $3.5 million at December 31, 2001. Z-Tel is responsible for the continued servicing of the receivables sold.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(All tables are in thousands, except for share and per share data)

5. ACCOUNTS RECEIVABLE WRITE-OFF

During the second quarter of 2001, management performed a detailed analysis of accounts receivable and also reviewed its credit policies relating specifically to acceptance and provisioning of service to new customers. As a result of the analysis and subsequent change in credit policy, the Company switched its focus from collection efforts on overdue and delinquent account balances to a stringent credit policy surrounding customer acceptance and a collection effort focused on fewer delinquent accounts. The detailed analysis and change in credit policy lead the Company to write-off delinquent receivables and revise the estimates used to develop the allowance for doubtful accounts in the current and future periods.

As a result of the receivables write-off, an additional approximately $29.9 million of bad debt expense was recorded in the second quarter of 2001 and is included in general and administrative expense for the year ended December 31, 2001. The Company had write-offs of accounts receivables totaling approximately $43.9 and $21.2 million for the years ended December 31, 2001 and 2000, respectively.

6. PROPERTY AND EQUIPMENT

At the respective dates, property and equipment consist of the following:

	Depreciable Lives	2001	2000

Switching equipment	5-10	$14,589	$15,635
Computer equipment	5-10	28,263	25,068
Software	3	35,462	23,832
Furniture and office equipment	5-10	9,537	9,174
Leasehold improvements	3-15	4,192	4,186
Land and building	20-30	6,611	4,123
Construction-in-progress		792	2,371

		99,446	84,389
Less accumulated depreciation and amortization		43,215	25,189

		$56,231	$59,200

Depreciation expense related to property and equipment amounted to approximately $11.5, $8.2 and $2.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. Amortization expense related to software amounted to approximately $8.5, $5.4 and $2.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

At the respective dates, assets acquired under capital leases, included in property and equipment, consist of the following:

	2001	2000

Software	$704	$—
Computer equipment	1,288	—
Furniture and office equipment	—	95

	1,992	95
Less accumulated depreciation and amortization	312	27

	$1,680	$68

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(All tables are in thousands, except for share and per share data)

7. ASSET IMPAIRMENT

In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, “management assesses on an ongoing basis if there has been impairment in the carrying value of its long-lived assets.” As a result of management’s decision in the second quarter to reduce telemarketing efforts, a majority of the operations and assets of telemarketing centers acquired from Touch 1 were either voluntarily closed or sold. On June 30, 2001, the telemarketing centers sold accounted for approximately $1.0 million in property, plant and equipment. For these assets, the Company received 270,000 shares of preferred stock of the privately-held acquiring company and a note receivable of approximately $0.5 million. The loss recorded from this transaction equated to approximately $1.0 million.

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

For the year ended December 31, 2001, the Company recorded an additional $4.3 million of impaired asset charges, composed of $3.0 million relating to unrealizable software and development projects, $0.9 million of telemarketing property and equipment and $0.4 million of securities deemed to be worthless. As of December 31, 2001, the Company has approximately $5.9 million of net intangible assets related to customer lists.

8. OTHER ASSETS

At the respective dates, other assets consist of the following:

	2001	2000

Deposits	$3,625	$2,656
Certificates of deposit, restricted	647	573
Interest receivable from stockholders	176	111
Other	218	413

	$4,666	$3,753

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(All tables are in thousands, except for share and per share data)

The certificates of deposit are pledged as collateral on outstanding letters of credit in the amount of approximately $0.6 million at December 31, 2001 and 2000, related to lease obligations on two of the Company’s office spaces.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At the respective dates, accounts payable and accrued liabilities consist of the following:

	2001		2000

Trade accounts payable		$33,602		$32,679
	2,070		3,982
Dividend payable to preferred shareholders		4,128		—
Accrued sales and use tax		3,644		2,239
Accrued rent		1,533		1,218
Other accrued liabilities		4,645		4,575

		$49,622		$44,693

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(All tables are in thousands, except for share and per share data)

10. LONG-TERM DEBT

Long-term debt consists of the following:

	2001	2000
Related Parties:
Note Payable to Corman Elegre Capital L.L.C (“Corman Elegre”), customer base pledged as collateral, balloon payment due May 2001, interest rate at rate at prime plus one and one-half percent, which was 11% at December 31, 2000	$—	$3,000
Note payable to Corman Elegre, customer base pledged as collateral payable in monthly installments, due September, 2004, interest rate at 6%	7,595	9,868
Note payable to First Revocable Trust of W. F. Corman, unsecured payable in monthly installments, due September 2004, interest rate at 6%	472	612
Note payable to James F. Corman, unsecured, payable in monthly installments, due September 2004, interest rate at 6%	159	211
Unrelated Parties:
Note payable to Franklin Investment Funds, unsecured, payable in monthly installments, due September 2004, interest rate of 6%	3,271	4,250
Note payable to First National Bank of Atmore, unsecured, personally guaranteed by James F. Corman, payable in monthly installments, due September 2004, interest rate at 6%	439	570
Notes payable to pre-petition creditors (trade vendors), unsecured, payable in monthly installments, due September 2004, interest rate at 6%	1,169	1,475
Notes payable to pre-petition creditors (trade vendors), priority unsecured, payable in monthly installments, due September 2004 , interest rate at 6%	304	417

	13,409	20,403
Less: Current portion	(4,880)	(7,623)

	$8,529	$12,780

Operating Leases

The Company has entered into various non-cancelable operating leases for equipment and office space with monthly payments through the year 2009. Included in general and administrative expense is rental expense relating to operating leases of approximately $2.8, $1.7 and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. Sales and marketing expense includes $0.6 million of rental expense relating to operating leases for both years ended December 31, 2001 and 2000.

Capital Leases

The Company entered into various capital lease obligations during 2001 that had effective interest rates ranging from 8.0% to 10.7%, with three capital leases remaining with payments through 2001.

Future minimum lease payments under non-cancelable operating and capital leases and long-term debt as of December 31, 2001 are as follows:

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(All tables are in thousands, except for share and per share data)

		Capital
	Operating	Lease	Long-Term
Year Ending December 31,	Leases	Obligations	Debt

2002	$3,475	$1,635	$4,880
2003	3,562	725	4,403
2004	3,654	343	4,063
2005	2,531	—	63
2006	1,389
Thereafter	3,879

Less amount representing estimated executor costs (taxes, etc.), including profit thereon, included in minimum lease payments	—	99	—

Net minimum payments	18,490	2,604	13,409

Less amount representing interest on obligations under capital lease		246

Present value of minimum lease payments (including approximately $1,425 due within one year)		$2,358

11. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

In January 2000, the Company paid $1.4, $0.2, and $0.2 million to the Series A, B, and C Preferred shareholders, respectively, in satisfaction of an 8% cumulative dividend as all shares were converted to common stock.

In July 2000, the Company filed a Certificate of Designation authorizing the issuance of 5.0 million shares of $.01 par value Series D Convertible Preferred Stock (“Series D Preferred”). The Company received aggregate proceeds of approximately $56.3 million in connection with the sale of 4,688,247 shares of Series D Preferred at a price of $12.00. The deal costs associated with the transaction were approximately $0.4 million. The Series D Preferred is convertible at an original conversion price of $12.00, which price is subject to adjustment for such items as; (i) a dividend or distribution to common shareholders (whether such dividend or distribution is in stock, securities or other property), (ii) a stock split, (iii) a stock combination, (iv) a reclassification of the common stock, (v) the issuance of stock or securities convertible into or exercisable for common stock of the Company at a price that is less than the adjusted conversion price and other events that would cause dilution of ownership to the Series D Preferred stock. As a result of certain of these events the conversion price at December 31, 2001 is $8.79. The Series D Preferred is convertible into common stock at the option of the holder (i.e., initially convertible on a one-for-one basis); however, there are certain circumstances that provide for a forced conversion of the stock by the Company. Series D Preferred is mandatorily redeemable in 2008, has an 8% cumulative dividend payable at times in cash and at times in-kind with additional Series D Preferred and has certain liquidation preferences and voting rights. Each purchaser of Series D Preferred received a warrant to purchase a number of shares of Z-Tel common stock equal to one-half of the amount of Series D Preferred purchased by such investor. Each warrant is exercisable at a price of $13.80 per share subject to certain adjustments that have lowered the exercise price to $10.52 per share, at December 31, 2001.

In October 2000, the Company paid $0.9 million to the Series D Preferred shareholders in satisfaction of the 8% cumulative dividend.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(All tables are in thousands, except for share and per share data)

In November 2000, the Company filed a Certificate of Designation authorizing the issuance of approximately 6.3 million shares of $.01 par value Series E Convertible Preferred Stock (“Series E Preferred”). The Company received proceeds of approximately $50.0 million in connection with the sale of 4,166,667 shares of Series E Preferred at a price of $12.00. The purchaser of Series E Preferred received a warrant to purchase a number of shares of Z-Tel common stock equal to one-half of the amount of Series E Preferred purchased by such investor. These warrants are exercisable at a price of $13.80 per share subject to certain adjustments that have lowered the exercise price to $8.71 per share, at December 31, 2001. Series E Preferred is convertible at an original conversion price of $12.00, which price is subject to adjustment for such items as (i) a dividend or distribution to common shareholders (whether such dividend or distribution is in stock, securities or other property), (ii) a stock split, (iii) a stock combination, (iv) a reclassification of the common stock, (v) the issuance of stock or securities convertible into or exercisable for common share of the Company at a price that is less than the adjusted conversion price, and (vi) other events that would cause dilution in the ownership of the holders of the Series E Preferred stock. As a result of these events the conversion price at December 31, 2001 is $8.42. The Series E Preferred is convertible into common stock at the option of the holder (i.e., initially convertible on a one-for-one basis); however, there are certain circumstances that provide for a forced conversion of the stock by the Company. Series E Preferred is mandatorily redeemable 8 years from the original issue date, has an 8% cumulative dividend payable in cash and has certain liquidation preferences and voting rights.

In July 2001, the Company filed a Certificate of Designation authorizing the issuance of 175 shares of Series G junior convertible preferred stock (“Series G Preferred”). On July 2 and August 3, 2001, the Company issued an aggregate of 175 shares of Series G Preferred for aggregate proceeds of $17.5 million, initially convertible into 11,739,970 shares of common stock, at a conversion price of $1.49, subject to adjustment for such items as; (i) a dividend or distribution to common shareholders (whether such dividend or distribution is in stock, securities or other property), (ii) a stock split, (iii) a stock combination, (iv) a reclassification of the common stock, (v) the issuance of stock or securities convertible into or exercisable for common stock of the Company at a price that is less than the adjusted conversion price and upon the occurrence of certain other events that would cause dilution in the ownership of the holders of the Series G Preferred. There is no change in the conversion price at December 31, 2001. In conjunction with the issuance of the Series G Preferred, the Company issued warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.01 per share. The Series G Preferred was redeemable on December 31, 2001 unless shareholder approval was obtained. Once shareholder approval was obtained the Series G Preferred is mandatorily redeemable 5 years from September 18, 2001. The Series G Preferred has a 12% cumulative dividend, is convertible at the option of the holder and has certain liquidation rights; however, there are certain circumstances that provide for a automatic conversion of the Series G Preferred.

In accordance with generally accepted accounting principles, the Company recorded a deemed dividend of approximately $2.3 million, which results from the value assigned to the warrants and a beneficial conversion feature associated with the Series G Preferred transaction. These deemed dividends were originally accreted over an expected life through December 31, 2001 (the earliest redemption date). Once shareholder approval was obtained on October 30, 2001, the remaining balance of $1.2 million has been and will continue to be accreted over the remaining 5-year redemption period.

As a result of certain anti-dilution clauses in the Series D Preferred stock agreement, the issuance of Series G Preferred triggered an additional beneficial conversion feature related to the Series D Preferred agreement. The deemed dividend of approximately $7.8 million was accreted immediately, in the third quarter of 2001.

In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and SFAS No. 128 “Earnings Per Share” the Company has recorded non-cash charges relating to a beneficial conversion, cumulative dividends and preferred stock accretion. The

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(All tables are in thousands, except for share and per share data)

Company recorded preferred stock dividends and accretion of $15.1, $3.6, and $1.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. The Company recorded a deemed dividend related to a beneficial conversion feature in the amounts of approximately $9.4, $20.0 and $0.0 for the years ended December 31, 2001, 2000 and 1999, respectively.

During the year ended December 31, 2000 the Company used the “stated conversion price” method, included in EITF 98-5, for the original calculation of a beneficial conversion of approximately $7.4 million during the third quarter of 2000. The beneficial conversion related to the issuance of Series D Preferred. EITF 98-5 allowed for the usage of the “stated conversion price” method for the purpose of calculating beneficial conversions until the fourth quarter of 2000. In November 2000, EITF 00-27, required that all beneficial conversions be calculated using the “accounting conversion price” method. Z-Tel recorded a cumulative catch-up adjustment of approximately $12.6 million in the fourth quarter of 2000 since the SEC required retroactive application of this method.

The recording of the beneficial conversion feature and the resulting preferred stock accretion is the result of calculating the accounting conversion price through a fair value allocation of the net proceeds received in the preferred stock offerings between the preferred stock and the warrants issued. This required the use of the Black-Scholes valuation model to calculate the fair value on a per share or warrant basis for both the Series D, E and G Preferred. The beneficial conversion and resulting preferred stock accretion and the cumulative dividend are included in the calculations of the net loss attributable to common stockholders and the Company’s net loss per share calculation.

12. COMMON STOCK

In connection with the closing of the IPO, the Company amended its Articles of Incorporation to provide the authority to issue 150,000,000 shares of common stock and 50,000,000 shares of preferred stock, both with a $.01 par value.

The board of directors has declared no dividends on common stock since January 15, 1998 (Inception).

On December 15, 1999, the Company filed its initial public offering (IPO) of 6,900,000 shares (including the underwriters’ over-allotment option) of its common stock at $17.00 per share. Net proceeds to the Company aggregated approximately $109.1 million after underwriter discount and commissions. All of the mandatorily redeemable convertible preferred stock outstanding at the date of the IPO was converted into 10,476,256 shares of common stock as of the closing date of the offering.

On February 19, 2001, the Board of Directors of the Company adopted a Stockholders Rights Agreement (the “Plan”) designed to deter coercive takeover tactics and prevent an acquirer from gaining control of the Company without engaging in negotiation with the Board of Directors of the Company.

Under the terms of the plan, preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock, par value $0.01 per share, of the Company (and a corresponding number of rights for each outstanding share of the Company’s Series D Preferred and Series E Preferred Stock) outstanding at the close of business on March 7, 2001. Until the rights become exercisable, additional common stock or Series D Preferred or Series E Preferred issued by the Company will also have one right attached.

The rights will become exercisable only upon certain triggering events whereby certain persons or groups of persons have expressed the intent to acquire at least 15% or more of the voting power of the outstanding common shares.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(All tables are in thousands, except for share and per share data)

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

13. INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

A reconciliation of the difference between the effective income tax rate and the statutory federal tax rate follows:

	2001	2000

Tax at U.S. statutory rate	$(51,145)	$(30,813)
State taxes, net of federal benefit	(2,698)	(2,565)
Goodwill amortization	19,725	768
Change in valuation allowance	36,779	32,218
Other	(2,661)	392

	$—	$—

Significant components of the Company deferred tax assets are liabilities are as follows:

	2001	2000

Current deferred tax assets:
Accounts receivable	$6,484	$3,430
Other	127	214
Noncurrent deferred tax assets:
Net operating loss carrryforward	98,817	65,358
Deferred compensation	538	468
Other	674	505

Gross deferred tax assets	106,640	69,975
Less: Valuation allowance	(100,438)	(63,659)

	6,202	6,316
Noncurrent deferred tax liabilities:
Property and equipment	(3,943)	(3,362)
Intangible assets	(2,259)	(2,954)

Net deferred tax asset	$—	$—

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(All tables are in thousands, except for share and per share data)

Generally accepted accounting principles require a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management has determined that a valuation allowance of approximately $100.4 and $63.6 million is necessary at December 31, 2001 and 2000, respectively.

At December 31, 2001 and 2000, the Company’s net operating loss carryforward for federal income tax purposes is approximately $260.0 and $172.0 million, respectively, expiring in various amounts from 2018 through 2021. The net operating loss carryforwards may be subject to certain tax law provisions that limit the utilization of net operating losses that were generated in pre-acquisition years and any changes in ownership.

14. COMMITMENTS AND CONTINGENCIES

The Company has disputed billings and access charges to and from certain inter-exchange carriers (IXCs) and incumbent local exchange carriers (ILECs). The Company contends the invoicing and billings of access charges are not in accordance with the interconnection, service level, or tariff agreements entered between the Company and certain IXCs and ILECs. The Company has not paid for a portion of these disputes and management believes that the Company will prevail in these disputes. At December 31, 2001, the disputed amount not recorded in the financial statements was approximately $5.6 million.

In August 2000, the Company entered into an agreement with a service firm to outsource customer provisioning through electronic bonding with ILECs. The Company is committed to minimum cash payments, subject to certain adjustments, of approximately $7.7 and $9.0 million for the years ended December 2003 and 2004, respectively. The payments of these fees are subject to the successful completion by the service firm of certain obligations in the future. This contract provides for various termination arrangements with related severance fees. During 2001 and 2000 we made payments under the agreement totaling $6.3 and $0.5 million, respectively.

15. RELATED PARTY TRANSACTIONS

During 1998, various executives of the Company issued full recourse promissory notes, totaling approximately $3.3 million to the Company in connection with the purchase of 2,929,575 shares of common stock. These notes are collateralized by the shares of common stock acquired with the notes, and the Company holds those shares in escrow. The accompanying consolidated financial statements include the notes as a decrease in stockholders’ equity. The outstanding notes receivable related to these notes at December 31, 2001 and 2000 are approximately $0.8 and $0.9 million, respectively. The Company received no payments in 2001 and approximately $0.8 million in 2000. The principal balance of the notes and the related accrued interest (8% per annum) were originally due December 31, 2001, however, see Footnote 20 — Subsequent Events, for discussion of the extension of the outstanding notes until December 31, 2002. Interest income on these notes receivable was $0.1, $0.1 and 0.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(All tables are in thousands, except for share and per share data)

During 2000, the Company made total payments of approximately $5.6 million, exclusive of approximately $3.5 million to purchase a building as described in the above paragraph, to an executive and several entities affiliated with this executive pursuant to debt and lease agreements. The entities and the various debt terms are outlined in Footnote 10 - Long-Term Debt, under Related Party, with the total amounts owed to each of the entities for each of the years ended December 31, 2001 and 2000.

During 2000, a member of the Board of Directors of the Company received approximately $0.2 million and an option to purchase 12,500 shares of common stock at $7.06 from Breckenridge Securities Corporation (“BSC”), which fee was paid from amounts paid by the Company to BSC in connection with services provided in conjunction with the issuances of Series D and Series E Preferred. The member of the Board of Directors entered into this agreement prior to being appointed to the Board.

During 2000, the Company made payments of $0.1 million in rental payments to Olympus Management Group, Inc., an entity 100% owned by a Company executive.

In December 2000, the Company agreed to a guarantee of three employees’ margin loans. Each employee executed an agreement with the Company in which each pledges to the Company a security interest in all shares of the Company’s common stock they own as well as in all of their other tangible and intangible property. In addition, each employee entered into a Secured Promissory Note providing that, should the creditor who made the margin loan to these employees draw any amounts on the Company guarantee, such amounts would be considered advances under a secured promissory note and would bear interest until paid. As of December 31, 2001 two of the three employees fulfilled their obligations leaving approximately $1.1 million of the guarantee.

In January 2001, the Company accelerated the vesting of 50,000 stock options granted to an executive as part of his severance agreement. This acceleration resulted in the employee being fully vested in stock options with a strike price of $3.64 when the stock was trading at $4.50. The Company recorded approximately $0.1 million in general and administrative expense as a result of this transaction.

In February 2001, the Company, made a loan to an employee in the amount of 0.1 million. The interest rate of the note is 9.5% and it is payable as a balloon payment on February 23, 2003. This note is collateralized by any and all stock options, rights to salary and wages, and all property personal, tangible, and intangible of the employee.

In June 2001, the Company, as part of an executive severance agreement, paid an executive approximately $0.3 million. This same executive received an interest free loan of approximately $0.8 million, utilized to exercise stock options to purchase 187,000 shares of common stock. This note is collateralized by the shares of common stock acquired with the note, and the Company holds those shares as security.

In August 2001, the Company cancelled approximately $0.7 million of notes receivable and reacquired 61,875 shares of common stock at $1.14 per share from the employee. These shares are presented as treasury shares, at cost.

In September and October 2001, the Company loaned an employee an aggregate of $0.1 million. The interest rate of the note is 6.5% and is payable as a balloon payment on June 13, 2002. This note was for relocation of the employee. There is no collateral pledge for this note.

16. EMPLOYEE BENEFIT PLAN

In 1999, the Company established a 401(k) plan covering defined employees who meet established eligibility requirements. Under the original plan provisions, the company did not make matching

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(All tables are in thousands, except for share and per share data)

contributions. Effective September 15, 2000, the Company merged the plans of Touch 1 and Z-Tel and established a matching contribution for the 401(k) plan to 50% of participating contributions to a maximum matching amount of 5% of a participant’s compensation. The Company contribution was approximately $0.5 and $0.2 million for the years ended December 31, 2001 and 2000, respectively.

17. STOCK-BASED COMPENSATION

Effective October 30, 1998, the Company adopted the 1998 Equity Participation Plan (“1998 Plan”), for the grant to eligible employees and eligible participants of options to purchase up to 1,261,000 shares of the Company’s common stock. During September and November 1999, the Board of Directors (the “Board”) increased the shares available for grant under the 1998 Plan to 6.0 and 7.5 million shares, respectively.

Effective April 20, 2000, the Company adopted the 2000 Equity Participation Plan (“2000 Plan”), this plan allows for the grant to eligible employees and eligible participants of options to purchase up to 2.0 million shares of the Company’s common stock. The 2000 Plan automatically increases the number of shares available for grant on the first day of the company’s fiscal year beginning in 2001 equal to the lesser of (i) 3.0 million shares, (ii) 6% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board.

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

Prior to the adoption of the 1998 Plan, the Board awarded options (the “Initial Plan”) for the right to purchase 3,868,800 shares of common stock at a weighted average option price per share of $2.83. The vesting periods on these options range from immediately to four years, and have a maximum contractual life of ten years.

A summary of the stock option activity for the years ended December 31, 2001, 2000 and 1999 is presented below:

			1998 Equity		2000 Equity
	Initial Plan		Participation Plan		Participation Plan		Total

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price

Outstanding, December 31, 1998	3,799,300	$2.83	201,050	$3.64	—	—	4,000,350	$2.88
Granted	—	—	3,181,225	5.78	—	—	3,181,225	5.78
Exercised	(305,094)	1.73	(1,466)	3.64	—	—	(306,560)	1.74
Forfeited	(155,873)	3.36	(202,945)	3.65	—	—	(358,818)	3.53

Outstanding, December 31, 1999	3,338,333	2.91	3,177,864	5.79	—	—	6,516,197	4.31
Granted	—	—	1,415,100	27.29	1,897,440	11.52	3,312,540	18.26
Exercised	(415,450)	2.47	(435,545)	4.15	—	—	(850,995)	3.33
Forfeited	(34,631)	2.67	(530,231)	14.71	(145,800)	12.34	(710,662)	13.64

Outstanding, December 31, 2000	2,888,252	2.98	3,627,188	13.07	1,751,640	11.45	8,267,080	9.20
Granted	—	—	—	—	4,257,450	1.69	4,257,450	1.69
Exercised	(47,486)	2.32	(130,253)	3.64	—	—	(177,739)	3.29
Forfeited	(97,144)	2.49	(638,227)	12.70	(727,376)	9.84	(1,462,747)	10.60

Outstanding, December 31, 2001	2,743,622	$3.01	2,858,708	$13.58	5,281,714	$3.81	10,884,044	$6.17

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(All tables are in thousands, except for share and per share data)

Had compensation cost for the Company’s stock options granted been determined based on the fair value at the date of grant, consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share of common stock for the years ended December 31, 2001, 2000 and 1999, respectively, would have been increased to the pro forma amounts shown below.

	Year Ended
	December 31,

	2001	2000	1999

Net Loss
As presented	$(146,068)	$(88,037)	$(35,971)
As adjusted	(158,929)	(99,174)	(36,477)
Basic and Diluted Net Loss per Common Share
As presented	$(5.03)	$(3.38)	$(2.49)
As adjusted	(5.41)	(3.72)	(2.53)

These adjusted amounts were determined using the Black-Scholes valuation model with the following key assumptions: (a) a discount rate of approximately 4.7%, 6.5%, and 5.7% for each of the years ended December 31, 2001, 2000, 1999, (b) a volatility factor of approximately 87%, 123% and 81% for each of the years ending December 31, 2001, 2000 and 1999, respectively; (c) an average expected option life of 5 years; (d) there have been no options that have expired; and (e) no payment of dividends on common stock.

During 2001, 2000 and 1999, respectively, included in the options granted by the Company, are 0, 0, and 695,082 options granted to non-employees. The Company recorded expense for the same periods, respectively, of approximately $0.0, $0.0, and $0.3 million, respectively, related to these non-employee options in accordance with the provisions of SFAS No. 123.

The following table summarizes information about stock options outstanding at December 31, 2001:

		Remaining
	Number	Contractual Life	Number
Exercise Prices	Outstanding	(In Years)	Exercisable

$0.82 - $4.00	7,463,322	8.2	3,386,110
5.45 - 10.00	1,322,607	8.2	788,651
12.00 - 19.00	1,561,015	8.4	835,061
23.00 - 47.00	537,100	8.3	302,913

	10,884,044		5,312,735

18. COMPUTATION OF NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Incremental shares of common stock equivalents are not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(All tables are in thousands, except for share and per share data)

Net loss per share is calculated as follows:

	Year Ended
	December 31,

	2001	2000	1999

Basic and diluted net loss per share:
Loss attributable to common stockholders:
Net loss	$(146,068)	$(88,037)	$(35,971)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(15,059)	(3,644)	(1,654)
Less deemed dividend related to beneficial conversion feature	(9,356)	(20,027)	—

Net loss attributable to common stockholders	$(170,483)	$(111,708)	$(37,625)

Weighted average common shares outstanding	33,908,374	33,066,538	15,099,359

Basic and diluted net loss per share	$(5.03)	$(3.38)	$(2.49)

For each of the periods presented, basic and diluted net loss per share are the same. Unexercised options to purchase 10,884,044, 8,267,080 and 6,516,197 shares of common stock, unexercised warrants to purchase 10,425,982, 4,602,457, and 637,332 shares of common stock, mandatorily redeemable convertible preferred stock convertible into 25,941,481, 9,174,605 and 0 shares of common stock for the years ended December 31, 2001, 2000 and 1999, respectively, which could potentially dilute basic earnings per share in the future. These potentially dilutive items were not included in the computation of diluted net loss per share for these periods because to do so would have been anti-dilutive in each case.

19. LEGAL AND REGULATORY PROCEEDINGS

On June 9, 2000, PTEK Holdings, Inc. and Premiere Communications, Inc. (collectively, “PTEK”) filed a lawsuit against the Company, Z-Tel Communications, Inc., David Gregory Smith, Z-Tel’s Chairman, Chief Executive Officer and President, Eduard Mayer, one of Z-Tel’s directors and James Kitchen, a Senior Vice President of Z-Tel (the “Lawsuit”).

On November 14, 2000, the parties to the Lawsuit agreed to resolve in full all claims asserted by each party against the other. In connection with the settlement, the Company agreed to issue a warrant to PTEK Holdings, Inc. to purchase 175,000 shares of the Company’s common stock at an exercise price of $12.00, which price is subject to certain adjustments. The warrant is fully vested and non-forfeitable but is not exercisable until two years after the issue date of the warrant. As a result of the issuance of the warrant and the accrual of legal fees related to the Lawsuit, the Company recognized an expense of approximately $1.0 million for the year ended December 31, 2000.

On March 15, 2001, Z-Tel filed suit against AT&T. In that suit, Z-Tel alleged that AT&T had received originating and terminating access service from Z-Tel and has unlawfully withheld access charges for such services from Z-Tel. In July 2001, AT&T and the Company agreed to a settlement. In connection with that settlement, which approximated the amounts recorded by the Company as receivables, the Company resolved the issues relating to charges for access services rendered. The Company entered into a switched access agreement setting forth terms and conditions under which AT&T will purchase access services from the Company in the future.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(All tables are in thousands, except for share and per share data)

During June and July 2001, three separate class action lawsuits were filed against the Company, certain of the Company’s current and former directors and officers (the “D&Os”) and firms engaged in the underwriting (the “Underwriters”) of our initial public offering of stock (the “IPO”). Each of the lawsuits is based on the allegations that the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission (“SEC”) in connection with the IPO, contained untrue statements of material fact and omitted to state facts necessary to make the statements made not misleading by failing to disclose that the underwriters had received additional, excessive and undisclosed commissions from, and had entered into unlawful tie-in and other arrangements with, certain customers to whom they allocated shares in the IPO. Plaintiffs have asserted claims against the Company and the D&Os pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs seek an undisclosed amount of damages, as well as pre-judgment and post-judgment interest, costs and expenses, including attorneys’ fees, experts’ fees and other costs and disbursements. The lawsuits, along with all other lawsuits filed against other issuers arising out of IPO allocations, have been assigned to Judge Shira A. Scheindlin for pretrial coordination. The complaints have been consolidated into a single action, Case No. 01-5074. A consolidated complaint had not been filed or designated, and the Company is not required to file an answer or other responsive pleadings at this time.

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

20. SUBSEQUENT EVENTS

On January 28, 2002, the Company approved the extension of time to re-pay loans due December 31, 2001 until December 31, 2002. The loans are payable from three employees in the amounts of $0.5, $0.3, and $0.1 million and will continue to accrue interest at 8% annually. These notes are collateralized by the shares of common stock acquired with the notes and the Company holds these shares in escrow.

On March 20, 2002, the Company entered into a four-year contract with MCI WORLDCOM Communications, Inc. (“MCI”) whereby we expect to provide to MCI local exchange services, Z-Line Features, operational and support services and licenses to use certain of our proprietary technology, all for MCI’s use in providing telecommunications services to residential and small business customers. The contract provides, among other things, that certain of our services will be provided at direct cost; we will receive technology licensing fees and fees for usage of our Z-Line platform, which provides the Z-Line Features; MCI will share with us gross profits it earns in providing certain Z-Line Features to its customers; MCI will purchase one million of our common shares; and Z-Tel will pay a cash signing bonus of $2.3 million. The contract caps total software licensing fees at $50 million, but until that cap is reached, monthly software licensing fees together with certain monthly per line fees for the use of our technology are not to be less than $1.5 million, reduced by any prepayments made prior to the agreement. We expect to begin providing these services on a test basis in April 2002.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS— (Continued)
(All tables are in thousands, except for share and per share data)

SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included.

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2000	2000	2000	2000

Sales	$13,976	$40,157	$54,415	$69,120
Operating loss	(16,521)	(22,687)	(22,228)	(29,763)
Net loss	(15,476)	(23,055)	(23,109)	(26,397)
Loss per share (1)	$(0.48)	$(0.71)	$(0.96)	$(1.23)
Weighted average shares outstanding	31,941,964	33,042,008	33,536,724	33,717,824

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2001	2001	2001	2001

Sales	$75,044	$73,142	$68,569	$59,142
Operating loss	(19,630)	(107,878)	(12,213)	(9,420)
Net loss (2)(3)	(17,580)	(107,743)	(11,855)	(8,890)
Loss per share (1)	$(0.60)	$(3.27)	$(0.77)	$(0.40)
Weighted average shares outstanding	33,790,809	33,880,327	33,982,665	33,977,666

(1)	Earnings per share were calculated for each three month period on a stand-alone basis.

(2)	We recorded a $59.2 million expense related to impaired assets in second quarter 2001.

(3)	We recorded a write-off of accounts receivable that resulted in $29.9 million of additional bad debt expense in second quarter 2001.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

     Information regarding directors, nominees for director and executive officers is in our 2002 Annual Meeting proxy statement and is incorporated herein by reference.

Item 11. Executive Compensation

     Information regarding executive compensation is included in the our 2002 Annual Meeting proxy statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information required by this item is included in our 2002 Annual Meeting proxy statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

     Information required by this item is included in our 2002 Annual Meeting proxy statement and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	The following financial statements of Z-Tel Technologies, Inc. and the report thereon of PricewaterhouseCoopers LLP dated February 22, 2002, except Note 20, as to which the date is March 20, 2001 are filed as part of this report:

		Report of Independent Certified Public Accountants.

		Consolidated Balance Sheets, December 31, 2001 and December 31, 2000

		Consolidated Statements of Operations for the years ended December 31, 2001, 2000, 1999.

		Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2001, 2000, and 1999.

		Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

		Notes to Financial Statements.

(a)	2.	The following Financial Statement Schedules are included herein:

		Schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

(a) 3.	The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated, and are incorporated herein by this reference):

EXHIBIT
NUMBER	DESCRIPTION

2.1	Stock and Asset Purchase Agreement, dated June 30, 2001, by and among direcTEL Inc., a New Brunswick, Canada corporation, direcTEL, Inc., an Alabama corporation, Touch 1 Communications, Inc., an Alabama corporation, Z-Tel Technologies, Inc., a Delaware corporation and WebSmart Teleservices Group, Inc., a North Dakota corporation.

3.1	Amended and Restated Certificate of Incorporation of Z-Tel, as amended(A)*

3.2	Amended and Restated Bylaws of Z-Tel(B)*

4.1	Form of Common Stock Certificate(B)*

4.2	See Exhibits 3.1 and 3.2 of this Form 10-K for provisions of the Amended and Restated Certificate of Incorporation, as amended, and the Bylaws of Z-Tel defining rights of security holders

4.3	Stock Purchase Agreement, dated July 6, 2000, by and between the Registrant and the various purchasers of the Registrant’s Series D Convertible Preferred Stock(C)*

4.4	Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions relating to the Registrant’s Series D Convertible Preferred Stock(C)*

4.5	Form of Registration Rights Agreement by and between the Registrant and each of the purchasers of the Registrant’s Series D Convertible Preferred Stock(C)*

4.6	Form of Warrant for the purchase of shares of common stock of the Registrant by each of the purchasers of the Registrant’s Series D Convertible Preferred Stock(C)*

4.7	Stock and Warrant Purchase Agreement, dated October 19, 2000, by and among the Registrant and The 1818 Fund III, L.P.(D)*

4.8	Certificate of Designation of 8% Convertible Preferred Stock, Series E, Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Such Series of Preferred Stock, as amended(A)*

4.9	Registration Rights Agreement between and among the Registrant and The 1818 Fund III, L.P.(D)*

4.10	Warrant for the purchase of shares of common stock of the Registrant by The 1818 Fund III, L.P.(D)*

4.11	Certificate of Designation of Series F Junior Participating Preferred Stock(E)*

4.12	Rights Agreement dated as of February 19, 2001 between Z-Tel Technologies, Inc. and American Stock Transfer Trust Company, as Rights Agent, as amended July 2, 2001(E)*

4.13	Stock and Warrant Purchase Agreement, dated as of July 2, 2001, by and between Z-Tel, D. Gregory Smith, and others(G)

4.14	Warrant for the Purchase of Shares of Common Stock of Z-Tel, dated as of July 2, 2001(H)*

4.15	Certificate of Designation for the Series G Preferred Stock(I)*

4.16	Backup Purchase Agreement, dated as of July 2, 2001, by and among Z-Tel Communications, Inc., a Delaware corporation and a wholly owned subsidiary of Z-Tel, Touch 1 Communications, Inc., an Alabama corporation and a wholly owned subsidiary of Z-Tel, D. Gregory Smith and others(J)*

4.17	Additional Investor Registration Rights Agreement, dated as of July 2, 2001, between Z-Tel, D. Gregory Smith and others(K)*

4.18	Voting Agreement, dated as of June 29, 2001, between Z-Tel and certain stockholders of Z-Tel(L)*

4.19	Employee Stock Restriction Agreement, dated September 1, 1999, by and between the Company and D. Gregory Smith(M)*

EXHIBIT
NUMBER	DESCRIPTION

10.1.1	Stockholders’ Agreement dated October 8, 1999, between and among the Company, BA Capital Corporation, Sewanee Partners II, L.P., Gramercy Z-Tel LLC and the other parties set forth therein(B)*

10.1.2	Employment Agreement dated July 1998 between the Company and D. Gregory Smith, as amended April 4, 2001 to increase his annual salary to $275,000(B)*

10.1.4	Employment Agreement dated August 1998 between the Company and Charles W. McDonough as amended April 4, 2001 to increase his annual salary to $240,000(B)*

10.1.5	Employment Agreement dated August 1998 between the Company and J. Bryan Bunting as amended April 4, 2001 to increase his annual salary to $200,000(B)*

10.1.6	Employment Agreement dated July 1998 between the Company and James A. Kitchen as amended April 4, 2001 to increase his annual salary to $175,000(B)*

10.1.7	Investment Agreement dated March 15, 1999 between the Company and CMB Capital LLC(B)*

10.2.1	1998 Equity Participation Plan(B)*

10.2.2	2000 Equity Participation Plan(N)*

10.4	Receivables Sales Agreement dated as of July 27, 2000 by and between Z-Tel Communications, Inc., as seller and subservicer, Touch 1 Communications, Inc., as seller and subservicer, and RFC Capital Corporation, as purchaser(C)*

10.5	Form of Indemnification Agreement for executive officers and directors of the Company(E)*

10.6	Loan and Guaranty Agreement dated January 11, 2001 between the Company and James A. Kitchen(E)*

10.7	Secured Promissory Note dated January 11, 2001 delivered by James A. Kitchen to the Company(E)*

10.8	Pledge and Security Agreement dated January 11, 2001 between James A. Kitchen and the Company(E)*

10.10	Promissory Note, dated May 11, 1999, between Touch 1 Communications, Inc. and Corman Elegre Capital(D)*

10.11	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. and William F. Corman (First Revocable Trust)(D)*

10.12	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. and James F. Corman(D)*

21.	List of Subsidiaries

23.	Consent of PricewaterhouseCoopers LLP

*

(A)	Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed on August 13, 2001.

(B)	Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

(C)	Incorporated by reference to the correspondingly numbered exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed on August 14, 2000.

(D)	Incorporated by reference to the correspondingly numbered exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed on November 14, 2000.

(E)	Incorporated by reference to the correspondingly numbered exhibits to the Registrant’s Annual Report on Form 10-K for the annual period ended December 31, 2000, filed on March 30, 2001.

(F)	Incorporated by reference to the correspondingly numbered exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed on August 13, 2001.

(G)	Incorporated by reference to Exhibit 1 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel’s common stock by, among other persons, The 1818 Fund III, L.P.

(H)	Incorporated by reference to Exhibit 2 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel’s common stock by, among other persons, The 1818 Fund III, L.P.

(I)	Incorporated by reference to Exhibit 3 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel’s common stock by, among other persons, The 1818 Fund III, L.P.

(J)	Incorporated by reference to Exhibit 4 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel’s common stock by, among other persons, The 1818 Fund III, L.P.

(K)	Incorporated by reference to Exhibit 5 to the Schedule 13D filed July 24, 2001 with respect to Z-Tel’s common stock by, among other persons, D. Gregory Smith.

(L)	Incorporated by reference to Exhibit 5 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel’s common stock by, among other persons, The 1818 Fund III, L.P.

(M)	Incorporated by reference to Exhibit 7 to the Schedule 13D filed July 24, 2001 with respect to Z-Tel’s common stock by, among other persons, D. Gregory Smith.

(N)	Incorporated by reference to Appendix B to the Registrant’s Preliminary Proxy Statement filed on April 14, 2000, with the following amendment effective May 31, 2001:

Section 2.1(a) of the Plan is hereby amended in its entirety to read as follows:

(a)	The shares of stock subject to Options, awards of Restricted Stock, Performance Awards, Dividend Equivalents, awards of Deferred Stock, Stock Payments or Stock Appreciation Rights shall be Common Stock, initially shares of the Company’s Common Stock, par value $0.01 per share. The aggregate number of such shares which may be issued upon exercise of such options or rights or upon any such awards under the Plan shall be Four Million Five Hundred Thousand (4,500,000) plus an annual increase to be added on the first day of the Company’s fiscal year beginning in 2001 equal to the lesser of (i) Three Million (3,000,000) shares of the Company’s Common Stock, (ii) 6% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board. The shares of Common Stock issuable upon exercise of such options or rights or upon any such awards may be either previously authorized but unissued shares or treasury shares.

(b)	Reports on Form 8-K. None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the [26]th day of March, 2002.

Z-TEL TECHNOLOGIES, INC.

By: /s/ D. Gregory Smith D. Gregory Smith, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Gregory Smith D. Gregory Smith	President, CEO, Chairman of the Board and Director (Principal Executive Officer)	March 26, 2002

/s/ Horace J. Davis III Horace J. Davis III	Senior Vice President — Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2002

/s/Charles W. McDonough Charles W. McDonough	Senior Vice President — Chief Technology Officer, and Director	March 26, 2002

/s/ Jeffrey A. Bowden Jeffrey A. Bowden	Director	March 25, 2002

/s/ Charles D. Hyman Charles D. Hyman	Director	March 26, 2002

/s/ Andrew C. Cowen Andrew C. Cowen	Director	March 29, 2002

/s/ John K. Aurrel John K. Aurrell	Director	March 26, 2002

/s/ Mark S. Feighner Mark S. Feighner	Director	March 26, 2002

/s/ Lawrence C. Tucker Lawrence C. Tucker	Director	March 26, 2002