Form 10-Q
period 2002-03-31
Z TEL TECHNOLOGIES INC
filed 2002-05-15
CIK 1096509

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED MARCH 31, 2002

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

Yes [x]   No [  ]

     The number of shares of the Registrant’s Common Stock outstanding as of May 13, 2002 was approximately 35,020,305.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2002	2001

Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$12,954	$18,892
Accounts receivable, net of allowance for doubtful accounts of $18,571 and $12,544	23,227	27,042
Prepaid expenses and other current assets	5,115	3,961

Total current assets	41,296	49,895

Property and equipment, net	56,585	56,231
Intangible assets, net	5,487	5,945
Other assets	7,412	4,666

Total assets	$110,780	$116,737

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Deficit Current liabilities:
Accounts payable and accrued liabilities	$47,091	$49,622
Deferred revenue	6,178	5,951
Current portion of long-term debt and capital lease obligations	6,168	6,305

Total current liabilities	59,437	61,878

Deferred revenue	6,097	—
Long-term debt and capital lease obligations	8,007	9,461

Total liabilities	73,541	71,339

Mandatorily redeemable convertible preferred stock, $.01 par value; 50,000,000 shares authorized; 8,855,089 issued and outstanding (aggregate liquidation value of $138,180 and $135,298)	116,442	112,570

Stockholders’ deficit:
Common stock, $.01 par value; 150,000,000 shares authorized; 35,361,855 and 34,341,855 shares issued; 35,020,305 and 34,000,305 outstanding, respectively	354	343
Notes receivable from stockholders	(1,589)	(1,589)
Unearned stock compensation	(89)	(122)
Additional paid-in capital	216,314	217,782
Accumulated deficit	(293,805)	(283,198)
Treasury stock, 341,550 shares at cost	(388)	(388)

Total stockholders’ deficit	(79,203)	(67,172)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ deficit	$110,780	$116,737

The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Revenues	$57,269	$75,044

Operating expenses:
Network operations	27,243	43,302
Sales and marketing	4,759	12,761
General and administrative	29,842	32,570
Wholesale development costs	1,018	—
Depreciation and amortization	5,579	6,041

Total operating expenses	68,441	94,674

Operating loss	(11,172)	(19,630)

Nonoperating income:
Interest and other income	1,177	2,918
Interest and other expense	(612)	(868)

Total nonoperating income	565	2,050

Net loss	(10,607)	(17,580)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(3,872)	(2,544)
Less deemed dividend related to beneficial conversion feature	(46)	—

Net loss attributable to common stockholders	$(14,525)	$(20,124)

Weighted average common shares outstanding	34,307,194	33,790,809

Basic and diluted net loss per share	$(.42)	$(.60)

The accompanying notes are an integral part of these financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands, except share data)
(Unaudited)

	Common Stock		Notes Receivable	Unearned	Additional
			from	Stock	Paid-In	Accumulated	Treasury
	Shares	Par Value	Stockholders	Compensation	Capital	Deficit	Stock

Balance, December 31, 2001	34,000,305	$343	$(1,589)	$(122)	$217,782	$(283,198)	$(388)
Issuance of common stock	1,000,000	10			2,320
Vesting of stock options granted below intrinsic value				33
Grant of common stock	20,000	1			84
Mandatorily redeemable convertible preferred stock dividends and accretion					(3,872)
Net loss						(10,607)

Balance, March 31, 2002	35,020,305	$354	$(1,589)	$(89)	$216,314	$(293,805)	$(388)

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total
Stockholders'
Deficit

Balance, December 31, 2001	$(67,172)
Issuance of common stock	2,330
Vesting of stock options granted below intrinsic value	33
Grant of common stock	85
Mandatorily redeemable convertible preferred stock dividends and accretion	(3,872)
Net loss	(10,607)

Balance, March 31, 2002	$(79,203)

The accompanying notes are an integral part of these consolidated financial statements

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(10,607)	$(17,580)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,579	6,041
Provision for bad debts	7,068	6,836
Expense charged for granting of stock options	118	83
Change in operating assets and liabilities:
Increase in accounts receivable	(3,253)	(9,929)
Increase in prepaid expenses	(1,154)	(628)
Increase in other assets	(416)	(5,087)
Increase (decrease) in accounts payable and accrued liabilities	(2,531)	13,077
Increase in deferred revenue	6,324	559
Other	—	78

Total adjustments	11,735	11,030

Net cash provided by (used in) operating activities	1,128	(6,550)

Cash flows from investing activities:
Proceeds from note receivable	—	7
Issuance of note receivable	—	(100)
Purchases of property and equipment	(5,475)	(7,460)

Net cash used in investing activities	(5,475)	(7,553)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	118
Payments on long-term debt obligations	(1,591)	(1,078)

Net cash used in financing activities	(1,591)	(960)

Net decrease in cash and cash equivalents	(5,938)	(15,063)
Cash and cash equivalents, beginning of period	18,892	46,650

Cash and cash equivalents, end of period	$12,954	$31,587

The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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

Z-Tel introduced its wholesale services during the first quarter of 2002. This service provides other companies with the opportunity to provide local, long-distance and enchanced telephone service to residential and small business customers by utilizing Z-Tel’s telephone exchange services, infrastructure and back-office operations.

2.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. The interim unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Reclassification

Certain amounts in the March 31, 2001 consolidated statement of operations have been reclassified to conform to the March 31, 2002 presentation.

3.	ACCOUNTS RECEIVABLE AGREEMENT

In July 2000, the Company entered into an accounts receivable agreement with RFC Capital Corporation, a division of Textron, Inc. (“RFC”), providing for the sale of certain of the Company’s accounts receivable to RFC. RFC has agreed to purchase up to $25.0 million of the Company’s accounts receivable. In July 2001, the Company extended its agreement with RFC under substantially similar terms for an additional year. The RFC agreement, although renewable for one-year terms, contractually terminates in July 2002. The purchase of the receivables is at the option of RFC and they utilize selection criteria to determine which receivables will be purchased. During first quarter 2002, the Company sold receivables to RFC at a 32% and 23% discount; this rate is negotiable and may change according to collection experience. The collection percentage for receivables sold to RFC has been 83% since the inception of the agreement. The Company receives an additional payment from RFC for servicing the assets in an amount equal to every dollar collected over the advance rate, less certain fees. The accounts receivable agreement does not have a minimum receivable sales requirement.

Z-Tel has sold approximately $37.6 million of receivables to RFC, for net proceeds of approximately $28.1 million, during the three months ended March 31, 2002. A net receivable servicing asset of approximately $14.6 million is included in the accounts receivable balance at March 31, 2002. The Company recorded costs related to the agreement of approximately $0.3

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(All tables are in thousands, except for share and per share data)

million for the three months ended March 31, 2002. Included in accounts payable and accrued liabilities are advances for unbilled receivables in the amount of $4.2 million at March 31, 2002. Z-Tel is responsible for the continued servicing of the receivables sold.

4.	WHOLESALE SERVICES

On March 20, 2002, the Company entered into a 48-month agreement with MCI WORLDCOM Communications, Inc. (“MCI”) for the provision of wholesale telephone exchange services, ancillary services and a technology license.

Under the terms of the agreement, MCI will pay the Company a maximum of $50 million related to the use of our network in the form of a technology license fee. Cash flows related to the license will be paid based on the number of MCI customers on the Company’s network, as defined in the contract, and are subject to monthly minimum amounts. In addition, MCI will pay for services provided through usage-based fees according to certain per line and per minute calculations defined in the agreement and MCI will also pay fees to the Company for providing telephone exchange services, payroll costs and certain vendor fees. The Company is the primary obligor for all costs incurred under this agreement.

As of March 31, 2002, MCI had paid the Company $6.1 million, in connection with this agreement. This amount is included in long-term deferred revenue and will be recognized over the 48-month term of the agreement. Included in this amount is $3.7 million that applies toward the $50 million maximum license fee.

The Company expects to recognize the $50 million license fee, and amounts received in advance of the contract, on a straight-line basis over the four-year contract period beginning in April 2002. In connection with the agreement, the Company issued MCI one million unregistered shares of our common stock at a price of $2.33, the market price of the Company’s stock at the date of the agreement. As a result of this transaction an asset totaling $2.3 million is included in other non-current assets and will be amortized on a straight-line basis as a reduction to revenue over the 48-month term of the agreement. Monthly usage-based charges and cost reimbursements will be recognized when earned.

As of March 31, 2002, no revenues had been recorded in connection with this contract. The Company expensed the costs related to our wholesale business as incurred, with the exception of certain internal-use software development costs that qualified for capitalization. As of March 31, 2002, the Company incurred approximately $1.0 million of period costs, which are shown as wholesale development costs in the Statement of Operations, and capitalized approximately $2.0 million in software development costs relating directly to our wholesale services efforts.

As of March 31, 2002, the Company operated as one reportable segment. The Company anticipates developing and tracking discreet information related to its wholesale services to be used by the Chief Operating Decision Maker and, accordingly, will amend its segment disclosures to identify its wholesale services as a reportable segment under Statement of Financial Accounting Standards No. (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information, in the second quarter of 2002.

5.	COMMITMENTS AND CONTINGENCIES

The Company has disputed billings and access charges to and from certain inter-exchange carriers (IXCs) and incumbent local exchange carriers (ILECs). The Company contends the invoicing and billings of access charges are not in accordance with the interconnection, service level, or tariff agreements entered between the Company and certain IXCs and ILECs. The Company has not paid for a portion of these disputes and management believes that the Company will prevail in these disputes. At March 31, 2002, the disputed amount not recorded in the financial statements was approximately $7.3 million.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(All tables are in thousands, except for share and per share data)

6.	COMPUTATION OF NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Incremental shares of common stock equivalents are not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.

Net loss per share is calculated as follows:

	Three Months Ended
	March 31,

	2002	2001

Basic and diluted net loss per share:
Loss attributable to common stockholders:
Net loss	$(10,607)	$(17,580)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(3,872)	(2,544)
Less deemed dividend related to beneficial conversion feature	(46)	—

Loss attributable to common stockholders	$(14,525)	$(20,124)

Weighted average common shares outstanding	34,307,194	33,790,809

Basic and diluted net loss per share	$(0.42)	$(0.60)

The following table outlines the shares of common stock equivalents that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted net loss per share:

	Three Months Ended
	March 31,

	2002	2001

Unexercised stock options	10,381,176	8,144,400
Unexercised warrants	10,425,982	5,297,767
Mandatorily redeemable convertible preferred stock convertible into common shares	26,567,371	9,043,481

Total potentially dilutive shares of common stock equivalents	47,374,529	22,485,648

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
(All tables are in thousands, except for share and per share data)

7.	LEGAL AND REGULATORY PROCEEDINGS

During June and July 2001, three separate class action lawsuits were filed against the Company, certain of the Company’s current and former directors and officers (the “D&Os”) and firms engaged in the underwriting (the “Underwriters”) of our initial public offering of stock (the “IPO”). Each of the lawsuits is based on the allegations that the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission (“SEC”) in connection with the IPO, contained untrue statements of material fact and omitted to state facts necessary to make the statements made not misleading by failing to disclose that the underwriters had received additional, excessive and undisclosed commissions from, and had entered into unlawful tie-in and other arrangements with, certain customers to whom they allocated shares in the IPO. Plaintiffs have asserted claims against the Company and the D&Os pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs seek an undisclosed amount of damages, as well as pre-judgment and post-judgment interest, costs and expenses, including attorneys’ fees, experts’ fees and other costs and disbursements. The lawsuits, along with all other lawsuits filed against other issuers arising out of IPO allocations, have been assigned to a Judge for pretrial coordination. The complaints has been consolidated into a single action, Case No. 01-5074. A consolidated complaint has not been filed or designated, and the Company is not required to file an answer or other responsive pleadings at this time.

The Company’s common stock is currently traded on the Nasdaq National Market (Nasdaq). For continued listing, the Nasdaq requires, among other things, that listed securities maintain a minimum bid price of not less than $3.00 per share, under Marketplace Rule 4450(b)(4) (the “Rule”). Nasdaq has notified the Company that it has failed to maintain this continued listing requirement, and will commence procedures to delist its securities from the Nasdaq on May 15, 2002 if the Company does not regain compliance by that date. The Company may apply for a transfer of its securities to the Nasdaq SmallCap Market. For continued listing on the Nasdaq SmallCap Market, a Company is required to maintain, among other things, a minimum bid price of not less than $1.00 per share and a market value of public float of at least $1 million. If delisted from the Nasdaq SmallCap Market, the Company’s common stock may be eligible for trading on the OTC Bulletin Board or on other over-the-counter markets, although there can be no assurance that the Company’s common stock will be eligible for trading on any alternative exchanges or markets. Among other consequences, moving from the Nasdaq to the Nasdaq SmallCap Market, or delisting from the Nasdaq SmallCap Market may cause reduced liquidity in the trading market for the Company’s common stock, and difficulty in obtaining future financing.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results Of Operations.

You should read the following discussion together with the condensed consolidated financial statements and related notes and other section of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of certain factors. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, rapid expansion, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, dependence on key personnel, uncertainty of government regulation, legal and regulatory uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement. In addition to these factors, other factors that could affect our financial results are described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2002.

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

We introduced our wholesale services during the first quarter of 2002. This service provides other companies with the opportunity to provide local, long-distance and enhanced telephone services to residential and small business customers by utilizing our telephone exchange services, infrastructure and back-office operations.

RESULTS OF OPERATIONS

The following is a discussion of significant changes in our results of operations, which occurred in the three months ended March 31, 2002 compared to the same period in the prior year. The following tables summarize the approximate changes in selected operating items and include dollar changes, percentage changes and percent of revenues to facilitate our discussions that follow.

			Amount	Percentage
			Change	Change	Percentage of Revenues
	Three Months Ended		Favorable	Favorable
	March 31,		(Unfavorable)	(Unfavorable)	2002	2001

	2002	2001

Revenues	$57.3	$75.0	$(17.7)	(23.6)%	100.0%	100.0%

Operating expenses:
Network operations	27.3	43.3	16.0	37.0%	47.6%	57.7%
Sales and marketing	4.8	12.8	8.0	62.5%	8.4%	17.1%
General and administrative	29.8	32.5	2.7	8.3%	52.0%	43.3%
Wholesale development costs	1.0	—	(1.0)	—%	1.7%	—%
Depreciation and amortization	5.6	6.0	0.4	6.7%	9.8%	8.0%

Total operating expenses	68.5	94.6	26.1	27.6%	119.5%	126.1%

Operating loss	(11.2)	(19.6)	8.4	(42.9)%	(19.5)%	(26.1)%

Nonoperating income:
Interest and other income	1.2	2.9	(1.7)	(58.6)%	2.1%	3.9%
Interest and other expense	(0.6)	(0.9)	0.3	33.0%	(1.1)%	(1.2)%

Total nonoperating income	0.6	2.0	(1.4)	(70.0)%	1.0%	2.6%

Net loss	(10.6)	(17.6)	7.0	39.8%	(18.5)%	(23.5)%
Less mandatorily redeemable convertible preferred stock dividends and accretion	(3.9)	(2.5)	(1.4)	(56.0)%	(6.8)%	(3.3)%
Less deemed dividend related to beneficial conversion feature	—	—	—	—	—	—

Net loss attributable to common stockholders	$(14.5)	$(20.1)	$5.6	27.9%	(25.3)%	(26.8)%

EBITDA	$(5.6)	$(13.6)	$8.0	58.8%	(9.8)%	(18.1)%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Revenues. Revenues decreased by $17.7 million to $57.3 million for the quarter ended March 31, 2002, compared to $75.0 million for the same period in the prior year. The decrease is attributable to the average Z-LineHOME customer count of 257,000 for the quarter ended March 31, 2002, compared to 360,000 for the same period in the prior year. We had 261,000 customers at March 31, 2002 compared to 380,000 at March 31, 2001. Touch 1 contributed $4.2 million of revenue for the quarter ended March 31, 2002 compared to $6.7 million for the same period last year.

The reduction in lines for the three months ended March 31, 2002 was a result of our focus on eliminating poor paying customers and increasing the stringency of customer acceptance.

We expect Z-LineHOME to continue to increase as a percentage of revenue relative to our Touch 1 (1+) Long Distance Services but decrease as a percentage of total revenue as we expect growth in our wholesale service offerings.

Network Operations. Network operations expense decreased by $16.0 million to $27.3 million for the quarter ended March 31, 2002, compared to $43.3 million for the same period in the prior year. Our consolidated gross margin percentage increased to 52.4% for the quarter ended March 31, 2002, compared to 42.3% for the same period in the prior year. Our network operations expense primarily consists of fixed and variable transmission expenses for interconnection agreements with incumbent local exchange carriers (ILECs), service level agreements with inter-exchange carriers (IXCs), and transmission services based on tariffed arrangements. The decrease in network operation expenses is a result of the decrease in subscribers.

The overall increase in gross margin is attributable to the New York Public Service Commission imposed rate reduction to the unbundled network elements (UNE) pricing, which became effective March 1, 2002. This reduction to UNE rates in New York, the state in which we have our largest concentration of customers, lowered our overall cost to provide services to customers in New York. This reduction resulted in an increased gross margin percentage during the first quarter of 2002. In addition to this reduction, as of March 1, 2002, we expect a retroactive reduction of rates that will result in a credit applied to future services for amounts already paid for UNE in the state of New York. The amount of the retroactive reduction is estimated at $9.0 million.

Sales and Marketing. Sales and marketing expense decreased $8.0 million to $4.8 million for the quarter ended March 31, 2002, compared to $12.8 million for the same period in the prior year. The sales and marketing expenses primarily consists of telemarketing, direct mail, brand awareness advertising, agent commissions and salaries and benefits paid to employees engaged in sales and marketing activities.

The closure of some of our call centers and the workforce reduction we implemented during the second quarter of 2001 resulted in savings of $3.5 million during the first quarter of 2002 compared to the same period in the prior year. In addition to the call center closures, our continued tightening of subscriber quality and the resulting lower number of subscribers contributed a cost savings of $2.5 million in lower commissions. The remaining decrease in sales and marketing is a result of our decision to conserve cash and decrease spending on radio, billboard, and television advertising during the first quarter of 2002.

We expect to limit our sales and marketing during the second quarter of 2002 as we focus on our wholesale initiative and fully implement our subscriber quality initiatives. In addition, we will begin to realize the savings from the closure of our remaining call centers during the second quarter of 2002. We anticipate a slow increase to sales and marketing during the third and fourth quarters of 2002 as we improve our overall cash position, market our small business and wholesale services and moderately grow our residential business.

General and Administrative. General and administrative expense decreased $2.7 million to $29.8 million for the quarter ended March 31, 2002, compared to $32.5 million for the same period in the prior year. General and administrative expense primarily consists of employee salaries, temporary services, bad debt expense, billing and collection expense, occupancy costs, support costs for our computer systems and provisioning costs.

The decrease in general and administrative expense is split equally between the reduction in headcount and cost control measures we have implemented and the decreased incremental cost of maintaining our decreased customer base in 2002. Although the overall general and administrative costs decrease in total dollars it increased as a percentage of total revenue to 52.1% for the first quarter 2002 compared to 43.4% for the same period in the prior year. We anticipate that the growth of our wholesale services and the focus on improved subscriber economics for our residential and small business services combined with an increased utilization of fixed costs within our business will drive general and administrative expenses as a percentage of revenues down during the remainder of 2002. In the second quarter of 2002 we closed our remaining call centers in Minot, ND and had a reduction of workforce of approximately 350 employees. We anticipate recording these events as a restructuring charge in the second quarter of 2002. We will continue to evaluate our operations for efficiencies and our employee staffing requirements as they relate to increased efficiency or growth in our wholesale and small business services.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.4 million to $5.6 million for the quarter ended March 31, 2002, compared to $6.0 million for the same period in the prior year. The decrease in depreciation and amortization is primarily a result of our efforts to conserve cash, and therefore reduce purchases of property and equipment over the last three quarters. We anticipate additional purchases of computer equipment, switching equipment, furniture and leasehold improvements in connection with our wholesale service offering, which should contribute to increased depreciation and amortization expense during the remainder of 2002.

Interest and Other Income. Interest and other income decreased $1.7 million to $1.2 million for the quarter ended March 31, 2002, compared to $2.9 million last year. Interest and other income consists of interest charged to our Z-LineHOME customers and carriers for not paying their bills on-time, income from interest earned on our excess cash balances and any gains from the sale of investments or securities. The decrease for three months ended March 31, 2002 was primarily due to an overall decrease in customers in service compared to the same period in 2001, resulting in smaller late payment fees being assessed to customers.

Interest and Other Expense. Interest and other expense decreased $0.3 million to $0.6 million for the quarter ended March 31, 2002, compared to $0.9 million for the same period in the prior year. Our interest expense is a result of the interest charged related to our RFC Capital Corporation (RFC) accounts receivable agreement, capital leases and other debt obligations. The decreased interest expense relates to the decrease in our total debt obligations and the associated interest paid during 2002. We anticipate interest expense to increase in the future as a result of the potential borrowing of money to support operations through new funding sources and the financing of various capital expenditures necessary to grow our business in 2002. We anticipate utilizing the RFC accounts receivable agreement during the remainder of 2002, subject to renewal in July of 2002.

Income Tax Expense. No provision for federal or state income taxes has been recorded due to the full valuation allowance recorded against the deferred tax asset for the quarters ended March 31, 2002 and 2001.

Net Loss. Our net loss decreased $7.0 million to $10.6 million for the quarter ended March 31, 2002, compared to $17.6 million for the same period in the prior year. This decrease was due primarily to the increases in expenses described above.

Net Loss Attributable to Common Stockholders. Our net loss attributable to common stockholders decreased $5.6 million to $14.5 million for the quarter ended March 31, 2002, compared to $20.1 million for the same period in the prior year. This decrease was due primarily to the decreases in expenses described above. This overall decrease was slightly off-set by the non-cash charges for the preferred stock dividend and beneficial conversion feature related to the Series D, E and G Preferred Stock totaling $3.9 million for the quarter ended March 31, 2002 compared to $2.5 million for the same period in the prior year.

EBITDA. Many securities analysts use the measure of earnings before deducting interest, income taxes, depreciation and amortization, also commonly referred to as “EBITDA,” as a way of evaluating our financial performance. EBITDA is not a measure under accounting principles generally accepted in the United States of America (GAAP), is not meant to be a replacement for GAAP and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. We have included EBITDA data because it is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results. Our negative EBITDA improved by $8.0 million to $5.6 million for the quarter ended March 31, 2002, compared to $13.6 million for the same period in the prior year. We expect our EBITDA to increase during the remainder of 2002 as a result of the introduction of our wholesale services and the introduction of our small business product. These additional revenue streams in conjunction with the cost reduction matters we have taken should result in the achievement of positive EBITDA during 2002.

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

We have incurred accumulated losses since our inception as a result of developing our business, research and development, building and maintaining network infrastructure and technology, sales and promotion of our services, and administrative expenditures. As of March 31, 2002, we had an accumulated deficit of $293.8 million and $13.0 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, a sale-leaseback credit facility, sales of accounts receivable and an initial public offering. We intend to continue building our organization in anticipation of future growth and believe that our operating expenditures will also continue to increase.

In January 2002, we accelerated the vesting of 96,471 stock options granted to an executive as part of his severance agreement. This acceleration resulted in the employee being fully vested in stock options with a strike price of $1.30 when the stock was trading at $1.80. The employee forfeited 76,471 of his vested options in return for the exercise of 20,000 shares of stock. We recorded approximately $0.1 million in general and administrative expense as a result of this transaction.

On March 20, 2002, we entered into a 48-month agreement with MCI WORLDCOM Communications, Inc. (MCI) for the provision of wholesale telephone exchange services, ancillary services and a software license.

Under the terms of the agreement, MCI will pay us a maximum of $50 million related to the use of our network in the form of a technology license fee. Cash flows related to the license will be paid based on the number of MCI customers on the our network, as defined in the contract, and are subject to monthly minimum amounts. In addition, MCI will pay for services provided through usage-based fees according to certain per line and per minute calculations defined in the agreement and MCI will also pay fees to us for providing telephone exchange services, payroll costs and certain vendor fees. We are the primary obligor for all costs incurred under this agreement.

As of March 31, 2002, MCI had paid us $6.1 million. This amount is included in long-term deferred revenue and will be recognized over the 48-month term of the agreement. Included in this amount is $3.7 million that applies toward the $50 million maximum license fee.

We expect to recognize the $50 million license fee, and amounts received in advance of the contract, on a straight-line basis over the four-year contract period beginning in April 2002. In connection with the agreement, we issued MCI one million unregistered shares of our common stock at $2.33, the market price of the shares on the date of the agreement. As a result of this transaction an asset totaling $2.3 million, is included in other non-current assets and will be amortized on a straight-line basis as a reduction to revenue over the 48-month term of the agreement. Monthly usage-based charges and cost reimbursements will be recognized when earned.

As of March 31, 2002, no revenues had been recorded under the contract. We expensed the costs related to our wholesale business as incurred, with the exception of certain internal-use software development costs that qualify for capitalization. As of March 31, 2002, we incurred approximately $1.0 million of period costs, which are shown as Wholesale development costs in the Statement of Operations, and capitalized approximately $2.0 million in software development costs relating directly to our wholesale services efforts.

As of March 31, 2002, we operated as one reportable segment. We anticipate developing and tracking discreet information related to our wholesale services to be used by the Chief Operating Decision Maker and, accordingly, will amend our segment disclosures to identify our wholesale services as a reportable segment under Statement of Financial Accounting Standards No. (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information, in the second quarter of 2002.

Our common stock is currently traded on the Nasdaq National Market (Nasdaq). For continued listing, the Nasdaq requires, among other things, that listed securities maintain a minimum bid price of not less than $3.00 per share, under Marketplace Rule 4450(b)(4) (the “Rule”). Nasdaq has notified us that we have failed to maintain this continued listing requirement, and will commence procedures to delist our securities from the Nasdaq on May 15, 2002 if we do not regain compliance by that date. We may apply for a transfer of our securities to the Nasdaq SmallCap Market. For continued listing on the Nasdaq SmallCap Market, a Company is required to maintain, among other things, a minimum bid price of not less than $1.00 per share and a market value of public float of at least $1 million. If delisted from the Nasdaq SmallCap Market, our common stock may be eligible for trading on the OTC Bulletin Board or on other over-the-counter markets, although there can be no assurance that our common stock will be eligible for trading on any alternative exchanges or markets. Among other consequences, moving from the Nasdaq to the Nasdaq SmallCap Market, or delisting from the Nasdaq SmallCap Market may cause reduced liquidity in the trading market for our common stock, and difficulty in obtaining future financing.

Net cash provided by operating activities improved by $7.7 million to $1.1 million for the quarter ended March 31, 2002, compared to net cash used in operating activities of $6.6 million for the same period in the prior year comparing cash flows from the first quarter 2002 to 2001. The $7.0, $4.7 and $6.7 million improvement to net loss, other assets and accounts receivable, respectively, coupled with the $6.7 million of deferred revenue from our wholesale services agreement with MCI increased our cash provided by operating activities. These improvements were off-set by a $15.6 million decrease in accounts payable for the three months ended March 31 2002 compared to the same period in the prior year.

Included in our net cash provided by operating activities for the quarter ended March 31, 2002 was the sale of $37.6 million of receivables, for net proceeds of $28.1 million. At March 31, 2002, a net receivable servicing asset of $14.6 million is included in accounts receivable and $4.2 million of advances on unbilled receivables are included in accounts payable and accrued liabilities. The costs relating to the agreement of $0.3 million are included in interest and other expense for the quarter ended March 31, 2002.

The RFC agreement allows us to sell up to $25 million of receivables, subject to the selection criteria utilized by RFC for the selection of receivables they agree to purchase. There are no minimum sales requirements under this agreement. RFC purchased receivables from us during the quarter ended March 31, 2002 at discount rates of 32% and 23%, this rate is negotiated and may change according to collection experience. Our collection percentage since the inception of the agreement through March 31, 2002 is 83%. Under the agreement we are responsible for the continued servicing of the receivables sold and any amount collected over the discount rate is paid to us by RFC for providing the servicing less certain fees. The RFC agreement, although renewable for one-year terms, contractually terminates in July 2002. We currently anticipate extending the term of the agreement, under substantially similar terms; however, the extension cannot be assured.

Our net cash used in investing activities improved by $2.1 million to $5.5 million for the quarter ended March 31, 2002, compared to $7.6 million for the same period in the prior year. This change is primarily a result of capital expenditures being $5.5 million for the quarter ended March 31, 2002, compared to $7.5 million in the same period of the prior year. We expect to make purchases of property and equipment in the future to meet the needs of our wholesale services. We anticipate increased capital expenditures during 2002 in conjunction with the growth of our wholesale services line of business.

Our net cash used in financing activities increased by $0.6 million to $1.6 million for the quarter ended March 31, 2001 compared to $1.0 million for the same period in the prior year. This change is primarily a result of an increase in debt payments of $0.5 million. We expect to have a low amount of long-term debt although we would likely move from the existing accounts receivable agreement to a more traditional loan, if such opportunity would arise with terms we deemed appropriate. Our existing debt is primarily fixed interest that is payable in monthly installments.

Our short-term liquidity relies heavily upon our accounts receivable agreement, cash used or provided from operations, cash management strategies, our wholesale service agreement with MCI and if needed, our ability to reduce certain discretionary capital and marketing expenses and the reduction of headcount to fulfill any short term cash requirements. We have historically had negative cash flows and although we expect to achieve positive EBITDA and cash-flows during 2002 we also are aware of the risks, discussed throughout this document, of not achieving our goal.

Our ongoing capital requirements will depend on several factors, including market acceptance of our services, specifically our new wholesale services and our small business product, the amount of resources we devote to investments in our networks, facilities, build-

out of additional enterprise management centers, services development and brand promotions, the resources we devote to sales and marketing of our services, and other factors. As growth and opportunities arise, we expect to make strategic investments in technology and our network architecture and enter potential strategic alliances or partnerships with other entities.

We will make investments in sales and marketing to build our overall “Z” brand, build strategic partnerships, and develop new service offerings in an attempt to attract new customers. We will focus on what we expect to be more attractive distribution channels which are expected to achieve cost effective acquisition costs per subscriber. Sales and marketing will continue to be used as a discretionary expense to help us manage our overall liquidity.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

PART II

Item 1. Legal Proceedings

Case No. 01 CV 5074; Grosinger v. Z-Tel Technologies, Inc., et al., in the United States District Court for the Southern district of New York (filed June 7, 2001)

During June and July 2001, three separate class action lawsuits were filed against the Company, certain of the Company’s current and former directors and officers (the “D&Os”) and firms engaged in the underwriting (the “Underwriters”) of our initial public offering of stock (the “IPO”). Each of the lawsuits is based on the allegations that the Company’s registration statement on Form S-1, filed with the Securities and Exchange Commission (“SEC”) in connection with the IPO, contained untrue statements of material fact and omitted to state facts necessary to make the statements made not misleading by failing to disclose that the underwriters had received additional, excessive and undisclosed commissions from, and had entered into unlawful tie-in and other arrangements with, certain customers to whom they allocated shares in the IPO. Plaintiffs have asserted claims against the Company and the D&Os pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs seek an undisclosed amount of damages, as well as pre-judgment and post-judgment interest, costs and expenses, including attorneys’ fees, experts’ fees and other costs and disbursements. The lawsuits, along with all other lawsuits filed against other issuers arising out of IPO allocations, have been assigned to a Judge for pretrial coordination. The complaints have been consolidated into a single action, Case No. 01-5074. A consolidated complaint had not been filed or designated, and the Company is not required to file an answer or other responsive pleadings at this time.

Item 2. Changes in Securities and Use of Proceeds

On March 20, 2002, we issued 1,000,000 shares of our common stock of MCI WORLDCOM Communications, Inc. in connection with a certain Agreement for Wholesale Telephone Exchange Services, Z-Node Services, Ancillary Services and Technology License between Z-Tel Communications, Inc., our wholly-owned subsidiary, and MCI WORLDCOM Communications, Inc. of that same date. The shares were sold for $2,333,000 in cash, however, we simultaneously delivered a like amount of money to MCI as a signing bonus in connection with the contract. We claim an exemption from registration under Section 4(2) of the Securities Act of 1933 because the transaction was by an issuer and did not involve a public offering. In connection with its purchase of our shares, MCI was granted certain pre-emptive rights and piggyback registration rights. Such rights are described with particularity in a certain Subscription, Pre-Emptive Rights and Registration Rights Agreement between us and MCI dated March 20, 2002, which was an integral part of the Agreement for Wholesale Telephone Exchange Services, Z-Node Services, Ancillary Services and Technology License, a copy of which is filed as an exhibit to this report.

Item 6. Exhibits, and Reports on Form 8-K

(a)	The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated, and are incorporated herein by this reference):

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Z-Tel, as amended(A)*

3.2	Amended and Restated Bylaws of Z-Tel(B)*

4.1	Form of Common Stock Certificate(B)*

4.2	See Exhibits 3.1 and 3.2 of this Form 10-K for provisions of the Amended and Restated Certificate of Incorporation, as amended, and the Bylaws of Z-Tel defining rights of security holders

4.3	Stock Purchase Agreement, dated July 6, 2000, by and between the Registrant and the various purchasers of the Registrant’s Series D Convertible Preferred Stock(C)*

4.4	Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions relating to the Registrant’s Series D Convertible Preferred Stock(C)*

4.5	Form of Registration Rights Agreement by and between the Registrant and each of the purchasers of the Registrant’s Series D Convertible Preferred Stock(C)*

4.6	Form of Warrant for the purchase of shares of common stock of the Registrant by each of the purchasers of the Registrant’s Series D Convertible Preferred Stock(C)*

4.7	Stock and Warrant Purchase Agreement, dated October 19, 2000, by and among the Registrant and The 1818 Fund III, L.P.(D)*

4.8	Certificate of Designation of 8% Convertible Preferred Stock, Series E, Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Such Series of Preferred Stock, as amended(A)*

4.9	Registration Rights Agreement between and among the Registrant and The 1818 Fund III, L.P.(D)*

4.10	Warrant for the purchase of shares of common stock of the Registrant by The 1818 Fund III, L.P.(D)*

4.11	Certificate of Designation of Series F Junior Participating Preferred Stock(E)*

4.12	Rights Agreement dated as of February 19, 2001 between Z-Tel Technologies, Inc. and American Stock Transfer Trust Company, as Rights Agent, as amended July 2, 2001(E)*

4.13	Stock and Warrant Purchase Agreement, dated as of July 2, 2001, by and between Z-Tel, D. Gregory Smith, and others(G)

4.14	Warrant for the Purchase of Shares of Common Stock of Z-Tel, dated as of July 2, 2001(H)*

4.15	Certificate of Designation for the Series G Preferred Stock(I)*

4.16	Backup Purchase Agreement, dated as of July 2, 2001, by and among Z-Tel Communications, Inc., a Delaware corporation and a wholly owned subsidiary of Z-Tel, Touch 1 Communications, Inc., an Alabama corporation and a wholly owned subsidiary of Z-Tel, D. Gregory Smith and others(J)*

4.17	Additional Investor Registration Rights Agreement, dated as of July 2, 2001, between Z-Tel, D. Gregory Smith and others(K)*

4.18	Voting Agreement, dated as of June 29, 2001, between Z-Tel and certain stockholders of Z-Tel(L)*

4.19	Employee Stock Restriction Agreement, dated September 1, 1999, by and between the Company and D. Gregory Smith(M)*

EXHIBIT
NUMBER	DESCRIPTION

10.1.1	Stockholders’ Agreement dated October 8, 1999, between and among the Company, BA Capital Corporation, Sewanee Partners II, L.P., Gramercy Z-Tel LLC and the other parties set forth therein(B)*

10.1.2	Employment Agreement dated July 1998 between the Company and D. Gregory Smith, as amended April 4, 2001 to increase his annual salary to $275,000(B)*

10.1.4	Employment Agreement dated August 1998 between the Company and Charles W. McDonough as amended April 4, 2001 to increase his annual salary to $240,000(B)*

10.1.5	Employment Agreement dated August 1998 between the Company and J. Bryan Bunting as amended April 4, 2001 to increase his annual salary to $200,000(B)*

10.1.6	Employment Agreement dated July 1998 between the Company and James A. Kitchen as amended April 4, 2001 to increase his annual salary to $175,000(B)*

10.1.7	Investment Agreement dated March 15, 1999 between the Company and CMB Capital LLC(B)*

10.2.1	1998 Equity Participation Plan(B)*

10.2.2	2000 Equity Participation Plan(N)*

10.4	Receivables Sales Agreement dated as of July 27, 2000 by and between Z-Tel Communications, Inc., as seller and subservicer, Touch 1 Communications, Inc., as seller and subservicer, and RFC Capital Corporation, as purchaser(C)*

10.5	Form of Indemnification Agreement for executive officers and directors of the Company(E)*

10.6	Loan and Guaranty Agreement dated January 11, 2001 between the Company and James A. Kitchen(E)*

10.7	Secured Promissory Note dated January 11, 2001 delivered by James A. Kitchen to the Company(E)*

10.8	Pledge and Security Agreement dated January 11, 2001 between James A. Kitchen and the Company(E)*

10.10	Promissory Note, dated May 11, 1999, between Touch 1 Communications, Inc. and Corman Elegre Capital(D)*

10.11	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. and William F. Corman (First Revocable Trust)(D)*

10.12	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. and James F. Corman(D)*

10.13	Agreement for Wholesale Telephone Exchange Services, 2-Node Services, Ancillary Services and Technology License, dated March 20, 2002, between 2-Tel Communications, Inc. and MCI WORLDCOM Communications, Inc. Portions of this exhibit have been omitted pursuant to a confidential treatment request. A copy of this exhibit has been filed separately with the Securities and Exchange Commission.

*

(A)	Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed on August 13, 2001.

(B)	Incorporated by reference to the correspondingly numbered exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

(C)	Incorporated by reference to the correspondingly numbered exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed on August 14, 2000.

(D)	Incorporated by reference to the correspondingly numbered exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed on November 14, 2000.

(E)	Incorporated by reference to the correspondingly numbered exhibits to the Registrant’s Annual Report on Form 10-K for the annual period ended December 31, 2000, filed on March 30, 2001.

(F)	Incorporated by reference to the correspondingly numbered exhibits to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed on August 13, 2001.

(G)	Incorporated by reference to Exhibit 1 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel’s common stock by, among other persons, The 1818 Fund III, L.P.

(H)	Incorporated by reference to Exhibit 2 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel’s common stock by, among other persons, The 1818 Fund III, L.P.

(I)	Incorporated by reference to Exhibit 3 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel’s common stock by, among other persons, The 1818 Fund III, L.P.

(J)	Incorporated by reference to Exhibit 4 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel’s common stock by, among other persons, The 1818 Fund III, L.P.

(K)	Incorporated by reference to Exhibit 5 to the Schedule 13D filed July 24, 2001 with respect to Z-Tel’s common stock by, among other persons, D. Gregory Smith.

(L)	Incorporated by reference to Exhibit 5 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel’s common stock by, among other persons, The 1818 Fund III, L.P.

(M)	Incorporated by reference to Exhibit 7 to the Schedule 13D filed July 24, 2001 with respect to Z-Tel’s common stock by, among other persons, D. Gregory Smith.

(N)	Incorporated by reference to Appendix B to the Registrant’s Preliminary Proxy Statement filed on April 14, 2000, with the following amendment effective May 31, 2001:

Section 2.1(a) of the Plan is hereby amended in its entirety to read as follows:

(a)	The shares of stock subject to Options, awards of Restricted Stock, Performance Awards, Dividend Equivalents, awards of Deferred Stock, Stock Payments or Stock Appreciation Rights shall be Common Stock, initially shares of the Company’s Common Stock, par value $0.01 per share. The aggregate number of such shares which may be issued upon exercise of such options or rights or upon any such awards under the Plan shall be Four Million Five Hundred Thousand (4,500,000) plus an annual increase to be added on the first day of the Company’s fiscal year beginning in 2001 equal to the lesser of (i) Three Million (3,000,000) shares of the Company’s Common Stock, (ii) 6% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board. The shares of Common Stock issuable upon exercise of such options or rights or upon any such awards may be either previously authorized but unissued shares or treasury shares.

(b)	Reports on Form 8-K. None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 15th day of May, 2002.

Z-TEL TECHNOLOGIES, INC. (Registrant)

By: /s/ Horace J. Davis III Senior Vice-President – Chief Financial Officer (Authorized officer of Registrant and principal financial officer)