Form 10-Q
period 2002-06-30
Z TEL TECHNOLOGIES INC
filed 2002-08-14
CIK 1096509

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE PERIOD ENDED JUNE 30, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM              TO


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


                  601 SOUTH HARBOUR ISLAND BOULEVARD, SUITE 220
                              TAMPA, FLORIDA 33602
                                 (813) 273-6261
                        (Address, including zip code, and
                    telephone number including area code, of
                    Registrant's principal executive offices)


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

                               Yes [X]      No [ ]

     The number of shares of the Registrant's Common Stock outstanding as of August 12, 2002 was approximately 35,191,734.

================================================================================

                                TABLE OF CONTENTS

PART I.         Financial Information

        Item 1. Financial Statements

                Consolidated Balance Sheets at June 30, 2002 and
                December 31, 2001...........................................   3

                Consolidated Statements of Operations for the three and six
                months ended June 30, 2002 and 2001.........................   4

                Consolidated Statement of Changes in Stockholders' Deficit
                for the six months ended June 30, 2002......................   5

                Consolidated Statements of Cash Flows for the six months
                ended June 30, 2002 and 2001................................   6

                Notes to Consolidated Financial Statements..................   7

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................  14

        Item 3. Quantitative and Qualitative Disclosures about Market Risk..  26

PART II.

        Item 1. Legal Proceedings...........................................  26

        Item 4. Submission of Matters to a Vote of Security Holders.........  27

        Item 6. Exhibits, and Reports on Form 8-K...........................  27

Signatures..................................................................  31

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           JUNE 30,   DECEMBER 31,
                                                                             2002         2001
                                                                         -----------  ------------
                                                                         (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                               $   9,113    $  18,892
  Accounts receivable, net of allowance for doubtful
    accounts of $22,982 and $17,064                                          29,000       27,042
  Prepaid expenses and other current assets                                   4,225        3,961
                                                                          ---------    ---------
      Total current assets                                                   42,338       49,895

Property and equipment, net                                                  56,325       56,231
Intangible assets, net                                                        5,031        5,945
Other assets                                                                  6,871        4,666
                                                                          ---------    ---------
      Total assets                                                        $ 110,565    $ 116,737
                                                                          =========    =========
LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
  STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities                                $  46,862    $  49,622
  Deferred revenue                                                            9,808        5,951
  Current portion of long-term debt
    and capital lease obligations                                             6,096        6,305
                                                                          ---------    ---------
      Total current liabilities                                              62,766       61,878

Deferred revenue                                                              3,389           --
Long-term debt and capital lease obligations                                  6,877        9,461
                                                                          ---------    ---------
      Total liabilities                                                      73,032       71,339
                                                                          ---------    ---------
Mandatorily redeemable convertible preferred stock, $.01 par value;
  50,000,000 shares authorized; 8,855,089 issued and outstanding
  (aggregate liquidation value of $140,143 and $135,298)                    120,379      112,570
                                                                          ---------    ---------
Stockholders' deficit:
  Common stock, $.01 par value; 150,000,000
    shares authorized; 35,533,284 and 34,341,855 shares issued;
    35,191,734 and 34,000,305 outstanding, respectively                         355          343

  Notes receivable from stockholders                                         (1,589)      (1,589)
  Unearned stock compensation                                                   (55)        (122)
  Additional paid-in capital                                                212,377      217,782
  Accumulated deficit                                                      (293,546)    (283,198)
  Treasury stock, 341,550 shares at cost                                       (388)        (388)
                                                                          ---------    ---------
      Total stockholders' deficit                                           (82,846)     (67,172)
                                                                          ---------    ---------
        Total liabilities, mandatorily redeemable convertible preferred
          stock and stockholders' deficit                                 $ 110,565    $ 116,737
                                                                          =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                     --------------------------    --------------------------
                                                         2002           2001           2002           2001
                                                     -----------    -----------    -----------    -----------
Revenues                                             $    62,224    $    73,142    $   119,493    $   148,186
                                                     -----------    -----------    -----------    -----------
Operating expenses:
   Network operations                                     17,090         41,718         44,333         85,020
   Sales and marketing                                     2,341          8,873          7,100         21,634
   General and administrative                             32,445         64,752         62,287         97,322
   Asset impairment charge                                 1,129         59,194          1,129         59,194
   Wholesale development costs                                --             --          1,018             --
   Restructuring charge                                    1,861             --          1,861             --
   Depreciation and amortization                           6,003          6,483         11,582         12,524
                                                     -----------    -----------    -----------    -----------
      Total operating expenses                            60,869        181,020        129,310        275,694
                                                     -----------    -----------    -----------    -----------
      Operating income (loss)                              1,355       (107,878)        (9,817)      (127,508)
                                                     -----------    -----------    -----------    -----------
Nonoperating income (loss):
   Interest and other income                                 307          1,352          1,484          4,270
   Interest and other expense                             (1,403)        (1,217)        (2,015)        (2,085)
                                                     -----------    -----------    -----------    -----------
      Total nonoperating income (loss)                    (1,096)           135           (531)         2,185
                                                     -----------    -----------    -----------    -----------
      Net income (loss)                                      259       (107,743)       (10,348)      (125,323)
      Less mandatorily redeemable convertible
         preferred stock dividends and accretion          (3,937)        (3,047)        (7,809)        (5,591)
      Less deemed dividend related to beneficial
         conversion feature                                  (46)            --            (92)            --
                                                     -----------    -----------    -----------    -----------
      Net loss attributable to common stockholders   $    (3,724)   $  (110,790)   $   (18,249)   $  (130,914)
                                                     ===========    ===========    ===========    ===========
Weighted average common shares outstanding            35,074,936     33,880,327     34,693,186     33,835,392
                                                     ===========    ===========    ===========    ===========
Basic and diluted net loss per share                 $     (0.11)   $     (3.27)   $     (0.53)   $     (3.87)
                                                     ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                             NOTES
                                      COMMON STOCK       RECEIVABLE     UNEARNED    ADDITIONAL                             TOTAL
                                 ---------------------      FROM         STOCK       PAID-IN    ACCUMULATED  TREASURY  STOCKHOLDERS'
                                   SHARES    PAR VALUE  STOCKHOLDERS  COMPENSATION   CAPITAL      DEFICIT      STOCK      DEFICIT
                                 ----------  ---------  ------------  ------------  ----------  -----------  --------  -------------
Balance, December 31, 2001       34,000,305  $     343    $ (1,589)     $   (122)    $ 217,782   $(283,198)  $  (388)   $  (67,172)

Issuance of common stock          1,000,000         10                                   2,320                               2,330

Issuance of common stock for
   exercise of warrants             171,429          2                                                                           2

Vesting of stock options
   granted below intrinsic
   value                                                                      67                                                67

Accelerated vesting of stock
   options and issuance of
   shares                            20,000         --                                      84                                  84

Mandatorily redeemable
   convertible preferred
   stock dividends and
   accretion                                                                            (7,809)                             (7,809)

Net loss                                                                                           (10,348)                (10,348)
                                 ----------  ---------    --------      --------     ---------   ---------   -------    ----------
Balance, June 30, 2002           35,191,734  $     355    $ (1,589)     $    (55)    $ 212,377   $(293,546)  $  (388)   $  (82,846)
                                 ==========  =========    ========      ========     =========   =========   =======    ==========

The accompanying notes are an integral part of these consolidated financial statements

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                        ----------------------
                                                                           2002         2001
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                $ (10,348)   $(125,323)
                                                                        ---------    ---------
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                           11,582       12,524
   Provision for bad debts                                                 11,479       42,934
   Asset Impairment Charge                                                  1,129       59,194
   Expense charged for granting of stock options                              151          116
   Change in operating assets and liabilities:
      Increase in accounts receivable                                     (13,437)      (9,582)
      Increase in prepaid expenses and other current assets                  (138)      (4,109)
      Increase (decrease) in accounts payable and accrued liabilities      (2,760)       1,519
      Increase in deferred revenue                                          7,246           66
      Other                                                                  (122)         (52)
                                                                        ---------    ---------
         Total adjustments                                                 15,130      102,610
                                                                        ---------    ---------
         Net cash provided by (used in) operating activities                4,782      (22,713)
                                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from note receivable                                               --            7
   Issuance of note receivable                                                 --         (100)
   Purchases of property and equipment                                    (11,769)      (9,261)
                                                                        ---------    ---------
      Net cash used in investing activities                               (11,769)      (9,354)
                                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                                     --          184
   Proceeds from exercise of common stock warrants                              1           --
   Payments on long-term debt and capital lease obligations                (2,793)      (5,057)
                                                                        ---------    ---------
      Net cash used in financing activities                                (2,792)      (4,873)
                                                                        ---------    ---------
Net decrease in cash and cash equivalents                                  (9,779)     (36,940)
Cash and cash equivalents, beginning of period                             18,892       46,650
                                                                        ---------    ---------
Cash and cash equivalents, end of period                                $   9,113    $   9,710
                                                                        =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       (ALL TABLES ARE IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


1.   NATURE OF BUSINESS

DESCRIPTION OF BUSINESS

     Z-Tel Technologies, Inc. ("we" or "us") provides advanced, integrated telecommunications services targeted to residences and small businesses. We provide our services at the retail and wholesale levels. At the retail level, we offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet and certain personal digital assistants. We offer Z-LineHOME(TM) and Z-LineBUSINESS(TM) service in thirty-eight states. We also provide long-distance telecommunications services to customers nationally.

     We introduced our wholesale services during the first quarter of 2002. This service provides other companies with the opportunity to provide local, long-distance and enhanced telephone service to residential and small business customers by utilizing our telephone exchange services, infrastructure and back-office operations.


2.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. The interim unaudited financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2001, included in our Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.


RECLASSIFICATION

     Certain amounts in consolidated statements of operations for the three and six months ended June 30, 2001 have been reclassified to conform to presentation for periods ended June 30, 2002.


SEGMENT REPORTING

     Statement of Financial Accounting Standards No. ("SFAS") 131, Disclosures about Segments of an Enterprise and Related Information, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS 131 is based upon the "management approach," or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance. We adopted segment reporting during the second quarter of 2002 as a result of our wholesale services contract with MCI WorldCom Communications, Inc. ("MCI") and the decision by our management to analyze our wholesale services and consumer services separately. In determining reportable segments, we considered our operating and management structure and the types of information subject to regular review by our executive management team. Information subject to regular review by our management team is aggregated into two reporting segments: consumer and wholesale services. These segments are evaluated based on revenue from customers and operating profit contribution to the total corporation. For the purpose of making operating decisions, we primarily consider financial information presented on a consolidated basis accompanied by disaggregated information about revenues and direct expenses. There is no allocation of overhead or

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED) (ALL TABLES ARE IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


expenses other than the direct identifiable expenses associated within each segment. Any costs not specifically identified are reported in our consumer services segment.


     Our consumer services segment includes the revenue from our Z-LineHOME, Z-LineBUSINESS and Touch 1 long-distance offerings while our wholesale services segment currently is the revenue and identifiable direct costs from providing companies, primarily MCI, with the ability to offer telephone exchange and enhanced services to residential and small business customers.


3.   ACCOUNTS RECEIVABLE AGREEMENT

     In July 2000, we entered into an accounts receivable agreement with RFC Capital Corporation, a division of Textron, Inc. ("RFC"), providing for the sale of certain of our accounts receivable to RFC. RFC has agreed to purchase up to $25.0 million of our accounts receivable. This agreement was extended under substantially similar terms in July 2002. The current agreement expires in July 2004. The purchase of the receivables is at the option of RFC and they utilize selection criteria to determine which receivables will be purchased. During the first six months of 2002, we sold receivables to RFC at a 32% and 23% discount; this rate is negotiable and may change according to collection experience. The collection percentage for receivables sold to RFC has been 90% since the inception of the agreement. We received an additional payment from RFC for servicing the assets in an amount equal to every dollar collected over the advance rate, less certain fees. The accounts receivable agreement does not have a minimum receivable sales requirement.

     We have sold approximately $74.5 and $80.1 million of receivables to RFC, for net proceeds of approximately $58.1 and $57.7 million, during the six months ended June 30, 2002 and 2001, respectively. A net receivable servicing asset of approximately $12.0 million is included in the accounts receivable balance at June 30, 2002. We recorded costs related to the agreement of approximately $0.4 and $0.7 million for the three and six months ended June 30, 2002, respectively. Included in accounts payable and accrued liabilities are advances for unbilled receivables in the amount of $4.8 million at June 30, 2002. We are responsible for the continued servicing of the receivables sold.


4.   WHOLESALE SERVICES

     On March 20, 2002, we entered into a 48-month agreement with MCI for wholesale telephone exchange services, ancillary services and a limited-term technology license. The agreement is cancelable by either party after eighteen months.

     Under the terms of the agreement, MCI will pay us a maximum of $50 million related to the use of our network in the form of a technology license fee, should the agreement not be terminated early. Cash flows related to the license will be paid based on the number of MCI customers on our network, as defined in the contract, and are subject to monthly minimum amounts. In addition, MCI will pay for services provided through usage-based fees according to certain per line and per minute calculations defined in the agreement and MCI will also pay fees to us for providing telephone exchange services, payroll costs and certain vendor fees. We are the primary obligor for all costs incurred under this agreement.

     We are recognizing the $50 million license fee, and amounts received in advance of the contract, on a straight-line basis over the four-year contract period beginning in April 2002. In connection with the agreement, we issued MCI one million shares of our common stock at a price of $2.33, the market price of our stock at the date of the agreement. As a result of this transaction an asset totaling $2.3 million is being amortized on a straight-line basis as a reduction to revenue over the 48-month term of the agreement with the remaining balance recorded in other non-current assets. Monthly usage-based charges and cost reimbursements will be recognized when earned.

                   Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED)
       (ALL TABLES ARE IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

     As of June 30, 2002, we have recorded approximately $6.9 in revenue under the contract with MCI. Included in our consolidated balance sheet as of June 30, 2002, is approximately $3.4 and $3.8 of long-term and short-term deferred revenue, respectively. These amounts represent advance billings under the contract. We expensed the costs related to our wholesale business as incurred, with the exception of certain internal-use software development costs that qualified for capitalization. We incurred approximately $1.0 million of start-up costs for our wholesale services, which are shown as wholesale development costs in the Statement of Operations, and capitalized approximately $2.0 million in software development costs relating directly to our wholesale services efforts.


5.   RESTRUCTURING CHARGES

     In April of 2002, we approved and implemented a restructuring to enhance our future cash flows and operating earnings. The restructuring included a reduction of force coupled with the closure of our North Dakota call centers and our New York sales office. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," the restructuring costs were recognized as liabilities at the time management committed us to the plan. Management determined that these costs provided no future economic benefit to us.

     The restructuring charge includes termination benefits and lease abandonment costs. All termination benefits were paid, with the exception of one employee, as of June 30, 2002. In addition, we agreed to a settlement to exit the two leases for our call centers in North Dakota as of July 1, 2002. We have recorded a lease abandonment charge representing the future lease payments for our New York office as a liability and will make payments through August 2005.

     The following table shows the restructuring charges and related accruals recognized under the plan and the effect on our consolidated financial position:

                                 EMPLOYEE       LEASE       LEASE
                               TERMINATION   SETTLEMENT   ABANDONMENT
                                 BENEFITS       COSTS       COSTS        TOTAL
                               -----------   ----------   -----------   -------
Balance at January 1, 2002       $    --      $    --       $    --     $    --
Plan Charges                         913          325           623       1,861
Cash paid                           (898)          --            --        (898)
                                 -------      -------       -------     -------
Balance at June 30, 2002         $    15      $   325       $   623     $   963
                                 =======      =======       =======     =======


6.   ASSET IMPAIRMENT

     In accordance with SFAS No 144, "Accounting for the Impairment and Disposal of Long-Lived Assets," management assesses on an ongoing basis if there has been impairment in the carrying value of our long-lived assets. As a result of management's decision in the second quarter to enhance future cash flow and operating earnings, we decided to close the remaining call centers in North Dakota acquired in our acquisition of Touch 1 Communications, Inc. ("Touch 1"). In April of 2002, we announced a restructuring plan that included a reduction in force and the closure of the North Dakota call centers resulting in approximately $1.1 million in property, plant, and equipment being sold in conjunction with the settlement of the leases in these locations.

7.       COMMITMENTS AND CONTINGENCIES

     We have disputed billings and access charges to and from certain inter-exchange carriers (IXCs) and incumbent local exchange carriers (ILECs). We contend that the invoicing and billings of access charges are not in accordance with the interconnection, service level, or tariff agreements entered between us and certain

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED) (ALL TABLES ARE IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


IXCs and ILECs. We have not paid a portion of these disputed amounts and management believes that we will prevail in these disputes. At June 30, 2002, the disputed amounts not recorded in the financial statements were approximately $6.3 million.

     For MCI customers provisioned using our company code we are the customer of record for the regional bell operating companies wholesale billing. It is very likely that the state commissions would require us to continue providing services to MCI's customers for at least the 90 day period contained in the guidelines described below, regardless of whether MCI continues its relationship with these customers.

     Under the New York Public Service Commission's ("Commission") mass migration guidelines, when a local exchange carrier discontinues service its customers must have the ability to migrate to another carrier without interruption of service. Carriers are required to file an exit plan with the Commission at least 90 days in advance of discontinuance of service, or must demonstrate that 90 days' notice was not feasible. Customers must be notified not less than 60 days prior to discontinuance of service, and a second notice must be provided if the customer has not taken action to change to a new provider. Other states in which we and MCI operate are developing similar rules for carriers exiting markets, generally using the Commission's guidelines as a framework.


8.   COMPUTATION OF NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Incremental shares of common stock equivalents are not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.

     Net loss per share is calculated as follows:

                                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                               JUNE 30,                      JUNE 30,
                                                                      --------------------------    --------------------------
                                                                          2002           2001           2002           2001
                                                                      -----------    -----------    -----------    -----------
BASIC AND DILUTED NET LOSS PER SHARE:
   Net income (loss)                                                  $       259    $  (107,743)   $   (10,348)   $  (125,323)
   Less mandatorily redeemable convertible preferred
      stock dividends and accretion                                        (3,937)        (3,047)        (7,809)        (5,591)
   Less deemed dividend related to beneficial conversion feature              (46)            --            (92)            --
                                                                      -----------    -----------    -----------    -----------
      Net loss attributable to common stockholders                    $    (3,724)   $  (110,790)   $   (18,249)   $  (130,914)
                                                                      ===========    ===========    ===========    ===========
Weighted average common shares outstanding                             35,074,936     33,880,327     34,693,186     33,835,392
                                                                      ===========    ===========    ===========    ===========
Basic and diluted net loss per share                                  $     (0.11)   $     (3.27)   $     (0.53)   $     (3.87)
                                                                      ===========    ===========    ===========    ===========


     The following table outlines the shares of common stock equivalents that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted net loss per share:

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED) (ALL TABLES ARE IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                         -----------------------
                                                            2002          2001
                                                         ----------    ---------
Unexercised stock options                                10,470,921    7,805,470
Unexercised warrants                                      8,328,907    5,274,023
Mandatorily redeemable convertible preferred
   stock convertible into common shares                  27,263,558    3,521,999
                                                         ----------    ---------
      Total potentially dilutive shares of common
         stock equivalents                               46,063,386   16,601,492
                                                         ==========   ==========


9.   LEGAL AND REGULATORY PROCEEDINGS

     During June and July 2001, three separate class action lawsuits were filed against us, certain of our current and former directors and officers (the "D&Os") and firms engaged in the underwriting (the "Underwriters") of our initial public offering of stock (the "IPO"). The lawsuits, along with approximately 310 other similar lawsuits filed against other issuers arising out of initial public offering allocations, have been assigned to a Judge in the United States District Court for the Southern District of New York for pretrial coordination. The lawsuits against us have been consolidated into a single action. A consolidated amended complaint was filed on April 20, 2002. A Second Corrected Amended Complaint (the "Amended Complaint"), which is the operative complaint, was filed on July 12, 2002.

     The Amended Complaint is based on the allegations that our registration statement on Form S-1, filed with the Securities and Exchange Commission ("SEC") in connection with the IPO, contained untrue statements of material fact and omitted to state facts necessary to make the statements made not misleading by failing to disclose that the underwriters had received additional, excessive and undisclosed commissions from, and had entered into unlawful tie-in and other arrangements with, certain customers to whom they allocated shares in the IPO. The plaintiffs in the Amended Complaint assert claims against us and the D&Os pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs in the Amended Complaint assert claims against the D&Os pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs seek an undisclosed amount of damages, as well as pre-judgment and post-judgment interest, costs and expenses, including attorneys' fees, experts' fees and other costs and disbursements. On July 15, 2002, we and the individual defendants moved to dismiss all claims. The Court has not ruled on this motion. Discovery is stayed pending the outcome of the motion to dismiss. We intend to vigorously defend against this lawsuit. Furthermore, we believe we are entitled to indemnification from our Underwriters.

     Our common stock is currently traded on the Nasdaq National Market. For continued listing on the National Market, Nasdaq requires, among other things, that listed securities maintain a minimum bid price of not less than $3.00 per share. By letter dated February 14, 2002, Nasdaq advised us that we are not in compliance with the National Market's continuing listing standards because our stock price had closed below $3 per share for 30 consecutive trading days. The letter gave us 90 days, or until May 15, 2002, to regain compliance or our securities would be delisted from the Nasdaq National Market. By letter dated May 23, 2002, Nasdaq informed us that we had not regained compliance and that our securities would be delisted from the Nasdaq National Market at the opening of business May 31, 2002. On May 29, 2002, we filed an application with Nasdaq to transfer our securities to the Nasdaq SmallCap Market. That filing stayed the delisting process pending the approval or disapproval of the application. Nasdaq allows National Market issuers to downlist from the National Market to the SmallCap Market provided they meet the SmallCap Market's continuing listing standards, which include a minimum bid price of not

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED) (ALL TABLES ARE IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


less than $1.00 per share and a market value of listed securities of at least $35 million. By letter dated June 28, 2002, Nasdaq disapproved our application for transfer to the SmallCap Market based upon our failure to meet the $35 million market capitalization of listed securities requirement. We promptly requested a hearing before the Nasdaq Hearing Panel. Since that time the market value of our listed securities has reached and exceeded $35 million so that we meet the Nasdaq SmallCap Market's continuing listing standards. At the hearing held August 8, 2002 we requested a delay in delisting to reassess our compliance with the SmallCap listing requirements. A decision from the Nasdaq Hearing Panel is pending. If not listed on the Nasdaq SmallCap Market, our common stock may be eligible for trading on the OTC Bulletin Board or other over-the-counter markets, although there can be no assurance that our common stock will be eligible for trading on any alternative exchanges or markets. Among other consequences, moving from the Nasdaq National Market to the Nasdaq SmallCap Market, or trading on the OTC Bulletin Board, may cause reduced liquidity in the trading market for our common stock and difficulty for us in obtaining future financing.

     On February 27, 2002, the New York Public Service Commission (the "Commission") approved a settlement, which reduced the prices that we and other competitive local exchange carriers pay for unbundled network elements and expanded the availability of those elements. Specifically, rates for the elements comprising the unbundled network element platform were reduced by approximately $8 to $9 per month per subscriber, on average. These rate decreases took effect on March 1, 2002. In addition, the Commission directed Verizon to provide bill credits to us in the amount of approximately $9.0 million to implement retroactive rate decreases for unbundled local switching. We have recorded the full impact of this credit as a reduction to our network operations expense. We have received fifty percent of this credit as of June 30, 2002, and the remaining 50% will be spread over a six-month period that began in July 2002.

     In the ordinary course of business, we are involved in legal proceedings that are generally incidental to our operations. In addition, from time to time, we are the subject of customer complaints filed with the state utility commissions of the states in which it operates or the Federal Communications Commission. Most complaints are handled informally and at this time there are no formal proceedings pending. While there can be no assurance of the ultimate disposition of incidental legal proceedings or customer complaints, we do not believe their disposition will have a material adverse effect on our consolidated results of operations or financial position.


10.  SEGMENT REPORTING

     We have two reportable operating segments: Consumer Services and Wholesale Services.

     The consumer services segment includes our Z-LineHOME and Z-LineBUSINESS services that offer bundled local and long-distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet and certain personal digital assistants. We offer this service in 38 states to residential customers. We actively market Z-LineHOME in ten states and Z-LineBUSINESS in six states. This segment also includes our Touch 1 residential long-distance offering that is available nation-wide.

     The wholesale services segment allows companies to offer telephone exchange and enhanced services to residential and small business customers.
This service is currently available in 38 states and MCI is our primary customer for this offering.

     This is the first period that we have reported more than one reportable segment.

                    Z-TELTECHNOLOGIES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED) (ALL TABLES ARE IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


     The following summarizes the financial information concerning our reportable segments for the six months ended June 30, 2002:

                                               NET      DEPRECIATION
                                              INCOME        AND           CAPITAL     IDENTIFIABLE
                                 REVENUES     (LOSS)    AMORTIZATION   EXPENDITURES      ASSETS
                                ---------   ---------   ------------   ------------   ------------
Segments:
   Consumer Services             113,271     (16,086)       11,245          3,950        100,076
   Wholesale Services              6,879         925           337          7,819         10,489
                                 -------     -------       -------        -------        -------
Total Segment                    120,150     (15,161)       11,582         11,769        110,565
                                 =======     =======        ======         ======        =======

Reconciling Items:
Non-recurring items:
   Asset impairment charge                    (1,129)
   Restructuring charge                       (1,861)
   Retroactive reduction to
      New York access rates                    8,981
   WorldCom Bankruptcy              (657)       (647)
                                 -------     -------
   Total non-recurring items:       (657)      5,344
                                 -------     -------
Corporate items
   (Not assigned to a segment):
    Nonoperating income
       (expense)                                (531)
    Mandatorily redeemable
       convertible preferred
       stock dividends and
       accretion                              (7,809)
    Deemed dividend related
       to beneficial conversion
       feature                                   (92)
                                 -------     -------
   Total corporate items:             --      (8,432)
                                 -------     -------
Total Consolidated               119,493     (18,249)
                                 =======     =======


11.  SUBSEQUENT EVENTS

     In July 2002, we extended our agreement with RFC under substantially similar terms for an additional two years.

     In July 2002, we renegotiated an agreement with a service firm that provides us with new customer provisioning services through electronic bonding with the incumbent local exchange carriers. "Provisioning" is the process whereby we are established as the customer's primary local and long distance telephone provider. Under this agreement, we have committed to minimum cash payments, subject to certain adjustments, of approximately $7.0, $14.5, and $15.7 million for the remainder of 2002 and the years ending December 31, 2003 and 2004, respectively. We make payments monthly according to the contract. This contract provides, under certain circumstances, for early termination and severance fees for such action.

     On July 21, 2002, WorldCom, Inc. ("WorldCom") and certain of its subsidiary corporations, including MCI, filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code. Under the Bankruptcy Code a vendor that provides post-petition goods or services to a debtor on a continuous basis is entitled to payment for those goods and services on a timely basis if the debtor wants the vendor to continue supplying the goods or services. Neither the Bankruptcy Code nor the applicable case law requires vendors to provide post-petition goods and services to a debtor without payment. The Bankruptcy Code also entitles a debtor to reject "executory" contracts, that is contracts where some future act remains to be done, as in the case of our contract with MCI. A party to a rejected contract may be entitled to damages from the debtor for breach of contract. However, such a claim would likely be an unsecured claim. WorldCom's bankruptcy case is in its early stages. At this time we have

                   Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--(CONTINUED) (ALL TABLES ARE IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)


no assurance that MCI has the resources to pay its vendors on a timely basis. Nor do we have any indication that MCI intends to reject our contract.

     In August 2002, we made loans to two employees in the approximate amounts of $0.1 and $0.9 million. These loans were to cover margin balances and prevent the liquidation of the employees' holdings of our common stock. The loans are currently demand loans bearing interest at an annual rate equal to the prime rate plus 2%. We anticipate establishing terms whereby the employees will begin repayment of the principal balances.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with the condensed consolidated financial statements and related notes and other sections of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of certain factors. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, rapid expansion, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, dependence on key personnel, dependence on key wholesale services customers, uncertainty of government regulation, legal and regulatory uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement. In addition to these factors, other factors that could affect our financial results are described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2002.


OVERVIEW

     We provide advanced, integrated telecommunications services targeted to residential and small business subscribers. We offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone or the Internet. The nature of our business is evolving, and we have a limited operating history.

     We began providing our wholesale services during the first quarter of 2002. This service provides other companies with the opportunity to provide local, long-distance and enhanced telephone services to residential and small business customers by utilizing our telephone exchange services, infrastructure and back-office operations.


CONSOLIDATED RESULTS OF OPERATIONS

     The following is a discussion of significant changes in our results of operations, which occurred in the three and six months ended June 30, 2002 compared to the same periods in the prior year. The following tables summarize the approximate changes in selected operating items and include dollar changes, percentage changes and percent of revenues to facilitate our discussions that follow.

                                                           FOR THE THREE
                                                           MONTHS ENDED          AMOUNT        PERCENTAGE         PERCENTAGE
                                                             JUNE 30,            CHANGE          CHANGE           OF REVENUE
                                                        -------------------     FAVORABLE      FAVORABLE      -------------------
                                                          2002       2001     (UNFAVORABLE)   (UNFAVORABLE)     2002       2001
                                                        --------   --------   -------------   -------------   --------   --------
Revenues                                                $   62.2   $   73.1     $  (10.9)       (14.9)%         100.0%      100.0%
                                                        --------   --------     --------       --------       --------    --------
Operating expenses:
   Network operations                                       17.1       41.7         24.6          59.0%          27.5%       57.0%
   Sales and marketing                                       2.3        8.9          6.6          74.2%           3.7%       12.2%
   General and administrative                               32.4       64.8         32.4          50.0%          52.1%       88.6%
   Asset impairment charge                                   1.1       59.2         58.1          98.1%           1.8%       81.0%
   Restructuring charge                                      1.9       --           (1.9)      (100.0)%           3.1%         --%
   Depreciation and amortization                             6.0        6.5          0.5           7.7%           9.6%        8.9%
                                                        --------   --------     --------       --------       --------    --------
      Total operating expenses                              60.8      181.1        120.3          66.4%          97.7%      247.7%
                                                        --------   --------     --------       --------       --------    --------
      Operating income (loss)                                1.4     (108.0)       109.4         101.3%           2.3%    (147.7)%
                                                        --------   --------     --------       --------       --------    --------
Nonoperating income (loss):
   Interest and other income                                 0.3        1.4         (1.1)       (78.6)%           0.5%        1.9%
   Interest and other expense                               (1.4)      (1.2)        (0.2)       (16.7)%         (2.3)%      (1.6)%
                                                        --------   --------     --------       --------       --------    --------
      Total nonoperating income (loss)                      (1.1)       0.2         (1.3)      (650.0)%         (1.8)%        0.3%
                                                        --------   --------     --------       --------       --------    --------
      Net income (loss)                                      0.3     (107.8)       108.1         100.3%           0.5%    (147.5)%
      Less mandatorily redeemable convertible
          preferred stock dividends and accretion           (3.9)      (3.0)        (0.9)       (30.0)%         (6.3)%      (4.1)%
      Less deemed dividend related to beneficial
          conversion feature                                (0.1)      --           (0.1)      (100.0)%         (0.2)%         --%
                                                        --------   --------     --------       --------       --------    --------
      Net loss attributable to common stockholders      $   (3.7)  $ (110.8)    $  107.1          96.7%         (5.9)%    (151.6)%
                                                        ========   ========     ========       ========       ========    ========
EBITDA                                                  $    7.4   $ (101.5)    $  108.9         107.3%          11.9%    (138.9)%
                                                        ========   ========     ========       ========       ========    ========

                                                            FOR THE SIX
                                                           MONTHS ENDED          AMOUNT        PERCENTAGE         PERCENTAGE
                                                             JUNE 30,            CHANGE          CHANGE           OF REVENUE
                                                        -------------------     FAVORABLE      FAVORABLE      -------------------
                                                          2002       2001     (UNFAVORABLE)   (UNFAVORABLE)     2002       2001
                                                        --------   --------   -------------   -------------   --------   --------
Revenues                                                $  119.5   $  148.2     $  (28.7)       (19.4)%         100.0%      100.0%
                                                        --------   --------     --------       --------       --------    --------
Operating expenses:
   Network operations                                       44.3       85.0         40.7          47.9%          37.1%       57.4%
   Sales and marketing                                       7.1       21.6         14.5          67.1%           5.9%       14.6%
   General and administrative                               62.3       97.4         35.1          36.0%          52.1%       65.7%
   Asset impairment charge                                   1.1       59.2         58.1          98.1%           0.9%       39.9%
   Wholesale development costs                               1.0         --         (1.0)       (100.0)%          0.8%         --%
   Restructuring charge                                      1.9         --         (1.9)       (100.0)%          1.6%         --%
   Depreciation and amortization                            11.6       12.5          0.9           7.2%           9.7%        8.4%
                                                        --------   --------     --------       --------       --------    --------
      Total operating expenses                             129.3      275.7        146.4          53.1%         108.2%      186.0%
                                                        --------   --------     --------       --------       --------    --------
      Operating loss                                        (9.8)    (127.5)       117.7         (92.3)%         (8.2)%     (86.0)%
                                                        --------   --------     --------       --------       --------    --------
Nonoperating income (loss):
   Interest and other income                                 1.5        4.3         (2.8)        (65.1)%          1.3%        2.9%
   Interest and other expense                               (2.0)      (2.1)         0.1           4.8%          (1.7)%      (1.4)%
                                                        --------   --------     --------       --------       --------    --------
      Total nonoperating income (loss)                      (0.5)       2.2         (2.7)       (122.7)%         (0.4)%       1.5%
                                                        --------   --------     --------       --------       --------    --------
      Net loss                                             (10.3)    (125.3)       115.0          91.8%          (8.6)%     (84.5)%
      Less mandatorily redeemable convertible
         preferred stock dividends and accretion            (7.8)      (5.6)        (2.2)        (39.3)%         (6.5)%      (3.8)%
      Less deemed dividend related to beneficial
         conversion feature                                 (0.1)        --         (0.1)        100.0%          (0.1)%        --%
                                                        --------   --------     --------       --------       --------    --------
      Net loss attributable to common stockholders      $  (18.2)  $ (130.9)    $  112.7          86.1%         (15.2)%     (88.3)%
                                                        ========   ========     ========       ========       ========    ========
EBITDA                                                  $    1.8   $ (115.0)    $  116.8         101.6%           1.5%      (77.6)%
                                                        ========   ========     ========       ========       ========    ========


     During 2001 and 2002, several events occurred which significantly affected the comparability of our operating results. Those events include the following:

                                    THREE MONTHS ENDED JUNE 30, 2002                SIX MONTHS ENDED JUNE 30, 2002
                              ---------------------------------------------   ---------------------------------------------
                                             NET LOSS                                        NET LOSS
                                           ATTRIBUTABLE                                    ATTRIBUTABLE
                              NET INCOME     TO COMMON                        NET INCOME     TO COMMON
                                (LOSS)     STOCKHOLDERS   EBITDA      EPS       (LOSS)     STOCKHOLDERS   EBITDA     EPS
                              ----------   ------------   -------   -------   ----------   ------------   -------   -------
Reported amounts               $   0.3       $  (3.7)     $   7.4   $ (0.11)   $ (10.3)      $ (18.2)     $   1.8   $ (0.53)

Non-recurring items:
   Retroactive reduction to
      network access rates        (9.0)         (9.0)        (9.0)    (0.25)      (9.0)         (9.0)        (9.0)    (0.25)
   Restructuring charge            1.9           1.9          1.9      0.05        1.9           1.9          1.9      0.05
   Asset impairment                1.1           1.1          1.1      0.03        1.1           1.1          1.1      0.03
   WorldCom bankruptcy             1.3           1.3          1.3      0.04        1.3           1.3          1.3      0.04
   Wholesale development
      costs                         --            --           --       --         1.0           1.0          1.0      0.03
                               -------       -------      -------   -------    -------       -------      -------   -------
Total impact of non-
   recurring items                (4.7)         (4.7)        (4.7)    (0.13)      (3.7)         (3.7)        (3.7)    (0.10)
                               -------       -------      -------   -------    -------       -------      -------   -------
Normalized amounts             $  (4.4)      $  (8.4)     $   2.7   $ (0.24)   $ (14.0)      $ (21.9)     $  (1.9) $  (0.63)
                               =======       =======      =======   =======    =======       =======      =======   =======

                                    THREE MONTHS ENDED JUNE 30, 2001                SIX MONTHS ENDED JUNE 30, 2001
                              ---------------------------------------------   ---------------------------------------------
                                             NET LOSS                                        NET LOSS
                                           ATTRIBUTABLE                                    ATTRIBUTABLE
                              NET INCOME     TO COMMON                        NET INCOME     TO COMMON
                                (LOSS)     STOCKHOLDERS   EBITDA      EPS       (LOSS)     STOCKHOLDERS   EBITDA     EPS
                              ----------   ------------   -------   -------   ----------   ------------   -------   -------
Reported amounts               $(107.8)      $(110.8)     $(101.5)  $ (3.27)   $(125.3)      $(130.9)     $(115.0)  $ (3.87)

Non-recurring items:
   Retroactive reduction to
      network access rates          --            --           --        --         --            --           --        --
   Restructuring charge             --            --           --        --         --            --           --        --
   Asset impairment               59.2          59.2         59.2      1.75       59.2          59.2         59.2      1.75
   WorldCom bankruptcy              --            --           --        --         --            --           --        --
   Wholesale development
      costs                         --            --           --        --         --            --           --        --
   Write-down of accounts
      receivable                  29.9          29.9         29.9      0.89       29.9          29.9         29.9      0.88
                               -------       -------      -------   -------    -------       -------      -------   -------
Total impact of non-
   recurring items                89.1          89.1         89.1      2.64       89.1          89.1         89.1      2.63
                               -------       -------      -------   -------    -------       -------      -------   -------
Normalized amounts             $ (18.7)      $ (21.7)     $ (12.4)  $ (0.63)   $ (36.2)      $ (41.8)     $ (25.9)  $ (1.24)
                               =======       =======      =======   =======    =======       =======      =======   =======

                                             NET LOSS                                        NET LOSS
                                           ATTRIBUTABLE                                    ATTRIBUTABLE
                              NET INCOME     TO COMMON                        NET INCOME     TO COMMON
                                (LOSS)     STOCKHOLDERS   EBITDA      EPS       (LOSS)     STOCKHOLDERS   EBITDA     EPS
                              ----------   ------------   -------   -------   ----------   ------------   -------   -------
Change in normalized amounts
   (2002 vs. 2001)             $  14.3       $  13.3      $  15.1   $  0.39    $  22.2       $  19.9      $  24.0   $  0.61
                               =======       =======      =======   =======    =======       =======      =======   =======
% change of normalzied
   amounts                         76%           61%         122%       62%        61%           48%          93%       49%
                               =======       =======      =======   =======    =======       =======      =======   =======

     Retroactive reduction to network access rates - Represents a one-time retroactive reduction of rates we pay for unbundled network elements ("UNEs") in the state of New York.

     Restructuring charge - Represents restructuring related costs for actions taken to reduce operating costs. These costs include severance related costs and lease termination costs associated with the reduction in force and closing of our call centers.

     Asset impairment - The 2002 costs represent the impairment of assets sold in conjunction with the closing of our call centers, which is related to the restructuring plan noted above. The 2001 amounts include the impairment of goodwill and other minor assets associated with our April 2000 purchase of Touch 1 Communications, Inc.

     WorldCom bankruptcy - We recorded additional allowance amounts and ceased recording revenue related to carrier access billings to WorldCom. These charges relate solely to our exposure in the consumer services segment, not our wholesale agreement with MCI.

     Wholesale development costs - During the first quarter of 2002, we incurred certain costs related to initiating our wholesale services offerings.

     Write-down of accounts receivable - In 2001, we recorded a charge to write-down accounts receivable associated with approximately 90,000 of our subscribers.


OPERATING RESULTS

     Revenues. Revenues decreased by $10.9 million to $62.2 million for the quarter ended June 30, 2002, compared to $73.1 million for the same period in the prior year. The decrease is attributable to a decrease in customers in the consumer services segment, offset by revenue generated by the new wholesale services segment.

     Revenues decreased by $28.7 million to $119.5 million for the six months ended June 30, 2002, compared to $148.2 million for the same period in the prior year. The decrease is attributable to a decrease in customers in the consumer services segment, offset by revenue generated by the new wholesale services segment.

     Network Operations. Network operations expense decreased by $24.6 million to $17.1 million for the quarter ended June 30, 2002, compared to $41.7 million for the same period in the prior year. Included in this decrease is a retroactive rate reduction for UNEs in New York related to our consumer services segment.

     Network operations expense decreased by $40.7 million to $44.3 million for the six months ended June 30, 2002, compared to $85.0 million for the same period in the prior year. Included in this decrease is the non-recurring retroactive rate reduction for UNEs related to our consumer services segment.

     Sales and Marketing. Sales and marketing expense decreased $6.6 million to $2.3 million for the quarter ended June 30, 2002, compared to $8.9 million for the same period in the prior year.

     Sales and marketing expense decreased $14.5 million to $7.1 million for the six months ended June 30, 2002, compared to $21.6 million for the same period in the prior year.

     Our continued focus on conserving cash and improving the quality of our subscribers resulted in reduced sales and marketing expense. The restructuring of our consumer services segment in April 2002 also reduced sales and marketing expense. We also decreased spending on radio, billboard, and television advertising during 2002.

     Although the closure of our North Dakota call centers in April 2002 will reduce our sales and marketing expense for the remainder of 2002, we are likely to reinvest this savings into our Z-LineHOME, Z-LineBUSINESS and wholesale services offerings. We will invest in television, print, and radio advertising during the second half of 2002 in an attempt to moderately increase our Z-LineHOME subscriber base. We have hired sales representatives in six major cities to market our Z-LineBUSINESS services. We have established a business development group to market all of our service offerings to potential affiliate marketing groups and build our wholesale services business. Sales and marketing expense should be slightly higher during the second half of 2002 compared to the first half of the year.

     General and Administrative. General and administrative expense decreased $32.4 million to $32.4 million for the quarter ended June 30, 2002, compared to $64.8 million for the same period in the prior year. Excluding a non-recurring write-off of $29.9 million of accounts receivable in the consumer services segment during the second quarter of 2001, general and administrative expense decreased $2.5 million to $32.4 million for the quarter ended June 30, 2002, compared to $34.9 million for the same period in the prior year.

     General and administrative expense decreased $35.1 million to $62.3 million for the six months ended June 30, 2002, compared to $97.4 million for the same period in the prior year. Excluding the non-recurring accounts receivable write-off, general and administrative expense decreased $5.2 million for the six months ended June 30, 2002 compared to $67.5 million for the same period in the prior year.

     The decrease in general and administrative expense for the three and six months is split equally between the reduction in headcount and cost control measures we have implemented and the decreased incremental cost of maintaining our reduced consumer services customer base in 2002. Although general and administrative costs decreased in total dollars, as a percentage of total revenue general and administrative expense was 52.1% for the three and six months ended June 30, 2002, compared to 47.7% and 45.5% for the same period in the prior year, excluding the non-recurring $29.9 million accounts receivable write-off in 2001. We anticipate that the growth of our wholesale services and the focus on improved subscriber economics for our residential and small business services, combined with an increased utilization of fixed costs within our business will drive down general and administrative expenses as a percentage of revenues during the remainder of 2002.

     Asset impairment charge. Asset impairment charges decreased $58.1 million to $1.1 million for the quarter and six months ended June 30, 2002, compared to $59.2 million for the same periods in the prior year. The charges in the current year are due to the closure of consumer services call centers.

     Wholesale development costs. Wholesale development costs increased $1.0 million to $1.0 million for the six months ended June 30, 2002, compared to $0.0 million for the same period in the prior year. We incurred these costs, related to the initiation of our wholesale services offerings, during the first quarter of 2002.

     Restructuring charge. Restructuring charges related to the consumer services segment increased $1.9 million to $1.9 million for the six months ended June 30, 2002, compared to $0.0 million for the same period in the prior year.

     Depreciation and Amortization. Depreciation and amortization expense decreased $0.5 million to $6.0 million for the quarter ended June 30, 2002, compared to $6.5 million for the same period in the prior year.

     Depreciation and amortization expense decreased $0.9 million to $11.6 million for the six months ended June 30, 2002, compared to $12.5 million for the same period in the prior year.

     The decrease in depreciation and amortization is primarily a result of the write-off of $59.2 million of goodwill in the second quarter of 2001 in the consumer services segment.

     Interest and Other Income. Interest and other income decreased $1.1 million to $0.3 million for the quarter ended June 30, 2002, compared to $1.4 million for the same period in the prior year.

     Interest and other income decreased $2.8 million to $1.5 million for the six months ended June 30, 2002, compared to $4.3 million for the same period in the prior year.

     Other income is primarily comprised of late fees charged to our subscribers. The decrease for three and six months ended June 30, 2002 was primarily due to an overall decrease in subscribers compared to the same period in 2001, resulting in smaller late payment fees being assessed to subscribers.

     Interest and Other Expense. Interest and other expense increased $0.2 million to $1.4 million for the quarter ended June 30, 2002, compared to $1.2 million for the same period in the prior year.

     Interest and other expense increased $0.1 million to $2.0 million for the six months ended June 30, 2002, compared to $2.1 million for the same period in the prior year.

     The small increase in interest expense relates to the payment of late payment fees for extending payments with certain vendors beyond their standard payment terms. We anticipate interest expense to stay relatively flat in the future unless we are able to obtain additional or new funding sources and to the extent we are able to finance our capital expenditures necessary to grow our business for the remainder of 2002.

     Income Tax Expense. No provision for federal or state income taxes has been recorded due to the full valuation allowance recorded against the deferred tax asset for the three and six months ended June 30, 2002 and 2001.

     Net Loss. Net loss improved by $108.1 million to net income of $0.3 million for the quarter ended June 30, 2002, compared to a loss of $107.8 million for the same period in the prior year.

     Net loss decreased by $115.0 million to $10.3 million for the six months ended June 30, 2002, compared to a loss of $125.3 million for the same period in the prior year.

     Excluding significant non-recurring items for the periods presented, as outlined in the table at the beginning of this section, net loss improved by $14.3 million to a net loss of $4.4 million for the quarter ended June 30, 2002, compared to a loss of $18.7 million for the same period in the prior year. Net loss improved by $22.2 million to a net loss of $14.0 million for the six months ended June 30, 2002, compared to a loss of $36.2 million for the same period in the prior year.

     The improvement to net loss was primarily a result of decreased expenses, as discussed above.

     Net Loss Attributable to Common Stockholders. Our net loss attributable to common stockholders decreased $107.1 million to $3.7 million for the quarter ended June 30, 2002, compared to $110.8 million for the same period in the prior year.

     Net loss attributable to common stockholders decreased $112.7 million to $18.2 million for the six months ended June 30, 2002, compared to $130.9 million for the same period in the prior year.

     Excluding significant non-recurring items for the periods presented, as outlined in the table at the beginning of this section, net loss attributable to common stockholders improved by $13.3 million to a net loss of $8.4 million for the quarter ended June 30, 2002, compared to a loss of $21.7 million for the same period in the prior year. Net loss attributable to common stockholders improved by $19.9 million to a net loss of $21.9 million for the six months ended June 30, 2002, compared to a loss of $41.8 million for the same period in the prior year.

     EBITDA. Many securities analysts use the measure of earnings before deducting interest, income taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of evaluating financial performance.
EBITDA is not a measure under accounting principles generally accepted in the United States of America ("GAAP"), is not meant to be a replacement for GAAP and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. We have included EBITDA data because it is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results.

     Our EBITDA improved by $108.9 million to positive EBITDA of $7.4 million for the quarter ended June 30, 2002, compared to negative EBITDA of $101.5 million for the same period in the prior year.

     Our EBITDA improved by $116.8 million to positive EBITDA of $1.8 million for the six months ended June 30, 2002, compared to negative EBITDA of $115.0 million for the same period in the prior year.

     Excluding significant non-recurring items for the periods presented, as outlined in the table at the beginning of this section, EBITDA improved by $15.1 million to a positive EBITDA of $2.7 million for the quarter ended June 30, 2002, compared to negative EBITDA of $12.4 million for the same period in the prior year. EBITDA improved by $24.0 million to negative EBITDA of $1.9 million for the six months ended June 30, 2002, compared to a negative EBITDA of $25.9 million for the same period in the prior year.

     We expect to continue our improvement to EBITDA compared to prior year periods. Although we anticipate future positive EBITDA we have to manage several risks and uncertainties including, but not limited to, how the bankruptcy of MCI is resolved, our ability to increase our residential and subscriber bases through sales and marketing channels and the ability to further develop our wholesale services. We anticipate the contribution of additional revenue streams from our small business, residential and wholesale services coupled with the reduction in costs we have undertaken in the last year to result in the achievement of positive EBITDA during the remainder of 2002.


RESULTS BY SEGMENT

     CONSUMER SERVICES

     Revenues. The decrease is attributable to a decrease in Z-LineHOME and Touch 1 long-distance customers for the quarter ended June 30, 2002, compared to the same period in the prior year. Touch 1 contributed $4.6 million of revenue for the quarter ended June 30, 2002 compared to $5.9 million for the same period last year.

     The decrease is attributable to a decrease in Z-LineHOME and Touch 1 long-distance customers for the six months ended June 30, 2002, compared the same period in the prior year. Touch 1 contributed $8.8 million of revenue for the six months ended June 30, 2002 compared to $12.6 million for the same period last year.

     The reduction in lines was a result of our focus on eliminating poor paying customers and increasing the stringency of customer acceptance. We also reduced our sales and marketing efforts for the three and six months ended June 30, 2002 compared to the same periods in the prior year.

     We expect Z-LineHOME to continue to increase as a percentage of revenue relative to our Touch 1 (1+) Long Distance Services but decrease as a percentage of total revenue as we expect growth in our wholesale services segment. We also expect our Z-LineBUSINESS services to begin to contribute to future revenues.

     Network Operations. Network operations expense decreased by $26.2 million to $15.5 million for the three months ended June 30, 2002, compared to $41.7 million for the same period in the prior year. Included in this decrease is a $9.0 million retroactive rate reduction for UNEs in New York. We have received $4.5 million through bill credits as of June 30, 2002 and will receive the remaining amount ratably over the remainder of 2002. Our consumer services gross margin percentage increased to 55.8% for the quarter ended June 30, 2002, excluding the $9.0 million non-recurring retroactive rate reduction, compared to 43.0% for the same period in the prior year.

     Network operations expense decreased by $24.3 million to $60.7 million for the six months ended June 30, 2002, compared to $85.0 million for the same period in the prior year. Included in this decrease is the $9.0 million non-recurring retroactive rate reduction. Our consumer services gross margin percentage increased to 54.1% for the six months ended June 30, 2002, excluding the $9.0 million non-recurring retroactive rate reduction, compared to 42.6% for the same period in the prior year.

     The overall decrease in network operations expense is a result of fewer subscribers for both our Z-LineHOME and Touch 1 long-distance service offerings. The increases in gross margin is attributable to the New York Public Service Commission imposed rate reduction to the UNE pricing, which became effective March 1, 2002. This reduction to UNE rates in New York, the state in which we have our largest concentration of customers, lowered our overall cost to provide services to customers in New York. This reduction resulted in an increased gross margin percentage during the three and six months ended June 30, 2002.

     General and Administrative. General and administrative expense decreased by $35.4 million to $29.4 million for the three months ended June 30, 2002, compared to $64.8 million for the same period in the prior year.

Excluding a non-recurring write-off of $29.9 million of accounts receivable, general and administrative expense decreased $5.5 million on a normalized comparison.

     General and administrative expense decreased by $38.1 million to $59.3 million for the six months ended June 30, 2002, compared to $97.4 million for the same period in the prior year. Excluding a non-recurring write-off of $29.9 million of accounts receivable, general and administrative expense decreased $8.2 million on a normalized comparison.

     The decrease in general and administrative expense for the three and six months is discussed in the consolidated discussions.

     Asset impairment charge. In accordance with SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," management assesses on an ongoing basis whether there has been impairment in the carrying value of its long-lived assets. As a result of management's decision in the second quarter of 2002 to enhance future cash flow and operating earnings we decided to close the remaining call centers in North Dakota acquired from Touch 1 Communications, Inc. ("Touch 1"). In April of 2002 we announced a restructuring plan that included a reduction in force and the closure of the North Dakota call centers resulting in approximately $1.1 million in property, plant, and equipment being sold in conjunction with the settlement of the leases in these locations.

     In the second quarter of 2001 we sold certain telemarketing centers in North Dakota. We recorded an impairment charge of $59.2 million for the three and six months ended June 30, 2001. This impairment was composed of a $54.9 million charge to our intangible assets for the change in the carrying value of the intangibles after the sale of our call centers, $3.0 million relating to unrealizable software and development projects, $0.9 million of worthless telemarketing property and equipment and $0.4 million of securities deemed to be worthless for the three and six months ended June 30, 2001.

     Restructuring charge. Restructuring charges increased $1.9 million to $1.9 million for the six months ended June 30, 2002, compared to $0.0 million for the same period in the prior year.

     In April of 2002, we approved and implemented a restructuring to enhance our future cash flows and operating earnings. The restructuring included a reduction of force coupled with the closure of our North Dakota call centers and our New York sales office. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," the restructuring costs were recognized as liabilities at the time management committed us to the plan. Management determined that these costs provided no future economic benefit to us.

     The restructuring charges include termination benefits and lease abandonment costs. All termination benefits were paid with the exception of one employee as of June 30, 2002. In addition, we agreed to a settlement to exit the two leases for our call centers in North Dakota as of July 1, 2002. We have recorded a lease abandonment charge representing the future lease payments for our New York office as a liability and will make payments through August 2005.

     Depreciation and Amortization. The decrease in depreciation and amortization is primarily a result of our sale of equipment as a result of closing our North Dakota call centers in the second quarter of 2001. In addition, the write-off of $54.9 million of goodwill in the second quarter of 2001 led to decreased amortization during the first two quarters of 2002. We anticipate additional purchases of computer equipment, switching equipment, furniture and leasehold improvements in connection with our wholesale service offering; however, depreciation and amortization expense should stay relatively constant over the remainder of 2002.


     WHOLESALE SERVICES

     Revenues. Our wholesale services contributed $6.9 million or 11% and 5.8% of total revenue for the three and six months ended June 30, 2002, respectively. The second quarter of 2002 was the first time we generated wholesale services revenue.

     Network Operations. Network operations expense was $1.6 million for the three and six months ended June 30, 2002.

     General and Administrative. General and administrative expense was $3.0 million for the three and six months ended June 30, 2002. This expense is comprised of the expense to provision, bill, and support the wholesale services. We expect general and administrative expenses to vary depending on our ability to attract new wholesale customers.

     Wholesale development costs. Wholesale development costs increased $1.0 million to $1.0 million for the six months ended June 30, 2002, compared to $0.0 million for the same period in the prior year.

     We expensed the costs related to our wholesale business as incurred, with the exception of certain internal-use software development costs that qualified for capitalization. We have incurred approximately $1.0 million of start-up costs for launch of our wholesale services.


LIQUIDITY AND CAPITAL RESOURCES

     The competitive local telecommunications service business is traditionally considered to be a capital intensive business owing to the significant investments required in fiber optic communication networks and the collocation of switching and transmission equipment in incumbent local exchange carriers' central offices. Although we will continue with our capital expenditures, we do not expect that the growth of our business will require the levels of capital investment in fiber optics and switches that existed in historical telecommunications facilities-based models. Instead, we will devote significant amounts of our capital resources to continued operations, software development and marketing efforts that we have designed to achieve rapid penetration of our target markets.

     We have incurred accumulated losses since our inception as a result of developing our business, research and development, building and maintaining network infrastructure and technology, sales and promotion of our services, and administrative expenditures. As of June 30, 2002, we had an accumulated deficit of $293.5 million and $9.1 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, a sale-leaseback credit facility, sales of accounts receivable and an initial public offering. We intend to continue building our organization in anticipation of future growth and believe that our operating expenditures will also continue to increase.

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

     On February 27, 2002, the New York Public Service Commission (the "Commission") approved a settlement, which reduced the prices that we and other competitive local exchange carriers pay for unbundled network elements and expanded the availability of those elements. Specifically, rates for the elements comprising the unbundled network element platform were reduced by approximately $8 to $9 per month per subscriber, on average. These rate decreases took effect on March 1, 2002. In addition, the Commission directed Verizon to provide bill credits to us in the amount of approximately $9.0 million to implement retroactive rate decreases for unbundled local switching. We have recorded the full impact of this credit as a reduction to our network operations expense. We have received fifty percent of this credit as of June 30, 2002, and the remaining 50% will be spread over a six-month period that began in July 2002.

     On March 20, 2002, we entered into a 48-month agreement with MCI WORLDCOM Communications, Inc. (MCI) for providing wholesale telephone exchange services, ancillary services and a limited-term software license. The agreement is cancelable by either party after 18 months.

     Under the terms of the agreement, MCI will pay us a maximum of $50 million related to the use of our network in the form of a technology license fee, should the agreement not be terminated early. Cash flows related to the license will be paid based on the number of MCI customers on our network, as defined in the contract, and are subject to monthly minimum amounts. In addition, MCI will pay for services provided through usage-based fees according to certain per line and per minute calculations defined in the agreement and MCI will also pay fees to us for providing telephone exchange services, payroll costs and certain vendor fees. We are the primary obligor for all costs incurred under this agreement.

     We are recognizing the $50 million license fee, and amounts received in advance of the contract, on a straight-line basis over the four-year contract period beginning in April 2002. In connection with the agreement, we issued MCI one million shares of our common stock at a price of $2.33, the market price of our stock at the date of the agreement. As a result of this transaction an asset totaling $2.3 million is being amortized on a straight-line basis as a reduction to revenue over the 48-month term of the agreement with the remaining balance recorded in other non-current assets. Monthly usage-based charges and cost reimbursements will be recognized when earned.

     As of June 30, 2002, we have recorded approximately $6.9 in revenue under the contract with MCI. Included in our consolidated balance sheet as of June 30, 2002 is approximately $3.4 and $3.8 of long-term and short-term deferred revenue, respectively. These amounts represent advance billings under the contract. We expensed the costs related to our wholesale business as incurred, with the exception of certain internal-use software development costs that qualified for capitalization. We incurred approximately $1.0 million of start-up costs for our wholesale services, which are shown as wholesale development costs in the Statement of Operations, and capitalized approximately $2.0 million in software development costs relating directly to our wholesale services efforts.

     On July 21, 2002, WorldCom, Inc. ("WorldCom") and certain of its subsidiary corporations, including MCI, filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code. Under the Bankruptcy Code a vendor that provides post-petition goods or services to a debtor on a continuous basis is entitled to payment for those goods and services on a timely basis if the debtor wants the vendor to continue supplying the goods or services. Neither the Bankruptcy Code nor the applicable case law requires vendors to provide post-petition goods and services to a debtor without payment. The Bankruptcy Code also entitles a debtor to reject "executory" contracts, that is contracts where some future act remains to be done, as in the case of our contract with MCI. A party to a rejected contract may be entitled to damages from the debtor for breach of contract. However, such a claim would likely be an unsecured claim. WorldCom's bankruptcy case is in its early stages. At this time we have no assurance that MCI has the resources to pay its vendors on a timely basis. Nor do we have any indication that MCI intends to reject our contract.

     For MCI's customers provisioned using our company code, we are the customer of record for the regional bell operating companies wholesale billing. It is very likely that the state commissions would require us to continue providing services to MCI's customers for at least the 90-day period contained in the guidelines described below, regardless of whether MCI continues its relationship with these customers.

     Under the New York Public Service Commission's ("Commission") mass migration guidelines, when a local exchange carrier discontinues service its customers must have the ability to migrate to another carrier without interruption of service. Carriers are required to file an exit plan with the Commission at least 90 days in advance of discontinuance of service, or must demonstrate that 90 days' notice was not feasible. Customers must be notified not less than 60 days prior to discontinuance of service, and a second notice must be provided if the customer has not taken action to change to a new provider. Other states in which we and MCI operate are developing similar rules for carriers exiting markets, generally using the Commission's guidelines as a framework.

     In July 2002, we renegotiated an agreement with a service firm that provides us with new customer provisioning services through electronic bonding with the incumbent local exchange carriers. "Provisioning" is the process whereby we are established as the customer's primary local and long distance telephone provider. Under this agreement, we have committed to minimum cash payments, subject to certain adjustments, of approximately $7.0, $14.5, and $15.7 million for the remainder of 2002 and the years ending December 31, 2003 and 2004, respectively. We make payments monthly according to the contract. This contract provides, under certain circumstances, for early termination and severance fees for such action.

     In August 2002, we made loans to two employees in the approximate amounts of $0.1 and $0.9 million. These loans were to cover margin balances and prevent the liquidation of the employees' holdings of our common stock. The loans are currently demand loans bearing interest at an annual rate equal to the prime rate plus 2%. We anticipate establishing terms whereby the employees will begin repayment of the principal balances.

     Our common stock is currently traded on the Nasdaq National Market. For continued listing on the National Market, Nasdaq requires, among other things, that listed securities maintain a minimum bid price of not less than $3.00 per share. By letter dated February 14, 2002, Nasdaq advised us that we are not in compliance with the National Market's continuing listing standards because our stock price had closed below $3 per share for 30 consecutive trading days. The letter gave us 90 days, or until May 15, 2002, to regain compliance or our securities would be delisted from the Nasdaq National Market. By letter dated May 23, 2002, Nasdaq informed us that we had not regained compliance and that our securities would be delisted from the Nasdaq National Market at the opening of business May 31, 2002. On May 29, 2002, we filed an application with Nasdaq to transfer our securities to the Nasdaq SmallCap Market. That filing stayed the delisting process pending the approval or disapproval of the application. Nasdaq allows National Market issuers to downlist from the National Market to the SmallCap Market provided they meet the SmallCap Market's continuing listing standards, which include a minimum bid price of not less than $1.00 per share and a market value of listed securities of at least $35 million. By letter dated June 28, 2002, Nasdaq disapproved our application for transfer to the SmallCap Market based upon our failure to meet the $35 million market capitalization of listed securities requirement. We promptly requested a hearing before the Nasdaq Hearing Panel. Since that time the market value of our listed securities has reached and exceeded $35 million so that we meet the Nasdaq SmallCap Market's continuing listing standards. At the hearing held August 8, 2002 we requested a delay in delisting to reassess our compliance with the SmallCap listing requirements. A decision from the Nasdaq Hearing Panel is pending. If not listed on the Nasdaq SmallCap Market, our common stock may be eligible for trading on the OTC Bulletin Board or other over-the-counter markets, although there can be no assurance that our common stock will be eligible for trading on any alternative exchanges or markets. Among other consequences, moving from the Nasdaq National Market to the Nasdaq SmallCap Market, or trading on the OTC Bulletin Board, may cause reduced liquidity in the trading market for our common stock and difficulty for us in obtaining future financing.

     Net cash provided by operating activities improved by $27.5 million to $4.8 million provided by operating activities for the six months ended June 30, 2002, compared to net cash used in operating activities of $22.7 million for the same period in the prior year. The $115.0 million improvement to net loss was off-set by a negative contribution from nearly all the other items included in the calculation of cash provided by operating activities, with the exception of the increase in deferred revenue. This is a result of the cost reduction measures we have taken over the last year.

     Included in our net cash provided by operating activities for the six months ended June 30, 2002 was the sale of $74.5 million of receivables, for net proceeds of $58.1 million. This compared to the sale of $80.1 million of receivables, for net proceeds of $57.7 million for the six months ended June 30, 2001. At June 30, 2002, a net receivable servicing asset of $12.0 million is included in accounts receivable and $4.8 million of advances on unbilled receivables are included in accounts payable and accrued liabilities. The costs relating to the agreement of $0.7 million are included in interest and other expense for the six months ended June 30, 2002.

     The RFC agreement allows us to sell up to $25 million of receivables, subject to a selection criteria utilized by RFC for receivables they agree to purchase. There are no minimum sales requirements under this agreement. RFC purchased receivables from us during the six months ended June 30, 2002 at discount rates of 32% and 23%; this rate is negotiated and may change according to collection experience. Our collection percentage since the inception of the agreement through June 30, 2002 is 90%. Under the agreement we are responsible for the continued servicing of the receivables sold and any amount collected over the discount rate is paid to us by RFC for providing the servicing less certain fees. In July 2002, we renewed the RFC agreement for an additional two years under substantially similar terms.

     Our net cash used in investing activities increased by $2.4 million to $11.8 million for the six months ended June 30, 2002, compared to $9.4 million for the same period in the prior year. This change is primarily a result of increased capital expenditures and software development for our wholesale services segment. We expect to make purchases of property and equipment in the future to meet the needs of our wholesale services. We anticipate increased capital expenditures during 2002, although at a rate less than that experienced through June 30, 2002.

     Our net cash used in financing activities decreased by $2.1 million to $2.8 million for the quarter ended June 30, 2002 compared to $4.9 million for the same period in the prior year. This change is primarily a result of a decrease in debt payments. We had a balloon debt payment that was made in 2001. We expect to have a low amount of long-term debt although we would likely move from the existing accounts receivable agreement to a more traditional loan, if such opportunity would arise with terms we deemed appropriate. Our existing debt is primarily fixed interest that is payable in monthly installments.

     Our short-term liquidity relies heavily upon our accounts receivable agreement, cash used or provided from operations, cash management strategies, our wholesale service agreement with MCI and if needed, our ability to reduce certain discretionary capital and marketing expenses and the reduction of headcount to fulfill any short term cash requirements. We have historically had negative cash flows and although we have achieved positive EBITDA and expect to achieve positive cash flows during 2002 we also are aware of the risks, discussed throughout this document, of not achieving our goal.

     Our ongoing capital requirements will depend on several factors, including market acceptance of our services, specifically our new wholesale services and our small business product, the amount of resources we devote to investments in our networks, facilities, build-out of additional enterprise management centers, services development, the integration of new service offerings and technology into our existing services and brand promotions, the resources we devote to sales and marketing of our services, and other factors. As growth and opportunities arise, we expect to make strategic investments in technology and our network architecture and enter potential strategic alliances or partnerships with other entities.

     We will make investments in sales and marketing to build our overall "Z" brand, build strategic partnerships, and develop new service offerings in an attempt to attract new customers. We will focus on what we expect to be more attractive distribution channels, which are expected to achieve effective acquisition costs per subscriber. Sales and marketing will continue to be used as a discretionary expense to help us manage our overall liquidity.


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


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

     Case No. 01 CV 5074: In re Z-Tel Technologies, Inc. Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS), in the United States District Court for the Southern District of New York (original complaint filed June 7, 2001; Second Corrected Amended Complaint filed July 12, 2002).

     During June and July 2001, three separate class action lawsuits were filed against the Company, certain of the Company's current and former directors and officers (the "D&Os") and firms engaged in the underwriting (the

"Underwriters") of our initial public offering of stock (the "IPO"). The lawsuits, along with approximately 310 other similar lawsuits filed against other issuers arising out of IPO allocations, have been assigned to a Judge in the United States District Court for the Southern District of New York for pretrial coordination. The lawsuits against the Company have been consolidated into a single action. A consolidated amended complaint was filed on April 20, 2002. A Second Corrected Amended Complaint (the "Amended Complaint"), which is the operative complaint, was filed on July 12, 2002.

     The Amended Complaint is based on the allegations that the Company's registration statement on Form S-1, filed with the Securities and Exchange Commission ("SEC") in connection with the IPO, contained untrue statements of material fact and omitted to state facts necessary to make the statements made not misleading by failing to disclose that the underwriters had received additional, excessive and undisclosed commissions from, and had entered into unlawful tie-in and other arrangements with, certain customers to whom they allocated shares in the IPO. The plaintiffs in the Amended Complaint assert claims against the Company and the D&Os pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs in the Amended Complaint assert claims against the D&Os pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs seek an undisclosed amount of damages, as well as pre-judgment and post-judgment interest, costs and expenses, including attorneys' fees, experts' fees and other costs and disbursements. On July 15, 2002, the Company and the individual defendants moved to dismiss all claims against them. The Court has not ruled on this motion. Discovery is stayed pending the outcome of the motion to dismiss. We intend to vigorously defend against this lawsuit. Furthermore, we believe we are entitled to indemnification from our Underwriters.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on May 29, 2002, the following proposal was adopted by the margins indicated:

1.   To elect the following individuals to our Board of Directors:

                                                              NUMBER OF SHARES
                                                            --------------------
                                                             Nominee
                                                             Withheld       For
                                                            ----------    ------
     Charles D. Hyman....................................   31,964,116    60,917
     Andrew C. Cowen.....................................   31,964,116    60,917
     John K. Aurell......................................   31,964,116    60,917


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

EXHIBIT
NUMBER    DESCRIPTION
------    -----------

3.1 Amended and Restated Certificate of Incorporation of Z-Tel, as amended(A)*

3.2       Amended and Restated Bylaws of Z-Tel(B)*

4.1       Form of Common Stock Certificate(B)*

4.2 See Exhibits 3.1 and 3.2 of this Form for provisions of the Amended and Restated Certificate of Incorporation, as amended, and the Bylaws of Z-Tel defining rights of security holders

4.3 Stock Purchase Agreement, dated July 6, 2000, by and between the Registrant and the various purchasers of the Registrant's Series D Convertible Preferred Stock(C)*

4.4 Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions relating to the Registrant's Series D Convertible Preferred Stock(C)*

4.5 Form of Registration Rights Agreement by and between the Registrant and each of the purchasers of the Registrant's Series D Convertible Preferred Stock(C)*

4.6 Form of Warrant for the purchase of shares of common stock of the Registrant by each of the purchasers of the Registrant's Series D Convertible Preferred Stock(C)*

4.7 Stock and Warrant Purchase Agreement, dated October 19, 2000, by and among the Registrant and The 1818 Fund III, L.P.(D)*

4.8 Certificate of Designation of 8% Convertible Preferred Stock, Series E, Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Such Series of Preferred Stock, as amended(A)*

EXHIBIT
NUMBER    DESCRIPTION
------    -----------

4.9 Registration Rights Agreement between and among the Registrant and The 1818 Fund III, L.P.(D)*

4.10 Warrant for the purchase of shares of common stock of the Registrant by The 1818 Fund III, L.P.(D)*

4.11 Certificate of Designation of Series F Junior Participating Preferred Stock(E)*

4.12 Rights Agreement dated as of February 19, 2001 between Z-Tel Technologies, Inc. and American Stock Transfer Trust Company, as Rights Agent, as amended July 2, 2001(E)*

4.13 Stock and Warrant Purchase Agreement, dated as of July 2, 2001, by and between Z-Tel, D. Gregory Smith, and others(F)

4.14 Warrant for the Purchase of Shares of Common Stock of Z-Tel, dated as of July 2, 2001(G)*

4.15      Certificate of Designation for the Series G Preferred Stock(H)*

4.16 Backup Purchase Agreement, dated as of July 2, 2001, by and among Z-Tel Communications, Inc., a Delaware corporation and a wholly owned subsidiary of Z-Tel, Touch 1 Communications, Inc., an Alabama corporation and a wholly owned subsidiary of Z-Tel, D. Gregory Smith and others(I)*

4.17 Additional Investor Registration Rights Agreement, dated as of July 2, 2001, between Z-Tel, D. Gregory Smith and others(J)*

4.18 Voting Agreement, dated as of June 29, 2001, between Z-Tel and certain stockholders of Z-Tel(K)*

4.19 Employee Stock Restriction Agreement, dated September 1, 1999, by and between the Company and D. Gregory Smith(L)*

EXHIBIT
NUMBER    DESCRIPTION
------    -----------

10.2.1    1998 Equity Participation Plan(B)*

10.2.2    2000 Equity Participation Plan(M)*

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

10.8 Pledge and Security Agreement dated January 11, 2001 between James A. Kitchen and the Company(E)*

10.10 Promissory Note, dated May 11, 1999, between Touch 1 Communications, Inc. and Corman Elegre Capital(D)*

10.11     Promissory Note, dated September 10, 1999, from Touch 1
          Communications, Inc. and William F. Corman (First Revocable Trust)(D)*

10.12     Promissory Note, dated September 10, 1999, from Touch 1
          Communications, Inc. and James F. Corman(D)*

99.1      Written Statement of the Chief Executive Officer Pursuant to 18
          U.S.C.ss.1350

99.2      Written Statement of the Chief Financial Officer Pursuant to 18
          U.S.C.ss.1350
------------
*
(A) Incorporated by reference to the correspondingly numbered exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001, filed on August 13, 2001.

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

(D) Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed on November 14, 2000.

(E) Incorporated by reference to the correspondingly numbered exhibits to the Registrant's Annual Report on Form 10-K for the annual period ended December 31, 2000, filed on March 30, 2001.

(F) Incorporated by reference to Exhibit 1 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel's common stock by, among other persons, The 1818 Fund III, L.P.

(G) Incorporated by reference to Exhibit 2 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel's common stock by, among other persons, The 1818 Fund III, L.P.

(H) Incorporated by reference to Exhibit 3 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel's common stock by, among other persons, The 1818 Fund III, L.P.

(I) Incorporated by reference to Exhibit 4 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel's common stock by, among other persons, The 1818 Fund III, L.P.

(J) Incorporated by reference to Exhibit 5 to the Schedule 13D filed July 24, 2001 with respect to Z-Tel's common stock by, among other persons, D. Gregory Smith.

(K) Incorporated by reference to Exhibit 5 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to Z-Tel's common stock by, among other persons, The 1818 Fund III, L.P.

(L) Incorporated by reference to Exhibit 7 to the Schedule 13D filed July 24, 2001 with respect to Z-Tel's common stock by, among other persons, D. Gregory Smith.

(M) Incorporated by reference to Appendix B to the Registrant's Preliminary Proxy Statement filed on April 14, 2000, with the following amendment effective May 31, 2001:

     Section 2.1(a) of the Plan is hereby amended in its entirety to read as follows:

          The shares of stock subject to Options, awards of Restricted Stock, Performance Awards, Dividend Equivalents, awards of Deferred Stock, Stock Payments or Stock Appreciation Rights shall be Common Stock, initially shares of the Company's Common Stock, par value $0.01 per share. The aggregate number of such shares which may be issued upon exercise of such options or rights or upon any such awards under the Plan shall be Four Million Five Hundred Thousand (4,500,000) plus an annual increase to be added on the first day of the Company's fiscal year beginning in 2001 equal to the lesser of (i) Three Million (3,000,000) shares of the Company's Common Stock, (ii) 6% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board. The shares of Common Stock issuable upon exercise of such options or rights or upon any such awards may be either previously authorized but unissued shares or treasury shares.


(b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of August, 2002.

                                        Z-TEL TECHNOLOGIES, INC.
                                        (Registrant)


                                        By: /s/ HORACE J. DAVIS III
                                            ------------------------------------
                                            Senior Vice-President -
                                            Chief Financial Officer
                                            (Authorized officer of Registrant
                                            and principal financial officer)