Form 10-Q
period 2002-09-30
Z TEL TECHNOLOGIES INC
filed 2002-11-14
CIK 1096509

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED SEPTEMBER 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER: 000-28467

Z-TEL TECHNOLOGIES, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	59-3501119 (I.R.S. Employer Identification Number)

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

Yes [X]     No [   ]

     The number of shares of the Registrant’s Common Stock outstanding as of November 12, 2002 was approximately 35,192,095.

Z-Tel Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,464	$18,892
Accounts receivable, net of allowance for doubtful accounts of $11,215 and $17,064	26,538	27,042
Prepaid expenses and other current assets	5,300	3,961

Total current assets	45,302	49,895
Property and equipment, net	52,556	56,231
Intangible assets, net	4,573	5,945
Other assets	6,829	4,666

Total assets	$109,260	$116,737

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$49,965	$49,622
Deferred revenue	9,595	5,951
Current portion of long-term debt and capital lease obligations	5,958	6,305

Total current liabilities	65,518	61,878
Deferred revenue	5,613	—
Long-term debt and capital lease obligations	5,525	9,461

Total liabilities	76,656	71,339

Mandatorily redeemable convertible preferred stock, $.01 par value; 50,000,000 shares authorized; 8,855,089 issued and outstanding (aggregate liquidation value of $144,087 and $135,298)	124,331	112,570
Stockholders’ deficit:
Common stock, $.01 par value; 150,000,000 shares authorized; 35,533,645 and 34,341,855 shares issued; 35,192,095 and 34,000,305 outstanding, respectively	355	343
Notes receivable from stockholders	(1,589)	(1,589)
Unearned stock compensation	(22)	(122)
Additional paid-in capital	208,425	217,782
Accumulated deficit	(298,508)	(283,198)
Treasury stock, 341,550 shares at cost	(388)	(388)

Total stockholders’ deficit	(91,727)	(67,172)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ deficit	$109,260	$116,737

The accompanying notes are an integral part of these consolidated financial statements.

Z-Tel Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues	$58,715	$68,569	$178,208	$216,755

Operating expenses:
Network operations	23,799	38,279	69,863	123,299
Sales and marketing	2,334	3,885	9,384	25,519
General and administrative	31,540	33,339	92,164	130,661
Asset impairment charge	—	—	1,129	59,194
Wholesale development costs	—	—	1,018	—
Restructuring charge	—	—	1,861	—
Depreciation and amortization	6,169	5,279	17,751	17,803

Total operating expenses	63,842	80,782	193,170	356,476

Operating loss	(5,127)	(12,213)	(14,962)	(139,721)

Nonoperating income (loss):
Interest and other income	1,179	1,531	2,663	5,801
Interest and other expense	(1,014)	(1,173)	(3,011)	(3,258)

Total nonoperating income (loss)	165	358	(348)	2,543

Net loss	(4,962)	(11,855)	(15,310)	(137,178)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(3,969)	(5,278)	(11,761)	(10,869)
Less deemed dividend related to beneficial conversion feature	(47)	(8,885)	(139)	(8,885)

Net loss attributable to common stockholders	$(8,978)	$(26,018)	$(27,210)	$(156,932)

Weighted average common shares outstanding	35,191,836	33,982,665	34,861,229	33,885,022

Basic and diluted net loss per share	$(0.26)	$(0.77)	$(0.78)	$(4.63)

The accompanying notes are an integral part of these consolidated financial statements.

Z-Tel Technologies, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Common Stock		Notes Receivable	Unearned	Additional			Total
			from	Stock	Paid-In	Accumulated	Treasury	Stockholders'
	Shares	Par Value	Stockholders	Compensation	Capital	Deficit	Stock	Deficit

Balance, December 31, 2001	34,000,305	$343	$(1,589)	$(122)	$217,782	$(283,198)	$(388)	$(67,172)
Issuance of common stock	1,000,000	10			2,320			2,330
Issuance of common stock for exercise of warrants	171,429	2						2
Issuance of common stock for exercise of options	361	—						—
Vesting of stock options granted below fair value of stock				100				100
Accelerated vesting of stock options and issuance of shares	20,000	—			84			84
Mandatorily redeemable convertible preferred stock dividends and accretion					(11,761)			(11,761)
Net loss						(15,310)		(15,310)

Balance, September 30, 2002	35,192,095	$355	$(1,589)	$(22)	$208,425	$(298,508)	$(388)	$(91,727)

The accompanying notes are an integral part of these consolidated financial statements.

Z-Tel Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(15,310)	$(137,178)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,751	17,803
Provision for bad debts	17,929	51,033
Asset impairment charge	1,129	59,194
Expense charged for granting of stock options	184	149
Change in operating assets and liabilities:
Increase in accounts receivable	(17,425)	(15,813)
Increase in prepaid expenses and other current assets	(765)	(4,875)
Increase in accounts payable and accrued liabilities	343	4,407
Increase in deferred revenue	9,257	(1,332)
Other	(127)	(283)

Total adjustments	28,276	110,283

Net cash provided by (used in) operating activities	12,966	(26,895)

Cash flows from investing activities:
Proceeds from note receivable	590	7
Issuance of note receivable	(997)	(100)
Purchases of property and equipment	(13,706)	(10,311)

Net cash used in investing activities	(14,113)	(10,404)

Cash flows from financing activities:
Proceeds from issuance of mandatorily redeemable convertible preferred stock	—	17,050
Proceeds from exercise of stock options	—	184
Proceeds from exercise of common stock warrants	2	—
Payments on long-term debt and capital lease obligations	(4,283)	(6,233)

Net cash provided by (used in) financing activities	(4,281)	11,001

Net decrease in cash and cash equivalents	(5,428)	(26,298)
Cash and cash equivalents, beginning of period	18,892	46,650

Cash and cash equivalents, end of period	$13,464	$20,352

The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(ALL TABLES ARE IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1.     NATURE OF BUSINESS

DESCRIPTION OF BUSINESS

     Z-Tel Technologies, Inc. (“we” or “us”) provides advanced, integrated telecommunications services targeted to residences and small businesses. We provide our services at the retail and wholesale levels. At the retail level, we offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet and certain personal digital assistants. We offer Z-LineHOME™ in 46 states and Z-LineBUSINESS™ service in 16 states. Our customers are primarily concentrated in major metropolitan areas in 11 states. We also provide long-distance telecommunications services to customers nationally.

     We introduced our wholesale services during the first quarter of 2002. This service provides other companies with the opportunity to provide local, long-distance and enhanced telephone service to residential and small business customers by utilizing our telephone exchange services, enhanced services platform, infrastructure and back-office operations.

2.     BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. The interim unaudited financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2001, included in our Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

RECLASSIFICATION

     Certain amounts in the consolidated statements of operations for the three and nine months ended September 30, 2001 have been reclassified to conform to presentation for periods ended September 30, 2002.

SEGMENT REPORTING

     Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The method for determining what information to report under SFAS No. 131 is based upon the “management approach,” or the way that management organizes the operating segments within a company, for which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker in deciding how to allocate resources and in assessing performance. We adopted segment reporting during the second quarter of 2002 as a result of our wholesale services contract with MCI WorldCom Communications, Inc. (“MCI”) and the decision by our management to analyze our wholesale services and consumer services separately. In determining reportable segments, we considered our operating and management structure and the types of information subject to regular review by our executive management team. Information subject to regular review by our management team is aggregated into two reporting segments: consumer services and wholesale services. These segments are evaluated based on revenue from customers and operating profit contribution to the total corporation. For the purpose of making operating decisions, we primarily consider financial information presented on a consolidated basis accompanied by disaggregated information about revenues and direct expenses. There is no allocation of overhead or expenses other than the direct identifiable expenses associated within each segment. Any costs not specifically identified to one particular segment are reported in our consumer services segment.

     Our consumer services segment includes the revenue from our Z-LineHOME, Z-LineBUSINESS and Touch 1 long-distance offerings while our wholesale services segment currently is the revenue and identifiable direct costs from providing companies, primarily MCI, with the ability to offer telephone exchange and enhanced services to residential and small business customers.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred, a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets’ useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. We will adopt this statement on January 1, 2003. We are currently evaluating the impact this new standard will have on our future consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Among other things, this statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. We will adopt this statement on January 1, 2003. We do not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (“EITF“) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. We will adopt the new standard effective January 1, 2003. We do not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

3.     ACCOUNTS RECEIVABLE AGREEMENT

     In July 2000, we entered into an accounts receivable agreement with RFC Capital Corporation, a division of Textron, Inc. (“RFC”), providing for the sale of certain of our accounts receivable to RFC. RFC has agreed to purchase up to $25.0 million of our accounts receivable. This agreement was extended under substantially similar terms in July 2002. The current agreement expires in July 2004. The purchase of the receivables is at the option of RFC and they utilize selection criteria to determine which receivables will be purchased. During the first nine months of 2002, we sold receivables to RFC at a 32% discount beginning in March 2002 and at a 23% discount prior to March; this rate is negotiable and may change according to collection experience. The collection percentage for receivables sold to RFC has been 90% since the inception of the agreement. We receive an additional payment from RFC for servicing the assets in an amount equal to every dollar collected over the advance rate, less certain fees. The accounts receivable agreement does not have a minimum receivable sales requirement.

     We have sold approximately $108.5 and $123.4 million of receivables to RFC, for net proceeds of approximately $85.6 and $82.8 million, during the nine months ended September 30, 2002 and 2001, respectively. A net receivable servicing asset of approximately $9.8 million is included in our accounts receivable balance at September 30, 2002. We recorded costs related to the agreement of approximately $0.3 and $1.0 million for the three and nine months ended September 30, 2002, respectively, compared to $0.4 and $0.9 million for the same periods in 2001. Included in accounts payable and accrued liabilities are advances for unbilled receivables in the amount of $3.8 million at September 30, 2002. We are responsible for the continued servicing of the receivables sold.

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

     As of September 30, 2002, we have recorded approximately $18.4 in revenue under the contract with MCI. Included in our consolidated balance sheet as of September 30, 2002, are approximately $5.6 and $4.3 million of long-term and short-term deferred revenue, respectively. These amounts represent advance billings under the contract. We expensed the costs related to our wholesale business as incurred, with the exception of certain internal-use software development costs that qualified for capitalization. We incurred approximately $1.0 million of start-up costs for our wholesale services, which are shown as wholesale development costs in the Statement of Operations, and capitalized approximately $2.0 million in software development costs relating directly to our wholesale services efforts.

     On November 1, 2002, our agreement with MCI was substantially amended. See Note 12 – Subsequent Events.

5.     RESTRUCTURING CHARGES

     In April of 2002, we approved and implemented a restructuring to enhance our future cash flows and operating earnings. The restructuring included a reduction of force coupled with the closure of our North Dakota call centers and our New York sales office. In accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” the restructuring costs were recognized as liabilities at the time management committed us to the plan. Management determined that these costs provided no future economic benefit to us.

     The restructuring charge includes termination benefits, lease abandonment and lease settlement costs. All termination benefits are paid as of September 30, 2002. In addition, we agreed to a settlement to exit the two leases for our call centers in North Dakota as of July 1, 2002. We have recorded a lease abandonment charge representing the future lease payments for our New York office as a liability and will make payments through August 2005.

     The following table shows the restructuring charges and related accruals recognized under the plan and the effect on our consolidated financial position:

	Employee	Lease	Lease
	Termination	Settlement	Abandonment
	Benefits	Costs	Costs	Total

Balance at January 1, 2002	$—	$—	$—	$—
Plan Charges	913	325	623	1,861
Cash paid	(913)	(325)	(23)	(1,261)

Balance at September 30, 2002	$—	$—	$600	$600

6.     ASSET IMPAIRMENT

     In accordance with SFAS No 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” management assesses on an ongoing basis if there has been impairment in the carrying value of our long-lived assets. As a result of management’s decision in the second quarter to enhance future cash flow and operating earnings, we decided to close the remaining call centers in North Dakota acquired in our acquisition of Touch 1 Communications, Inc. (“Touch 1”). In April of 2002, we announced a restructuring plan that included a reduction in force and the closure of the North Dakota call centers resulting in approximately $1.1 million in property, plant, and equipment being sold in conjunction with the settlement of the leases in these locations, resulting in an asset impairment charge totaling approximately $1.1 million being recorded in the second quarter of 2002.

7.     RELATED PARTY

     In July and August 2002, we made loans to two employees in the approximate amounts of $0.1 and $0.9 million. These loans were to cover margin balances and prevent the liquidation of the employees’ holdings of our common stock. The loans are currently demand loans bearing interest at an annual rate equal to the prime rate plus 2%. We established payment terms and received a payment of $0.6 million from one employee as further discussed in Note 12 – Subsequent Events.

     In September 2002, we extended the $0.1 million loan to an employee through March 12, 2003 in accordance with the severance agreement executed for termination. The employee received a forgiveness of six thousand dollars of interest and the annual interest rate was reduced from 6.5% to 6.0%. We have no collateral for this loan.

8.     COMMITMENTS AND CONTINGENCIES

     We have disputed billings, access and transport charges from certain inter-exchange carriers (“IXCs”) and incumbent local exchange carriers (“ILECs”). We contend that the invoicing and billings of access charges were not in accordance with the interconnection, service level, or tariff agreements entered between us and certain IXCs and ILECs. We have not paid a portion of these disputed amounts and management believes that we will prevail in these disputes. At September 30, 2002, the disputed amounts not recorded in the financial statements were approximately $15.3 million.

     For MCI customers provisioned using our company code we are the customer of record for the regional bell operating companies’ wholesale billing. It is very likely that the state commissions would require us to continue providing services to MCI’s customers for at least the 90-day period contained in the guidelines described below, regardless of whether MCI continues its relationship with these customers.

     On July 21, 2002, WorldCom, Inc. (“WorldCom”) and certain of its subsidiary corporations, including MCI, filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code. Under the Bankruptcy Code, a vendor that provides post-petition goods or services to a debtor on a continuous basis is entitled to payment for those goods and services on a timely basis if the debtor wants the vendor to continue supplying the goods or services. Neither the Bankruptcy Code nor the applicable case law requires vendors to provide post-petition goods and services to a debtor without payment. The Bankruptcy Code also entitles a debtor to reject “executory” contracts, that is, contracts where some future act remains to be done, as in the case of our contract with MCI. A party to a rejected contract may be entitled to damages from the debtor for breach of contract. However, such a claim would likely be an unsecured claim. WorldCom’s bankruptcy case is in its early stages. Although MCI has paid us in a timely manner since its bankruptcy filing, we have no assurance that MCI has the resources to pay its vendors on a timely basis. Additionally, we have no indication that MCI intends to reject our contract.

     Under the New York Public Service Commission’s (“Commission”) mass migration guidelines, when a local exchange carrier discontinues service its customers must have the ability to migrate to another carrier without interruption of service. Carriers are required to file an exit plan with the Commission at least 90 days in advance of discontinuance of service, or must demonstrate that 90 days’ notice was not feasible. Customers must be notified not less than 60 days prior to discontinuance of service, and a second notice must be provided if the customer has not taken action to change to a new provider. Other states in which MCI and we operate are developing similar rules for carriers exiting markets, generally using the Commission’s guidelines as a framework.

     In July 2002, we renegotiated an agreement with a service firm that provides us with new customer provisioning services through electronic bonding with the incumbent local exchange carriers. “Provisioning” is the process whereby we are established as the customer’s primary local and long distance telephone provider. Under this agreement, we have committed to minimum cash payments, subject to certain adjustments, of approximately $3.6, $14.5, and $15.7 million for the remainder of 2002 and the years ending December 31, 2003 and 2004, respectively. We make payments monthly according to the contract. This contract provides, under certain circumstances, for early termination and severance fees for such action.

9.     COMPUTATION OF NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Incremental shares of common stock equivalents are not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.

     Net loss per share is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic and diluted net loss per share:
Net loss	$(4,962)	$(11,855)	$(15,310)	$(137,178)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(3,969)	(5,278)	(11,761)	(10,869)
Less deemed dividend related to beneficial conversion feature	(47)	(8,885)	(139)	(8,885)

Net loss attributable to common stockholders	$(8,978)	$(26,018)	$(27,210)	$(156,932)

Weighted average common shares outstanding	35,191,836	33,982,665	34,861,229	33,885,022

Basic and diluted net loss per share	$(0.26)	$(0.77)	$(0.78)	$(4.63)

     The following table outlines the shares of common stock equivalents that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted net loss per share:

	Nine Months Ended
	September 30,

	2002	2001

Unexercised stock options	10,097,263	10,931,225
Unexercised warrants	10,677,444	10,440,723
Mandatorily redeemable convertible preferred stock convertible into common shares	28,117,195	25,298,188

Total potentially dilutive shares of common stock equivalents	48,891,902	46,670,136

10.      LEGAL AND REGULATORY PROCEEDINGS

     During June and July 2001, three separate class action lawsuits were filed against us, certain of our current and former directors and officers (the “D&Os”) and firms engaged in the underwriting (the “Underwriters”) of our initial public offering of stock (the “IPO”). The lawsuits, along with approximately 310 other similar lawsuits filed against other issuers arising out of initial public offering allocations, have been assigned to a Judge in the United States District Court for the Southern District of New York for pretrial coordination. The lawsuits against us have been consolidated into a single action. A consolidated amended complaint was filed on April 20, 2002. A Second Corrected Amended Complaint (the “Amended Complaint”), which is the operative complaint, was filed on July 12, 2002.

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

     On September 20, 2002 one of our shareholders, Metropolitan Nashville Employee Benefit Board (“Metro Nashville”), filed suit against us alleging that we wrongfully and improperly delayed providing them with a stock certificate and that during the time of such delay our stock price plummeted and they were unable to sell or take steps to protect the value of their shares. Metro Nashville seeks compensatory damages in excess of $18 million, plus interest, and punitive damages of $18 million. We filed a motion to dismiss on October 14, 2002. On November 7, 2002, Metro Nashville filed a memorandum in opposition to our motion to dismiss. A hearing on our motion is pending. We believe the lawsuit is without merit and intend to oppose the allegations vigorously.

     On August 6, 2002, we filed a complaint against Southwestern Bell Telephone Company (“SWBT”) before the Public Utility Commission of Texas (“PUCT”), requesting that the PUCT enjoin SWBT from disconnecting our access to customers in Texas on the basis of a billing dispute between the parties. The billing dispute centered on whether we owed SWBT certain amounts for alternatively billed service from SWBT retail customers to our retail customers. On August 23, 2002, the PUCT issued, in part, the injunctive relief requested by us, making clear that service not be interrupted. Since that injunction, we and SWBT have been involved in a dispute resolution process over these and other billing disputes between SWBT and SBC affiliates of SWBT. There is no assurance that these and other disputes with SWBT and other SBC affiliates will be resolved without resort to further litigation and potential disruption to service.

     We recently transferred the listing of our common shares from the Nasdaq National Market to the Nasdaq SmallCap Market. Among other requirements for our continued listing on the Nasdaq SmallCap Market we must have a market value of our listed securities exceeding $35 million and maintain a minimum bid price of not less than $1.00 per share.

     On February 27, 2002, the New York Public Service Commission (the “Commission”) approved a settlement, which reduced the prices that we and other competitive local exchange carriers pay for unbundled network elements and expanded the availability of those elements. Specifically, rates for the elements comprising the monthly recurring unbundled network element platform were reduced by approximately $8 to $9 per month per subscriber, on average. These rate decreases took effect on March 1, 2002. In addition, the Commission directed Verizon to provide bill credits to us in the amount of approximately $9.0 million to implement retroactive rate decreases for unbundled local switching. We recorded the full impact of this credit as a reduction to our network operations expense during the second quarter of 2002. We have received $6.7 million of this credit as of September 30, 2002, and should receive the remaining portion of the $9.0 million credit during the fourth quarter of 2002.

     In the ordinary course of business, we are involved in legal and regulatory proceedings, disputes and tax audits at the federal, state and local level that are generally incidental to our operations. In addition, from time to time, we are the subject of customer and vendor complaints filed with the state utility commissions of the states in which they operate or the Federal Communications Commission. Most complaints are handled informally and at this time there are no formal proceedings pending. While there can be no assurance of the ultimate disposition of incidental legal proceedings or customer complaints, we do not believe their disposition will have a material adverse effect on our consolidated results of operations or financial position.

11.     SEGMENT REPORTING

     We have two reportable operating segments: Consumer Services and Wholesale Services.

     The consumer services segment includes our Z-LineHOME and Z-LineBUSINESS services that offer bundled local and long-distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet and certain personal digital assistants. We offer Z-LineHOME in 46 states and Z-LineBUSINESS in 16 states. Our customers are concentrated primarily in metropolitan areas in 11 states for both our Z-LineHOME and Z-LineBUSINESS services. This operating segment also includes our Touch 1 residential long-distance offering that is available nation-wide.

     The wholesale services segment allows companies to offer telephone exchange and enhanced services to residential and small business customers. This service is currently available in 46 states and MCI is our primary customer for this offering.

     The following summarizes the financial information concerning our reportable operating segments:

	For the three months ended			For the nine months ended
	September 30, 2002			September 30, 2002

	Consumer	Wholesale		Consumer	Wholesale
	Services	Services	Consolidated	Services	Services	Consolidated

Revenues	$46,688	$12,027	$58,715	$159,527	$18,681	$178,208
Operating income (loss)	$(8,898)	$3,771	$(5,127)	$(18,737)	$3,775	$(14,962)
Depreciation and amortization	$5,596	$573	$6,169	$16,841	$910	$17,751
Segment net income (loss)	$(8,733)	$3,771	$(4,962)	$(19,085)	$3,775	$(15,310)
Capital expenditures	$1,609	$328	$1,937	$5,799	$7,907	$13,706

     We had $99.0 and $10.3 million of identifiable assets at September 30, 2002 for our consumer and wholesale services segments, respectively.

12.     SUBSEQUENT EVENTS

     In October 2002, we extended and changed the terms of an employee loan of approximately $0.3 million originally due December 31, 2002. The changes to the terms include rolling the unpaid interest into the principal, reducing the interest rate from 8% to 5% and requiring monthly payments of the loan with a balloon payment for the unpaid principal due on November 22, 2004. The employee pledged shares of our stock, owned outright by the employee, as collateral for the loan.

     In October 2002, we established new payment terms with an employee to make eight quarterly payments beginning in December 2002 with a balloon payment for the remaining balance on December 2, 2004. Interest accrues on the unpaid balance at an annual rate of 5%. The employee pledged shares of our stock, owned outright by the employee, as collateral for the loan.

     On November 1, 2002, we significantly amended the terms of our agreement with MCI. This amendment was made as a result of MCI’s bankruptcy filing on July 21, 2002. The significant financial changes in this amendment are the elimination of the $50 million limited-term technology license fee, increases to various fees calculated on a per minute and per line basis, certain additional fees for services provided, a reduction to the monthly minimum payments, and forgiveness of certain amounts to be repaid to MCI. We are in the process of reviewing these changes to determine the impact on our accounting policy for the revised contract.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                   OF OPERATIONS.

     You should read the following discussion together with the consolidated financial statements and related notes and other sections of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of certain factors. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, rapid expansion, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, dependence on key personnel, dependence on key wholesale customers, uncertainty of government regulation, legal and regulatory uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement. In addition to these factors, other factors that could affect our financial results are described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2002.

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

     We began providing our wholesale services during the first quarter of 2002. This service provides other companies with the opportunity to provide local, long-distance and enhanced telephone services to residential and small business customers by utilizing our telephone exchange services, enhanced services platform, infrastructure and back-office operations.

CONSOLIDATED RESULTS OF OPERATIONS

     The following is a discussion of significant changes in our results of operations, which occurred in the three and nine months ended September 30, 2002 compared to the same periods in the prior year. The following tables summarize the approximate changes in selected operating items and include dollar changes, percentage changes and percent of revenues to facilitate our discussions that follow.

	For the three months ended		Amount	Percentage
	September 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2002	2001	(Unfavorable)	(Unfavorable)	2002	2001

Revenues	$58.7	$68.6	$(9.9)	(14.4)%	100.0%	100.0%

Operating expenses:
Network operations	23.8	38.3	14.5	37.9%	40.5%	55.8%
Sales and marketing	2.3	3.9	1.6	41.0%	3.9%	5.7%
General and administrative	31.5	33.3	1.8	5.4%	53.7%	48.6%
Asset impairment charge	—	—	—	—%	—%	—%
Restructuring Charge	—	—	—	—%	—%	—%
Depreciation and amortization	6.2	5.3	(0.9)	(17.0)%	10.6%	7.7%

Total operating expenses	63.8	80.8	17.0	21.0%	108.7%	117.8%

Operating loss	(5.1)	(12.2)	7.1	58.2%	(8.7)%	(17.8)%

Nonoperating income (loss):
Interest and other income	1.1	1.5	(0.4)	(26.7)%	1.9%	2.2%
Interest and other expense	(1.0)	(1.2)	0.2	16.7%	(1.7)%	(1.7)%

Total nonoperating income	0.1	0.3	(0.2)	(66.7)%	0.2%	0.5%

Net loss	(5.0)	(11.9)	6.9	58.0%	(8.5)%	(17.3)%
Less mandatorily redeemable convertible preferred stock dividends and accretion	(4.0)	(5.2)	1.2	23.1%	(6.8)%	(7.6)%
Less deemed dividend related to beneficial conversion feature	—	(8.9)	8.9	100.0%	—%	(13.0)%

Net loss attributable to common stockholders	$(9.0)	$(26.0)	$17.0	65.4%	(15.3)%	(37.9)%

EBITDA	$1.1	$(6.9)	$8.0	115.9%	1.9%	(10.1)%

	For the nine months ended		Amount	Percentage
	September 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2002	2001	(Unfavorable)	(Unfavorable)	2002	2001

Revenues	$178.2	$216.8	$(38.6)	(17.8)%	100.0%	100.0%

Operating expenses:
Network operations	69.9	123.3	53.4	43.3%	39.2%	56.9%
Sales and marketing	9.4	25.5	16.1	63.1%	5.3%	11.8%
General and administrative	92.1	130.7	38.6	29.5%	51.7%	60.2%
Asset impairment charge	1.1	59.2	58.1	98.1%	0.6%	27.3%
Wholesale development costs	1.0	—	(1.0)	(100.0)%	0.5%	—%
Restructuring charge	1.9	—	(1.9)	(100.0)%	1.1%	—%
Depreciation and amortization	17.8	17.8	—	—%	10.0%	8.2%

Total operating expenses	193.2	356.5	163.3	45.8%	108.4%	164.4%

Operating loss	(15.0)	(139.7)	124.7	89.3%	(8.4)%	(64.4)%

Nonoperating income (loss):
Interest and other income	2.7	5.8	(3.1)	(53.4)%	1.5%	2.6%
Interest and other expense	(3.0)	(3.3)	0.3	9.1%	(1.7)%	(1.5)%

Total nonoperating income (loss)	(0.3)	2.5	(2.8)	(112.0)%	(0.2)%	1.1%

Net loss	(15.3)	(137.2)	121.9	88.8%	(8.6)%	(63.3)%
Less mandatorily redeemable convertible preferred stock dividends and accretion	(11.8)	(10.8)	(1.0)	(9.3)%	(6.6)%	(5.0)%
Less deemed dividend related to beneficial conversion feature	(0.1)	(8.9)	8.8	98.9%	(0.1)%	(4.1)%

Net loss attributable to common stockholders	$(27.2)	$(156.9)	$129.7	82.7%	(15.3)%	(72.4)%

EBITDA	$2.8	$(121.9)	$124.7	102.3%	1.6%	(56.2)%

     During 2001 and 2002, several events occurred which significantly affected the comparability of our operating results. Those events include the following:

	Three months ended September 30, 2002				Nine months ended September 30, 2002

		Net Loss				Net Loss
		Attributable				Attributable
	Net Income	to Common			Net Income	to Common
	(Loss)	Stockholders	EBITDA	EPS	(Loss)	Stockholders	EBITDA	EPS

Reported amounts	$(5.0)	$(9.0)	$1.1	$(0.26)	$(15.3)	$(27.2)	$2.8	$(0.78)
Non-recurring items:
Retroactive reduction to network access rates	—	—	—	—	(9.0)	(9.0)	(9.0)	(0.26)
Restructuring charge	—	—	—	—	1.9	1.9	1.9	0.05
Asset impairment	—	—	—	—	1.1	1.1	1.1	0.03
WorldCom bankruptcy	—	—	—	—	1.3	1.3	1.3	0.04
Wholesale development costs	—	—	—	—	1.0	1.0	1.0	0.03

Total impact of non-recurring items	—	—	—	—	(3.7)	(3.7)	(3.7)	(0.11)

Normalized amounts	$(5.0)	$(9.0)	$1.1	$(0.26)	$(19.0)	$(30.9)	$(0.9)	$(0.89)

	Three months ended September 30, 2001				Nine months ended September 30, 2001

		Net Loss				Net Loss
		Attributable				Attributable
	Net Income	to Common			Net Income	to Common
	(Loss)	Stockholders	EBITDA	EPS	(Loss)	Stockholders	EBITDA	EPS

Reported amounts	$(11.9)	$(26.0)	$(6.9)	$(0.77)	$(137.2)	$(156.9)	$(121.9)	$(4.63)
Non-recurring items:
Asset impairment	—	—	—	—	59.2	59.2	59.2	1.75
Write-down of accounts receivable	—	—	—	—	29.9	29.9	29.9	0.88

Total impact of non-recurring items	—	—	—	—	89.1	89.1	89.1	2.63

Normalized amounts	$(11.9)	$(26.0)	$(6.9)	$(0.77)	$(48.1)	$(67.8)	$(32.8)	$(2.00)

		Net Loss				Net Loss
		Attributable				Attributable
	Net Income	to Common			Net Income	to Common
	(Loss)	Stockholders	EBITDA	EPS	(Loss)	Stockholders	EBITDA	EPS

Change in normalized amounts (2002 vs. 2001)	$6.9	$17.0	$8.0	$0.51	$29.1	$36.9	$31.9	$1.1
% change of normalized amounts	58%	65%	116%	66%	60%	54%	97%	56%

     Retroactive reduction to network access rates — Represents a one-time retroactive reduction of rates we pay for unbundled network elements (“UNEs”) in the state of New York.

     Restructuring charge — Represents restructuring related costs for actions taken to reduce operating costs. These costs include severance related costs and lease termination costs associated with the reduction in force and closing of our call centers.

     Asset impairment — The 2002 costs represent the impairment of assets sold in conjunction with the closing of our call centers, which is related to the restructuring plan noted above. The 2001 amounts include the impairment of goodwill and other minor assets associated with our April 2000 purchase of Touch 1 Communications, Inc.

     WorldCom bankruptcy — We recorded additional allowance amounts and ceased recording revenue related to carrier access billings to WorldCom. These charges relate solely to our exposure in the consumer services segment, not our wholesale agreement with MCI.

     Wholesale development costs — During the first quarter of 2002, we incurred certain costs related to initiating our wholesale services offerings.

     Write-down of accounts receivable — In 2001, we recorded a charge to write-down accounts receivable associated with approximately 90,000 of our subscribers.

OPERATING RESULTS

     Revenues. Revenues decreased by $9.9 million to $58.7 million for the quarter ended September 30, 2002, compared to $68.6 million for the same period in the prior year. The decrease is attributable to a decrease in customers in the consumer services segment, offset by revenues of $12.0 million generated by the new wholesale services segment.

     Revenues decreased by $38.6 million to $178.2 million for the nine months ended September 30, 2002, compared to $216.8 million for the same period in the prior year.

     The decreases in revenues is attributable to a decrease in customers in the consumer services segment, offset by revenues of $12.0 and $18.7 million for the three and nine months ended September 30, 2002, respectively, generated by the new wholesale services segment. These decreases of revenue were the result of reduced sales and marketing to conserve our cash combined with the reduction of non-performing customers.

     Network Operations. Network operations expense decreased by $14.5 million to $23.8 million for the quarter ended September 30, 2002, compared to $38.3 million for the same period in the prior year.

     Network operations expense decreased by $53.4 million to $69.9 million for the nine months ended September 30, 2002, compared to $123.3 million for the same period in the prior year.

     Network operations expense has decreased as a percentage of revenue and total dollars. The decrease in total dollars is a result of decreased lines for the periods presented. We expect network operations to begin to increase in total dollars during 2003 as we expect to increase our consumer and wholesale customer base. The decrease as a percentage of revenues has been driven by our wholesale segment’s reporting of revenue on a gross basis and certain reductions to UNE pricing in the states we provide service, including the $9.0 non-recurring retroactive rate reduction experienced in New York.

     Sales and Marketing. Sales and marketing expense decreased $1.6 million to $2.3 million for the quarter ended September 30, 2002, compared to $3.9 million for the same period in the prior year.

     Sales and marketing expense decreased $16.1 million to $9.4 million for the nine months ended September 30, 2002, compared to $25.5 million for the same period in the prior year.

     Our continued focus on conserving cash and improving the quality of our subscribers resulted in reduced sales and marketing expense. The restructuring of our consumer services segment in April 2002 also reduced sales and marketing expense. We decreased spending on radio, billboard, and television advertising during 2002.

     Although the closure of our North Dakota call centers in April 2002 will reduce our sales and marketing expense for the remainder of 2002, we are likely to reinvest this savings into our Z-LineHOME, Z-LineBUSINESS and wholesale services offerings in future quarters. We expect to invest in television, print, and radio advertising and increase our agent sale programs in the near future, in an attempt to increase our Z-LineHOME subscriber base. We have sales representatives in five major cities to market our Z-LineBUSINESS services. We have established a business development group to market all of our service offerings to potential affiliate marketing groups and build our wholesale services business. Sales and marketing expense should increase slightly during the last quarter of 2002 compared to the current quarter.

     General and Administrative. General and administrative expense decreased $1.8 million to $31.5 million for the quarter ended September 30, 2002, compared to $33.3 million for the same period in the prior year.

     General and administrative expense decreased $38.6 million to $92.1 million for the nine months ended September 30, 2002, compared to $130.7 million for the same period in the prior year. Excluding the non-recurring accounts receivable write-off of $29.9 million, general and administrative expense decreased $8.7 million for the nine months ended September 30, 2002 compared to $100.8 million for the same period in the prior year.

     Although general and administrative costs decreased in total dollars, as a percentage of total revenue general and administrative expense was 53.7% and 51.7% for the three and nine months ended September 30, 2002, respectively, compared to 48.6% and 46.5% for the same period in the prior year, excluding the non-recurring $29.9 million accounts receivable write-off in 2001. We anticipate that the growth of our wholesale services and the focus on improved subscriber economics for our residential and small business services, combined with an increased utilization of fixed costs within our business will drive down general and administrative expenses as a percentage of revenues during 2003.

     Asset impairment charge. Asset impairment charges decreased $58.1 million to $1.1 million for the nine months ended September 30, 2002, compared to $59.2 million for the same periods in the prior year. The charges in the current year are due to the closure of consumer services call centers.

     Asset impairment charge. In accordance with SFAS No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” management assesses on an ongoing basis whether there has been impairment in the carrying value of its long-lived assets. As a result of management’s decision in the second quarter of 2002 to enhance future cash flow and operating earnings we decided to close the remaining call centers in North Dakota acquired from Touch 1 Communications, Inc. (“Touch 1”). In April of 2002 we announced a restructuring plan that included a reduction in force and the closure of the North Dakota call centers resulting in approximately $1.1 million in property, plant, and equipment being sold in conjunction with the settlement of the leases in these locations resulting in a loss of $1.1 million.

     In the second quarter of 2001 we sold certain telemarketing centers in North Dakota. We recorded an impairment charge of $59.2 million for the nine months ended September 30, 2001. This impairment was composed of a $54.9 million charge to our intangible assets for the change in the carrying value of the intangibles after the sale of our call centers, $3.0 million relating to unrealizable software and development projects, $0.9 million of worthless telemarketing property and equipment and $0.4 million of securities deemed to be worthless for the three and nine months ended September 30, 2001.

     Wholesale development costs. The initiation of our wholesale services offerings, during the first quarter of 2002, resulted in wholesale development or $1.0 million for the nine months ended September 30, 2002.

     Restructuring charge. We recorded a restructuring charge related to the consumer services segment of $1.9 million for the nine months ended September 30, 2002.

     In April of 2002, we approved and implemented a restructuring to enhance our future cash flows and operating earnings. The restructuring included a reduction of force coupled with the closure of our North Dakota call centers and our New York sales office. In accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” the restructuring costs were recognized as liabilities at the time management committed us to the plan. Management determined that these costs provided no future economic benefit to us.

     The restructuring charges include termination benefits, lease abandonment and lease settlement costs. All termination benefits were paid as of September 30, 2002. In addition, we agreed to a settlement to exit the two leases for our call centers in North Dakota as of July 1, 2002. We have recorded a lease abandonment charge representing the future lease payments for our New York office as a liability and will make payments through August 2005.

     Depreciation and Amortization. Depreciation and amortization expense increased $0.9 million to $6.2 million for the quarter ended September 30, 2002, compared to $5.3 million for the same period in the prior year.

     Depreciation and amortization expense was $17.8 million for both nine month periods ended September 30, 2002 and 2001.

     The increase in depreciation and amortization is primarily a result of our investment in capital assets during the first half of 2002 in conjunction with our wholesale services business.

     Interest and Other Income. Interest and other income decreased $0.4 million to $1.1 million for the quarter ended September 30, 2002, compared to $1.5 million for the same period in the prior year.

     Interest and other income decreased $3.1 million to $2.7 million for the nine months ended September 30, 2002, compared to $5.8 million for the same period in the prior year.

     Other income is primarily comprised of late fees charged to our subscribers. The decrease for three and nine months ended September 30, 2002 was primarily due to an overall decrease in subscribers compared to the same period in 2001, resulting in smaller late payment fees being assessed to subscribers.

     Interest and Other Expense. Interest and other expense decreased $0.2 million to $1.0 million for the quarter ended September 30, 2002, compared to $1.2 million for the same period in the prior year.

     Interest and other expense decreased $0.3 million to $3.0 million for the nine months ended September 30, 2002, compared to $3.3 million for the same period in the prior year.

     The small decrease in interest expense is a result of reduced sales of receivables and the costs associated with those transactions offset by an increase in late payment fees for extending payments with certain vendors beyond their standard payment terms. We anticipate interest expense remains relatively flat in the future unless we are able to obtain additional or new funding sources and to the extent we are able to finance our capital expenditures.

     Income Tax Expense. No provision for federal or state income taxes has been recorded due to the full valuation allowance recorded against the deferred tax asset for the three and nine months ended September 30, 2002 and 2001.

     Net Loss. Net loss improved by $6.9 million to a net loss of $5.0 million for the quarter ended September 30, 2002, compared to a net loss of $11.9 million for the same period in the prior year.

     Net loss improved by $121.9 million to $15.3 million for the nine months ended September 30, 2002, compared to a net loss of $137.2 million for the same period in the prior year.

     Excluding significant non-recurring items for the periods presented, as outlined in the table at the beginning of this section, net loss improved by $29.1 million to a net loss of $19.0 million for the nine months ended September 30, 2002, compared to a net loss of $48.1 million for the same period in the prior year.

     The improvement to net loss was primarily a result of decreased expenses, as discussed above.

     Net Loss Attributable to Common Stockholders. Our net loss attributable to common stockholders improved by $17.0 million to net loss of $9.0 million for the quarter ended September 30, 2002, compared to $26.0 million for the same period in the prior year.

     Net loss attributable to common stockholders improved by $129.7 million to a net loss of $27.2 million for the nine months ended September 30, 2002, compared to $156.9 million for the same period in the prior year.

     Excluding significant non-recurring items for the periods presented, as outlined in the table at the beginning of this section, net loss attributable to common stockholders improved by $36.9 million to a net loss of $30.9 million for the nine months ended September 30, 2002, compared to a loss of $67.8 million for the same period in the prior year.

     EBITDA. Many securities analysts use the measure of earnings before deducting interest, income taxes, depreciation and amortization, also commonly referred to as “EBITDA,” as a way of evaluating financial performance. EBITDA is not a measure under accounting principles generally accepted in the United States of America (“GAAP”), is not meant to be a replacement for GAAP and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. We have included EBITDA data because it is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results.

     Our EBITDA improved by $8.0 million to positive EBITDA of $1.1 million for the quarter ended September 30, 2002, compared to negative EBITDA of $6.9 million for the same period in the prior year.

     Our EBITDA improved by $124.7 million to positive EBITDA of $2.8 million for the nine months ended September 30, 2002, compared to negative EBITDA of $121.9 million for the same period in the prior year.

     Excluding significant non-recurring items for the periods presented, as outlined in the table at the beginning of this section, EBITDA improved by $31.9 million to a negative EBITDA of $0.9 million for the nine-months ended September 30, 2002, compared to negative EBITDA of $32.8 million for the same period in the prior year.

     We expect to continue our improvement to EBITDA compared to prior year periods. Although we anticipate future positive EBITDA, we have to manage several risks and uncertainties including, but not limited to, how the bankruptcy of MCI is resolved, our ability to increase our residential and small business subscriber bases through sales and marketing channels and the ability to further develop our wholesale services. We anticipate the contribution of additional revenue streams from our small business, residential and wholesale services coupled with the reduction in costs we have undertaken in the last year to result in the achievement of positive EBITDA for the fourth quarter of 2002 and during 2003.

RESULTS BY SEGMENT

       The following table outlines our reportable segments and will facilitate our discussion of our results by segment that follow.

	Three Months Ended			Nine Months Ended
	September 30, 2002			September 30, 2002

	Consumer	Wholesale		Consumer	Wholesale
	Services	Services	Consolidated	Services	Services	Consolidated

Revenues	$46.7	$12.0	$58.7	$159.5	$18.7	$178.2

Operating expenses:
Network operations	18.9	4.9	23.8	62.9	7.0	69.9
Sales and marketing	2.3	—	2.3	9.4	—	9.4
General and administrative	28.7	2.8	31.5	85.2	7.0	92.2
Asset impairment charge	—	—	—	1.1	—	1.1
Wholesale development costs	—	—	—	1.0	—	1.0
Restructuring charge	—	—	—	1.9	—	1.9
Depreciation and amortization	5.6	0.6	6.2	16.8	0.9	17.7

Total operating expenses	55.5	8.3	63.8	178.3	14.9	193.2

Operating loss	$(8.8)	$3.7	$(5.1)	$(18.8)	$3.8	$(15.0)

     CONSUMER SERVICES

     Revenues. Revenues decreased by $21.9 million to $46.7 million for the quarter ended September 30, 2002, compared to $68.6 million for the same period in the prior year. The decrease in revenue is attributable to a decrease in Z-Line and Touch 1 long-distance customers for the quarter ended September 30, 2002, compared to the same period in the prior year. Z-Line and Touch 1 contributed $42.5 and $4.2 million, respectively, of revenue for the quarter ended September 30, 2002 compared to $63.1 and $5.5 million for the same period last year.

     Revenues decreased by $57.3 million to $159.5 million for the nine months ended September 30, 2002, compared to $216.8 million for the same period in the prior year.

     The decrease in revenue is attributable to a decrease in Z-Line and Touch 1 long-distance customers for the nine months ended September 30, 2002, compared the same period in the prior year. Z-Line and Touch 1 contributed $150.6 and $8.9 million, respectively, of revenue for the nine months ended September 30, 2002 compared to $198.7 and $18.1 million for the same period last year.

     The reduction in lines was a result of our focus on eliminating poor paying customers and increasing the stringency of customer acceptance. We also reduced our sales and marketing efforts for the three and nine months ended September 30, 2002 compared to the same periods in the prior year.

     Z-LineHOME lines decreased 59,000 lines to 201,000 lines as of September 30, 2002 compared to 260,000 lines as of September 30, 2001.

     We expect Z-LineHOME to continue to increase as a percentage of revenue relative to our Touch 1 (1+) Long Distance Services but decrease as a percentage of total revenue as we expect growth in our wholesale services operating segment. We also expect our Z-LineBUSINESS services to begin to contribute to future revenues.

     Network Operations. Network operations expense decreased by $19.4 million to $18.9 million for the three months ended September 30, 2002, compared to $38.3 million for the same period in the prior year. Our consumer services gross margin percentage increased to 59.5% for the quarter ended September 30, 2002 compared to 44.2% for the same period in the prior year.

     Network operations expense decreased by $60.4 million to $62.9 million for the nine months ended September 30, 2002, compared to $123.3 million for the same period in the prior year. Included in this decrease is the $9.0 million non-recurring retroactive rate reduction for UNEs in New York. Our consumer services gross margin percentage increased to 54.9% for the nine months ended September 30, 2002, excluding the $9.0 million non-recurring retroactive rate reduction, compared to 43.1% for the same period in the prior year.

     The overall decrease in network operations expense is a result of fewer subscribers for both our Z-LineHOME and Touch 1 long-distance service offerings. The increases in gross margin is primarily attributable to the New York Public Service Commission imposed rate reduction to the UNE pricing, which became effective March 1, 2002. This reduction to UNE rates in New York, the state in which we have our largest concentration of customers, lowered our overall cost to provide services to customers in New York. This reduction resulted in an increased gross margin percentage during the three and nine months ended September 30, 2002. We have also experienced a reduction to UNE pricing in other states as the deregulation of telecommunication continues to progress.

     General and Administrative. General and administrative expense decreased by $4.6 million to $28.7 million for the three months ended September 30, 2002, compared to $33.3 million for the same period in the prior year.

     General and administrative expense decreased by $45.5 million to $85.2 million for the nine months ended September 30, 2002, compared to $130.7 million for the same period in the prior year. Excluding a non-recurring write-off of $29.9 million of accounts receivable, general and administrative expense decreased $15.6 million on a normalized comparison.

     The decrease in general and administrative expense for the three and nine months is discussed in the consolidated discussions.

     Depreciation and Amortization. Depreciation expense increased $0.3 million to $5.6 million for the quarter ended September 30, 2002 compared to $5.3 million for the same period in the prior year.

     Depreciation and amortization expense decreased $1.0 million to $16.8 million for the nine months ended September 30, 2002 compared to $17.8 million for the same period in the prior year.

     The decrease in depreciation and amortization is primarily a result of our sale of equipment as a result of closing our North Dakota call centers in the second quarter of 2001. In addition, the write-off of $54.9 million of goodwill in the second quarter of 2001 led to decreased amortization expense during the first two quarters of 2002. We anticipate limited purchases of computer equipment, switching equipment, furniture and leasehold improvements in connection with our consumer service offering. We expect depreciation and amortization expense should stay relatively constant over the remainder of 2002 and small increases during 2003.

     WHOLESALE SERVICES

     Revenues. Our wholesale services contributed $12.0 and $18.7 million of revenue for the three and nine months ended September 30, 2002, respectively, or 20.4% and 10.5% of total revenue for the three and nine months ended September 30, 2002, respectively. The second quarter of 2002 was the first time we generated wholesale services revenue.

     Network Operations. Network operations expense was $4.9 and $7.0 million for the three and nine months ended September 30, 2002, respectively.

     General and Administrative. General and administrative expense was $2.8 and $7.0 million for the three and nine months ended September 30, 2002, respectively. This expense is comprised of the expense to provision, bill, and support the wholesale services. We expect general and administrative expenses to vary depending on our ability to attract new wholesale customers and the growth of our existing wholesale customers.

     Wholesale development costs. Wholesale development costs increased $1.0 million to $1.0 million for the nine months ended September 30, 2002, compared to $0.0 million for the same period in the prior year.

     We expensed the costs related to our wholesale business as incurred, with the exception of certain internal-use software development costs that qualified for capitalization. We have incurred approximately $1.0 million of start-up costs for launch of our wholesale services.

     On November 1, 2002, our agreement with MCI was substantially amended. We are in the process of assessing the accounting impact of this amendment, but we do not anticipate any changes to periods already reported upon.

LIQUIDITY AND CAPITAL RESOURCES

     The competitive local telecommunications service business is traditionally considered to be a capital intensive business owing to the significant investments required in fiber optic communication networks and the collocation of switching and transmission equipment in incumbent local exchange carriers’ central offices. Although we will continue with our capital expenditures, we do not expect that the growth of our business will require the levels of capital investment in fiber optics and switches that existed in historical facilities-based telecommunication models. Instead, we will devote significant amounts of our capital resources to continued operations, software development and marketing efforts that we have designed to achieve rapid penetration of our target markets.

     We have incurred accumulated losses since our inception as a result of developing our business, research and development, building and maintaining network infrastructure and technology, sales and promotion of our services, and administrative expenditures. As of September 30, 2002, we had an accumulated deficit of $298.5 million and $13.5 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, a sale-leaseback credit facility, sales of accounts receivable and an initial public offering. We intend to continue building our organization in anticipation of future growth and believe that our operating expenditures will also continue to increase.

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

     We recently transferred the listing of our common shares from the Nasdaq National Market to the Nasdaq SmallCap Market. Among other requirements for our continued listing on the Nasdaq SmallCap Market we must have a market value of our listed securities exceeding $35 million and maintain a minimum bid price of not less than $1.00 per share.

     On February 27, 2002, the New York Public Service Commission (the “Commission”) approved a settlement, which reduced the prices that we and other competitive local exchange carriers pay for unbundled network elements and expanded the availability of those elements. Specifically, rates for the elements comprising the unbundled network element platform were reduced by approximately $8 to $9 per month per subscriber, on average. These rate decreases took effect on March 1, 2002. In addition, the Commission directed Verizon to provide bill credits to us in the amount of approximately $9.0 million to implement retroactive rate decreases for unbundled local switching. We have recorded the full impact of this credit as a reduction to our network operations expense. We have received $6.7 million of this credit as of September 30, 2002, and should be receiving the remaining portion of the $9.0 million credit during the fourth quarter of 2002.

     On March 20, 2002, we entered into a 48-month agreement with MCI WorldCom Communications, Inc. ("MCI") for providing wholesale telephone exchange services, ancillary services and a limited-term software license. The agreement is cancelable by either party after 18 months.

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

     As of September 30, 2002, we have recorded approximately $18.4 in revenue under the contract with MCI. Included in our consolidated balance sheet as of September 30, 2002 are approximately $5.6 and $4.3 million of long-term and short-term deferred revenue, respectively. These amounts represent advance billings under the contract. We expensed the costs related to our wholesale business as incurred, with the exception of certain internal-use software development costs that qualified for capitalization. We incurred approximately $1.0 million of start-up costs for our wholesale services, which are shown as wholesale development costs in the

Statement of Operations, and capitalized approximately $2.0 million in software development costs relating directly to our wholesale services efforts.

     On November 1, 2002 we significantly amended the terms of our agreement with MCI. This amendment was made as a result of MCI’s bankruptcy filing on July 21, 2002. Included in this amendment among other items was the elimination of the $50 million software license fee, increases to various fees calculated on a per minute and per line basis, certain additional fees for services provided, reduction to the monthly minimum payments, forgiveness of certain amounts to be repaid to MCI, and the shortening of the time to exit the contract to March of 2003. We are in the process of reviewing the amendments to the contract to determine the impact on our accounting policy for the revised contract.

     On July 21, 2002, WorldCom, Inc. (“WorldCom”) and certain of its subsidiary corporations, including MCI, filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code. Under the Bankruptcy Code a vendor that provides post-petition goods or services to a debtor on a continuous basis is entitled to payment for those goods and services on a timely basis if the debtor wants the vendor to continue supplying the goods or services. Neither the Bankruptcy Code nor the applicable case law requires vendors to provide post-petition goods and services to a debtor without payment. The Bankruptcy Code also entitles a debtor to reject “executory” contracts, that is contracts where some future act remains to be done, as in the case of our contract with MCI. A party to a rejected contract may be entitled to damages from the debtor for breach of contract. However, such a claim would likely be an unsecured claim. WorldCom’s bankruptcy case is in its early stages. Although MCI has paid us in a timely manner since its bankruptcy filing, we have no assurance that MCI has the resources to pay its vendors on a timely basis. Additionally, we have no indication that MCI intends to reject our contract.

     For MCI’s customers provisioned using our company code, we are the customer of record for the regional bell operating companies wholesale billing. It is very likely that the state commissions would require us to continue providing services to MCI’s customers for at least the 90-day period contained in the guidelines described below, regardless of whether MCI continues its relationship with these customers.

     Under the New York Public Service Commission’s (“Commission”) mass migration guidelines, when a local exchange carrier discontinues service its customers must have the ability to migrate to another carrier without interruption of service. Carriers are required to file an exit plan with the Commission at least 90 days in advance of discontinuance of service, or must demonstrate that 90 days’ notice was not feasible. Customers must be notified not less than 60 days prior to discontinuance of service, and a second notice must be provided if the customer has not taken action to change to a new provider. Other states in which MCI and we operate are developing similar rules for carriers exiting markets, generally using the Commission’s guidelines as a framework.

     In July 2002, we renegotiated an agreement with a service firm that provides us with new customer provisioning services through electronic bonding with the incumbent local exchange carriers. “Provisioning” is the process whereby we are established as the customer’s primary local and long distance telephone provider. Under this agreement, we have committed to minimum cash payments, subject to certain adjustments, of approximately $7.0, $14.5, and $15.7 million for the remainder of 2002 and the years ending December 31, 2003 and 2004, respectively. We make payments monthly according to the contract. This contract provides, under certain circumstances, for early termination and severance fees for such action.

     In July and August 2002, we made loans to two employees in the approximate amounts of $0.1 and $0.9 million. These loans were to cover margin balances and prevent the liquidation of the employees’ holdings of our common stock. The loans were demand loans bearing interest at an annual rate equal to the prime rate plus 2%. We established payment terms with one of these employees and received a payment of $0.6 million. Under the terms of the agreement for the remaining $0.3 million the employee will make eight quarterly payments beginning in December 2002 with a balloon payment for the remaining balance on December 2, 2004. Interest accrues on the unpaid balance at an annual rate of 5%. The employee pledged shares of our stock, owned outright by the employee, as collateral for the loan.

     In September 2002, we extended the $0.1 million loan to an employee through March 12, 2003 in accordance with the severance agreement executed for termination. The employee received a forgiveness of approximately six thousand dollars of interest and the annual interest rate was reduced from 6.5% to 6.0%. We have no collateral for this loan.

     In October 2002, we extended and changed the terms of an employee loan of approximately $0.3 million originally due December 31, 2002. The changes to the terms of the loan include rolling the unpaid interest into the principal, reducing the interest rate from 8% to 5% and requiring monthly payments of the loan with a balloon payment for the unpaid principal due on November 22, 2004. The employee pledged shares of our stock, owned outright by the employee, as collateral for the loan.

     Net cash provided by operating activities improved by $39.9 million to $13.0 million provided by operating activities for the nine months ended September 30, 2002, compared to net cash used in operating activities of $26.9 million for the same period in the prior year. The improvement to net cash provided by operating activities was primarily a result of the improvements of $121.9 to net loss and $9.2 million to operating assets and liabilities. These improvements were offset by non-cash charges totaling $91.2 million. The overall improvement to cash provided by operating activities was a result of the cost reduction measures that we have implemented during the last eighteen months.

     Included in our net cash provided by operating activities for the nine months ended September 30, 2002 was the sale of $108.5 million of receivables, for net proceeds of $85.6 million. This compared to the sale of $123.4 million of receivables, for net proceeds of $82.8 million for the nine months ended September 30, 2001. At September 30, 2002, a net receivable servicing asset of $9.8 million is included in accounts receivable and $3.8 million of advances on unbilled receivables are included in accounts payable and accrued liabilities. The costs relating to the agreement of $1.0 and $0.9 million are included in interest and other expense for the nine months ended September 30, 2002 and 2001, respectively.

     Our agreement with RFC allows us to sell up to $25 million of certain receivables, subject to a selection criteria utilized by RFC for receivables they agree to purchase. There are no minimum sales requirements under this agreement. RFC purchased receivables from us during the nine months ended September 30, 2002 at discount rates of 32% beginning in March 2002 and 23% prior to March. This rate is negotiated and may change according to collection experience. Our collection percentage since the inception of the agreement through September 30, 2002 is approximately 90%. Under the agreement we are responsible for the continued servicing of the receivables sold and any amount collected over the discount rate is paid to us by RFC for providing the servicing less certain fees. In July 2002, we renewed the RFC agreement for an additional two years under substantially similar terms.

     Our net cash used in investing activities increased by $3.7 million to $14.1 million for the nine months ended September 30, 2002, compared to $10.4 million for the same period in the prior year. This change is primarily a result of increased capital expenditures and software development for our wholesale services segment. Also included in this change is the issuance of $1.0 million of notes receivable and payments on notes in the amounts of $0.6 million during 2002 compared to $0.1 million of notes issuance for the same period in the prior year. We expect to make purchases of property and equipment in the future to meet the needs of our wholesale services. We anticipate flat to a small increase in capital expenditures during 2003 in comparison to 2002.

     Our net cash used in financing activities decreased by $15.3 million to $4.3 million used in financing activities for the nine months ended September 30, 2002, compared to $11.0 million provided by financing activities for the same period in the prior year. This change is primarily a result of the proceeds of $17.0 million in 2001 and no sales during 2002. This decrease was partially offset by a reduction of $2.0 million of debt payments during 2002 as a result of a balloon debt payment that was made in 2001. We expect to have a low amount of long-term debt going forward. Our existing debt is primarily fixed interest that is payable in monthly installments.

     Our short-term liquidity relies heavily upon our accounts receivable agreement, cash used or provided from operations, cash management strategies, our wholesale service agreement with MCI and if needed, our ability to reduce certain discretionary capital and marketing expenses and the reduction of headcount to fulfill any short term cash requirements. We have historically had negative cash flows and although we have achieved positive EBITDA and expect to achieve positive cash flows during 2003 we also are aware of the risks, discussed throughout this document, of not achieving our goal.

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

     We will make investments in sales and marketing to build our overall “Z” brand, build strategic partnerships, and develop new service offerings in an attempt to attract new customers. We will focus on what we expect to be more attractive distribution channels, which are expected to result in an acceptable acquisition cost per subscriber. Sales and marketing will continue to be used as a discretionary expense to help us manage our overall liquidity.

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

ITEM 4.    CONTROLS AND PROCEDURES

    Evaluation of Controls and Procedures

     We maintain disclosure controls and procedures, which we have designed to ensure that material information related to us, including our consolidated subsidiaries, is made known to our disclosure committee on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures. Although we believe our pre-existing disclosure controls and procedures were adequate to enable us to comply with our disclosure obligations, as a result of such review, we implemented minor changes, primarily to formalize and document the procedures already in place. We also established a disclosure committee, which consists of certain members of our management.

     After the formation of our disclosure committee and within 90 days prior to the filing of this report, the disclosure committee carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, D. Gregory Smith, and Chief Financial Officer, Horace J. Davis, III, of the effectiveness of the design and operation of the our disclosure controls and procedures. Based upon that evaluation, Mr. Smith and Mr. Davis concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized, and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with its SEC disclosure obligations.

    Changes in Controls and Procedures

     There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

PART II

ITEM 1.    LEGAL PROCEEDINGS

     Case No. 8:02 CV 1708 T 27 MS The Metropolitan Government of Nashville and Davidson County, Tennessee, suing on behalf of Metropolitan Nashville Employee Benefit Board vs. Z-Tel Technologies, Inc. in the United States District Court for the Middle District of Florida filed September 20, 2002.

     The foregoing lawsuit has been filed against us. Metropolitan Nashville Employee Benefit Board ("Metro Nashville") is our common shareholder. Metro Nashville alleges that we wrongfully and improperly delayed providing them with a stock certificate and that during the time of such delay our stock price plummeted and they were unable to sell or take steps to protect the value of their shares. Metro Nashville seeks compensatory damages in excess of $18 million, plus interest, and punitive damages of $18 million. We filed a motion to dismiss on October 14, 2002. On November 7, 2002, Metro Nashville filed a memorandum in opposition to our motion to dismiss. A hearing on our motion is pending. We believe the lawsuit is without merit and intend to oppose the allegations vigorously.

     PUC Docket No. 26417 Before the Public Utility Commission of Texas. Z-Tel Communications, Inc. Complaint for Post-Interconnection Agreement Dispute Resolution, Request for Expedited Ruling, And Request for Interim Ruling Against Southwestern Bell Telephone Company.

     On August 6, 2002, we filed a complaint against Southwestern Bell Telephone Company (“SWBT”) before the Public Utility Commission of Texas (PUCT), requesting that the PUCT enjoin SWBT from disconnecting our access to customers in Texas on the basis of a billing dispute between the parties. The billing dispute centered on whether we owed SWBT certain amounts for collect calls from SWBT retail customers to our retail customers. On August 23, 2002, the PUCT issued in part the injunctive relief requested by us, making clear that service not be interrupted. Since that injunction, we and SWBT have been involved in a dispute resolution process over these and other billing disputes between SWBT and SBC affiliates of SWBT. There is no assurance that these and other disputes with SWBT and other SBC affiliates will be resolved without resort to further litigation and potential disruption to service.

     Case No. 01 CV 5074: In re Z-Tel Technologies, Inc. Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS), in the United States District Court for the Southern District of New York (original complaint filed June 7, 2001; Second Corrected Amended Complaint filed July 12, 2002).

     The foregoing lawsuit is described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

ITEM 6. EXHIBITS, AND REPORTS ON FORM 8-K

(a)	The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated, and are incorporated herein by this reference):

EXHIBIT
NUMBER	DESCRIPTION

3.1	Our Amended and Restated Certificate of Incorporation Technologies, Inc., as amended(A)*

3.2	Our Amended and Restated Bylaws (B)*

4.1	Form of Common Stock Certificate(B)*

4.2	See Exhibits 3.1 and 3.2 of this Form for provisions of the Amended and Restated Certificate of Incorporation, as amended, and the our Bylaws defining rights of security holders

4.3	Stock Purchase Agreement, dated July 6, 2000, by and between us and the various purchasers of our Series D Convertible Preferred Stock(C)*

4.4	Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions relating to our Series D Convertible Preferred Stock (C)*

4.5	Form of Registration Rights Agreement by and between us and each of the purchasers of our Series D Convertible Preferred Stock(C)*

4.6	Form of Warrant for the purchase of shares of our common stock by each of the purchasers of our Series D Convertible Preferred Stock(C)*

4.7	Stock and Warrant Purchase Agreement, dated October 19, 2000, by and among us and The 1818 Fund III, L.P.(D)*

4.8	Certificate of Designation of 8% Convertible Preferred Stock, Series E, Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such preferred shares, as amended(A)*

4.9	Registration Rights Agreement between and among us and The 1818 Fund III, L.P.(D)*

4.10	Warrant issued to The 1818 Fund III, L.P. for the purchase of shares of our common stock.(D)*

4.11	Certificate of Designation of Series F Junior Participating Preferred Stock(E)*

4.12	Rights Agreement dated as of February 19, 2001 between us and American Stock Transfer Trust Company, as Rights Agent, as amended July 2, 2001(E)*

4.13	Stock and Warrant Purchase Agreement, dated as of July 2, 2001, by and between us, D. Gregory Smith, and others(F)*

4.14	Warrant for the Purchase of Shares of Common Stock of Z-Tel, dated as of July 2, 2001(G)*

4.15	Certificate of Designation for the Series G Preferred Stock(H)*

4.16	Backup Purchase Agreement, dated as of July 2, 2001, by and among Z-Tel Communications, Inc., a Delaware corporation and our wholly owned subsidiary, Touch 1 Communications, Inc., an Alabama corporation and our wholly owned subsidiary, D. Gregory Smith and others(I)*

4.17	Additional Investor Registration Rights Agreement, dated as of July 2, 2001, between Z-Tel, D. Gregory Smith and others(J)*

4.18	Voting Agreement, dated as of June 29, 2001, between us and certain of our stockholders(K)*

4.19	Employee Stock Restriction Agreement, dated September 1, 1999, by and between us and D. Gregory Smith(L)*

10.2.1	1998 Equity Participation Plan(B)*

10.2.2	2000 Equity Participation Plan(M)*

10.3	Employment Agreement of D. Gregory Smith, dated July 30, 2002

10.4	Receivables Sales Agreement dated as of July 27, 2000 by and between Z-Tel Communications, Inc., as seller and subservicer, Touch 1 Communications, Inc., as seller and subservicer, and RFC Capital Corporation, as purchaser(C)*

10.5	Form of Indemnification Agreement for our executive officers and directors (E)*

10.6	Employment Agreement of Ned Dumas Garrett, dated August 14, 2002

10.7	Employment Agreement of J. Bryan Bunting, dated August 14, 2002

10.8	Employment Agreement of Charles W. McDonough, dated August 14, 2002

10.9	Employment Agreement of Robert A. Curtis, dated July 30, 2002

10.10	Promissory Note, dated May 11, 1999, between Touch 1 Communications, Inc. and Corman Elegre Capital(D)*

10.11	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. and William F. Corman (First Revocable Trust)(D)*

10.12	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. and James F. Corman(D)*

99.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

99.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

*

(A)	Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 13, 2001.

(B)	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

(C)	Incorporated by reference to the correspondingly numbered exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed on August 14, 2000.

(D)	Incorporated by reference to the correspondingly numbered exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed on November 14, 2000.

(E)	Incorporated by reference to the correspondingly numbered exhibits to our Annual Report on Form 10-K for the annual period ended December 31, 2000, filed on March 30, 2001.

(F)	Incorporated by reference to Exhibit 1 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

(G)	Incorporated by reference to Exhibit 2 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

(H)	Incorporated by reference to Exhibit 3 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

(I)	Incorporated by reference to Exhibit 4 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

(J)	Incorporated by reference to Exhibit 5 to the Schedule 13D filed July 24, 2001 with respect to our common stock by, among other persons, D. Gregory Smith.

(K)	Incorporated by reference to Exhibit 5 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

(L)	Incorporated by reference to Exhibit 7 to the Schedule 13D filed July 24, 2001 with respect to our common stock by, among other persons, D. Gregory Smith.

(M)	Incorporated by reference to Appendix B to our Preliminary Proxy Statement filed on April 14, 2000, with the following amendment effective May 31, 2001:

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

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of November 2002.

Z-TEL TECHNOLOGIES, INC. (Registrant)

By:	/s/ HORACE J. DAVIS III Senior Vice-President – Chief Financial Officer (Authorized officer of Registrant and principal financial officer)

CERTIFICATIONS

Certification of Chief Executive Officer

I, D. Gregory Smith, certify that—

1.	I have reviewed this quarterly report on Form 10-Q of Z-Tel Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have—

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function)—

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002
/s/ D. GREGORY SMITH D. Gregory Smith Chief Executive Officer

Certification of Chief Financial Officer

I, Horace J. Davis, certify that—

1.	I have reviewed this quarterly report on Form 10-Q of Z-Tel Technologies, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have—

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function)—

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ HORACE J. DAVIS III Horace J. Davis Chief Financial Officer