Form 10-K
period 2002-12-31
Z TEL TECHNOLOGIES INC
filed 2003-03-31
CIK 1096509

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE YEAR ENDED DECEMBER 31, 2002

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

                                 YES |X| NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant on March 26, 2003 (assuming solely for these purposes that only directors, executive officers and beneficial owners of greater than 10% of the Registrant's Common Stock are affiliates), based on the closing price of the Common Stock on the Nasdaq SmallCap Market as of such date, was approximately $36,036,434.

         The number of shares of the Registrant's Common Stock outstanding as of March 26, 2003 was approximately 35,268,253.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's proxy statement relating to its 2003 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report.
================================================================================

                                TABLE OF CONTENTS

PART I.
  Item 1.      Business                                                     1
  Item 2.      Properties                                                  20
  Item 3.      Legal Proceedings                                           20
  Item 4.      Submission of Matters to a Vote of Security Holders         21
PART II.
  Item 5.      Market for the Registrant's Common Equity and Related       21
               Stockholder Matters
  Item 6.      Selected Consolidated Financial Data                        24
  Item 7.      Management's Discussion and Analysis of Financial           26
               Condition and Results of Operations
  Item 7A.     Quantitative and Qualitative Disclosures about Market
               Risk                                                        52
  Item 8.      Financial Statements and Supplementary Data                F-1
  Item 9.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         53
PART III.
  Item 10.     Directors and Executive Officers of the Registrant          53
  Item 11.     Executive Compensation                                      53
  Item 12.     Security Ownership of Certain Beneficial Owners and
               Management                                                  53
  Item 13.     Certain Relationships and Related Transactions              53
  Item 14.     Controls and Procedures                                     53
PART IV.
  Item 15.     Exhibits, Financial Statement Schedules, and Reports        53
               on Form 8-K
Signatures                                                                 58

ITEM 1.      BUSINESS

GENERAL

         Z-Tel Technologies, Inc. is a communications service provider. We integrate access to local and long distance telephone networks with our own advanced features and operational support systems to provide innovative telecommunications services to consumers, business and other communications companies.

         We were incorporated in Delaware in 1998. Our first service offering, launched in the fourth quarter of 1998, was an access card to make long-distance calls from any phone coupled with enhanced features. We launched our first local telephone service offering in New York during June of 1999. We acquired Touch 1 Communications, Inc. and its long distance operations in April 2000. We launched wholesale operations in January 2002.

         At the retail level, our goal is offer distinctive services that give our customers powerful tools to simplify busy lifestyles. Our principal retail services are Z-LineHOME(R), Z-LineBUSINESS(R) and Touch 1 Long Distance. Z-LineHOME, our flagship offering, is residential local and long distance telephone service, bundled with enhanced services, including the Personal Communications Center, a suite of our proprietary Internet-accessible and voice-activated features. The Personal Communications Center includes voicemail, "Find Me" call forwarding and our recently introduced Personal Voice Assistant, or "PVA," which utilizes voice-recognition technology so that users can access and use their own secure, online address books with voice commands. We expect that eventually all our enhanced features will be accessed and managed via voice commands so that PVA will supplant the Personal Communications Center. Z-LineBUSINESS is our local, long distance and enhanced communications service designed primarily for small businesses. We began offering Z-LineBUSINESS in January 2002. Touch 1 Long Distance is a residential long distance telephone service.

         As of March 25, 2003, we offer Z-LineHOME, in every state but Alaska, Hawaii and Nevada. We have approximately 230,000 Z-LineHOME customers, primarily in areas served by Regional Bell Operating Companies ("Bell operating companies"). We currently offer Z-LineBUSINESS in 46 states. We have approximately 1,500 Z-LineBUSINESS customers, representing approximately 3,000 lines. We offer Touch 1 Long Distance nationwide and have approximately 100,000 Touch 1 Long Distance customers.

         At the wholesale level, we provide telephone and enhanced communications services and operational support services to other telephone companies for their use in providing telephone and enhanced communications services to their own end-user customers. Our principal wholesale customers are MCI and Sprint. Sprint became a wholesale customer in February 2003.

         Our access to local telephone networks is based upon the Telecommunications Act of 1996 (the "Telecommunications Act") which requires the traditional local telephone companies ("incumbent local exchange carriers" or "ILECs") to provide competing local telephone companies, such as Z-Tel, with access to the individual components of their networks, called "network elements." Pursuant to the Telecommunications Act, the Federal Communications Commission ("FCC") has mandated that incumbent local exchange carriers provide access to a set of unbundled network elements including, among other elements, local loops, switching, transport and signaling. This set of elements is referred to as the "unbundled network element platform" or "UNE-P." Moreover, the FCC has mandated that ILECs must provide the unbundled network element platform at rates based on a forward-looking, total long-run incremental cost methodology. Access to the ILEC network elements at reasonable rates in combination with our proprietary feature systems and operational and support systems enables us to provide cost effective packages of communications services. Our enhanced services platform and our operational support systems, however, have the capability to integrate with cable, Internet, wireless and other communications transport networks.

         We have invested heavily in our operational support systems. Our systems are functionally integrated to support the entire customer life cycle including price quotation, order entry and processing, ILEC interaction, customer care, billing and subscriber management. They are scalable vertically and horizontally and provide us reliable, flexible, low-cost operational capabilities.

SEGMENT FINANCIAL INFORMATION

         We utilize two segments for internal reporting purposes: consumer services (for retail services) and wholesale services. Financial information relating to our consumer services segment and our wholesale segment is set forth in Item 7, "Management's

Discussion and Analysis of Financial Condition and results of Operations" and footnote 23 "Segment Reporting" in the "Notes to the Consolidated Financial Statements."

INDUSTRY BACKGROUND

         The Telecommunications Act was enacted principally to foster competition in the local telecommunications markets. The Telecommunications Act imposes a variety of duties upon the incumbent local exchange carriers, including the duty to provide other communications companies, like us, with access to their network elements on an unbundled basis at any feasible point. Such access must be at rates and on terms and conditions that are just, reasonable and nondiscriminatory. A network element is a facility or piece of equipment of the local telephone company's network or the features, functions or capabilities such facility or equipment provides. The Telecommunications Act also establishes procedures under which the Bell operating companies are allowed to handle "in-region" long distance calls, that is, calls that originate from within their telephone service areas and terminate outside their service areas. The Bell operating companies were divested by AT&T in 1984 pursuant to court order under which they were prohibited from providing "in-region" long distance telephone service. With the passage of the Telecommunications Act, a Bell operating company can provide such in-region service if it demonstrates to the FCC and state regulatory agencies that it has complied with a 14-point regulatory checklist, including offering interconnection to other communications companies and providing access to its unbundled network elements on terms approved by a state public service commission.

         On November 5, 1999, the FCC released an order establishing the list of unbundled network elements that incumbent local exchange carriers nationwide must provide. Taken together, these unbundled network elements comprise the essential facilities, features, functions and capabilities of an incumbent local exchange carrier's network. Under the FCC's order, the incumbent local exchange carriers must allow competing local telephone companies such as Z-Tel to use the unbundled network elements, in an individual or combined fashion, to provide basic local telephone service. Additionally, the ILECs must price the elements using a forward-looking, total long-run incremental cost methodology. Pricing and implementation rules for unbundled network elements in combined service packages or platform offerings that are at least acceptable for market entry have been adopted in multiple states. The prices for the use of individual network components and combined component service packages will nevertheless vary from state to state, as will an individual state's oversight of unbundled network element platform implementation and operation in regard to individual unbundled network elements and elements provided in combinations. As discussed below under "Government Regulation," the FCC recently re-affirmed the availability of unbundled network elements as part of a scheduled triennial review.

SERVICES

         We provide telephone services at both the retail and wholesale level. At the retail level our principal services are Z-LineHOME, Z-LineBUSINESS and Touch 1 Long Distance. At the wholesale level, we provide services to other carriers such as MCI and Sprint for their use in providing services to their own end-user customers.

Z-LINEHOME(R)

         Z-LineHOME is our flagship service. Z-LineHOME is local residential telephone service bundled with long distance (1+) telephone service, calling card services and enhanced features, including our own proprietary, Internet-accessible voicemail, "Find Me," "Notify Me" and voice-activated services, as well as caller identification, call forwarding, three-way calling, call waiting and speed calling, all for a single flat monthly price. Bell operating company customers switching to Z-LineHOME keep their existing phone numbers. Our "Unlimited Plan" includes unlimited, nationwide, direct-dialed long distance calling toll-free. Our other lower priced plans include a limited number of long distance minutes at no additional charge. We currently offer Z-LineHOME in every state except Alaska, Hawaii and Nevada, in areas served by Bell operating companies or Sprint and areas formerly served by GTE.

         Z-LineHOME includes unique Z-Line features, all of which can be accessed and manipulated by telephone or Internet. Our proprietary voicemail enables Z-LineHOME subscribers to retrieve and listen to their voice-mail messages via telephone or the Internet. Our voicemail system also enables users to forward voicemails via e-mail, as attachments. Our "Find-Me" feature forwards an incoming call to as many as three additional numbers. Our "Notify Me" feature notifies the subscriber via e-mail, pager or ICQ Internet Chat (instant messaging) when a new voice mail message arrives. Both Find Me and Notify Me are accessible via the Internet so that users may easily enable, disable or otherwise alter the functions. We recently introduced "Personal Voice Assistant" or "PVA." PVA allows users to store contacts in a virtual address book and then access and utilize that information by voice from any telephone. Users say "call" and the contact's name, "call John Doe," for example, and PVA connects the call. PVA users can also send voice e-mails. Users record a message via telephone and instruct PVA to deliver the message to a contact. PVA then attaches the voice message to an e-mail and sends the e-mail to the contact.

Z-LINEBUSINESS(R)

         Z-LineBUSINESS is our complementary service to Z-LineHOME targeted to small businesses (typically having four or fewer lines). Z-LineBUSINESS, like Z-LineHOME, is local telephone service bundled with long distance (1+) telephone service, calling card services and enhanced features, including our proprietary features. Bell operating company customers switching to Z-LineBUSINESS keep their existing phone numbers. Because we offer service in nearly every state, Z-LineBUSINESS is particularly valuable to firms having multiple locations in various states. With us, they deal with only one telephone company. Our rollout of Z-LineBUSINESS is in its infancy. We offer Z-LineBUSINESS in 46 states (excluding Alaska, Connecticut, Hawaii and Nevada) solely in areas served by a Bell operating company.

TOUCH 1 LONG DISTANCE

         Touch 1 Long Distance is a usage-based service that allows customers to use us as their primary long distance calling provider to complete their residential long distance (1+) calls. Touch 1 Long Distance is available nationwide, although we are not actively marketing the service. We acquired Touch 1 Communications, Inc. (Touch 1) in April 2000.

WHOLESALE SERVICES

         We also offer telephone and enhanced services and operational support services on a wholesale basis to other carriers for their use in providing services to their own retail customers. We have the capability to provide our wholesale customers with a comprehensive package of communications and support services. Among the wholesale services we offer are local exchange telephone services, long distance telephone services, our proprietary enhanced features, enhanced features we acquire from incumbent local exchange carriers, provisioning (i.e. the process by which a telephone company is established as the end-user's primary telephone company), inbound sales, fulfillment, billing, collections and customer care. In most cases we would expect our wholesale customer to utilize its own long distance services in providing services to its customers. In some cases, in lieu of providing services, we may license our technology to other carriers.

         On March 20, 2002, we entered into a four-year contract with MCI WORLDCOM Communications, Inc. ("MCI") whereby we agreed to provide local exchange services, enhanced features and operational and support services and licenses to use certain of our proprietary technology, all for MCI's use in providing telecommunications services to residential and small business customers. MCI filed for bankruptcy protection on July 21, 2002. On November 1, 2002, we significantly amended the terms of our agreement to alter the fee structure and to eliminate certain exclusivity provisions. We expect revenue from this relationship to decline during 2003.

         On February 4, 2003 we signed a non-exclusive, wholesale services agreement with the Sprint Communications Company L.P. ("Sprint"). The agreement will give Sprint access to our telephone exchange services and our Web-integrated, enhanced communications platform and operational support systems in connection with Sprint's local residential telephone service.

         We intend to pursue wholesale relationships with, among others, wireless telephone companies, Internet service providers, cable television operators, electrical utilities and others who have access to large consumer bases and in particular those who have the capability to bundle communication services.

OPERATIONS SUPPORT SYSTEMS

         We have invested substantially in our operations systems and support platform, which enables integrated customer ordering and provisioning, customer care and billing functionality throughout the customer lifecycle. Accessing an incumbent local exchange carrier's network requires us to interact with that applicable incumbent local exchange carrier. To facilitate this interaction, we have established, with outside integration and consulting assistance, electronic gateways to the major incumbent local exchange carriers, network element management software, and a standard internal provisioning interface that can handle multiple incumbent local exchange carrier ordering systems. These electronic gateways reduce the number of steps required to provision a customer and consequently reduce the cost and increase the accuracy of our provisioning process. "Provisioning" is the process by which we (or our wholesale customers) are established as the customer's primary local exchange and long distance telephone service provider. In connection with the incumbent local exchange carriers, our systems also support mediation, network administration and revenue assurance. We now have electronic gateways operational in every state except Alaska, Hawaii and Nevada, solely in Bell operating company service areas. We do not have electronic gateways established in Sprint service areas and areas formerly served by GTE. Our operational support systems are vertically and horizontally scalable.

 BUSINESS STRATEGY

         Our basic business strategy is to-

         - gain and keep new retail customers by offering unique, innovative functionality at competitive prices,

         - focus our marketing expenditures by targeting markets that have favorable regulatory and pricing environments,

         - minimize the capital expenditures associated with entering new retail markets and expanding our existing retail markets by use of the unbundled network element platform, and

         - leverage our existing facilities and infrastructure by establishing wholesale relationships.

CERTAIN ASPECTS UNDERPINNING OUR BUSINESS STRATEGY

         Cost-Effective Bundled Local and Long Distance Telephone Service. We provide cost-effective bundled packages of local and long distance telephone services in markets that have favorable regulatory environments for residential competition. Our service packages include our own enhanced features as well as typical enhanced telephone features such as call waiting and caller identification. We typically lease facilities of the existing incumbent local exchange carrier on a forward-looking, long-term incremental cost basis, which enables us to avoid the need to invest significant capital into telephone plant and equipment. As a result, we are able to provide our services without significant up-front expense.

         Scalable Platform for New Markets. Our use of the unbundled of network elements platform (i.e. the facilities of the incumbent local exchange carriers) in providing our services allows us to enter new markets quickly without a significant investment in equipment, as regulatory authorities in those markets adopt favorable rules and pricing for unbundled network elements. Moreover, using our telephone and Internet accessible systems, our customers can manage and configure their own enhanced calling features, thus minimizing our need for an expanded customer service infrastructure.

         Seamless Integration of Personal Organizational Tools. Our enhanced services platform has been designed to allow users to download their personal directories from a variety of software packages, including Microsoft Outlook. In addition, directories from other personal contact managers can be downloaded into Outlook and then downloaded into our platform.

         Advanced Proprietary Technology. We have created an advanced, integrated and proprietary software and network architecture that enables the enhanced features of our service. We have created software applications that can control the basic functions of initiating and completing a telephone call regardless of the access device, such as a telephone, personal computer or personal digital assistant. These applications allow our customers to control simultaneously all the basic functions of a telephone call using any such device.

         Our network architecture is designed to interconnect our main enterprise management center in Tampa, Florida with the switching architecture of the incumbent local exchange carrier. This allows us to provide telecommunications services without the need to collocate network equipment in the central offices of the incumbent local exchange carrier in our target markets and enhances our ability to enter new markets quickly and cost effectively.

         We have also developed and enhanced our customer care, billing and provisioning software into one seamlessly integrated package. This integrated package provides us with reliable, flexible, low-cost operational capabilities.

         Our network architecture also is designed to accommodate a number of developing technologies, such as telephone calls over Internet protocol, digital subscriber lines, asynchronous transfer mode and coaxial cable systems.

RETAIL MARKETING

         We market our retail services to prospective customers primarily through independent sales representatives (including multi-level marketing companies), strategic business relationships, direct mail and traditional advertising media such as billboards, radio and television. We intend to explore the formation of alliances or ventures with other companies, including Internet service providers, cable television companies, electrical utilities, financial institutions, retailers and credit card companies, which we believe will allow us to penetrate efficiently large customer bases with a relatively small capital outlay and to lower customer acquisition costs.

BILLING AND COLLECTION

         We have three primary methods for billing and collecting from our customers. For our Z-LineHOME customers, we can (1) direct bill by mail and receive payment through a check or money order by mail; (2) charge a credit card account or (3) set up an automatic withdrawal from a checking account. Currently, we bill the majority of our customers by mail and receive payment through checks delivered by mail. We have a variety of billing arrangements with our wholesale customers.

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

         We have developed proprietary software that manages the integrated features of our service offerings and that that allows our network to interface and interconnect with the systems of the incumbent local exchange carriers and long-distance carriers. Our network communication facilities are largely consolidated in our enterprise management center in Tampa, Florida. This consolidation allows us to maximize the productivity and effective management of the facilities.

         We have entered into, and will continue to enter into, nondisclosure agreements with our employees, independent contractors, business customers and others. These agreements are intended to protect our confidential and proprietary information, whether or not such information is copyrighted or subject to trademark or patent protection. We intend to take all appropriate legal action to protect our ownership and the confidentiality of all our proprietary software.

         Our intellectual property reflects the know-how, work product and inventions of our research and development team, based at our technology center in Atlanta, Georgia, who have substantial experience in computer technology, telecommunications, web-based services, database management and integration, and network development, architecture, operation and management.

         For the fiscal years ended December 31, 2002, 2001 and 2000, we invested approximately $13,157,000, $12,800,000, and $11,361,000, respectively, in company-sponsored research and development activities.

         We have filed trademark applications for federal registration of numerous trademarks with the United States Patent and Trademark Office, including, Z-VOICE MAIL, Z-TECHNOLOGY, Z-MAILBOX, Z-NET, and MYZLINE.COM. We have received federal registration of the following trademarks: Z-NODE, Z-LINE, Z-LINEHOME, Z-LINEBUSINESS, WEBDIAL, CLICK & LISTEN, Z-TEL, YOUR PERSONAL COMMUNICATIONS CENTER, Z-TEL COMMUNICATIONS, INC. and design, Z-LINE COMPANION, Z-LINE MESSENGER, Z-TEL and design, and Z-TEL TECHNOLOGIES, INC.

COMPETITION

OVERVIEW

         The telecommunications industry is highly competitive in many market segments. However, at present, we believe few telecommunications carriers provide the type of bundled service packages that include the range of services and features that we offer, but various competitors offer one or more of the services that make up our service offerings. Competition in the local telephone services market is still emerging, but already has attracted many competitors. Competition in the long distance and information services markets, which have fewer entry barriers, is already intense and is expected to remain so.

         We believe the principal competitive factors affecting our business will be the quality and reliability of our services, innovation, customer service and price. Our ability to compete effectively will depend upon our continued ability to offer innovative, high-quality, market-driven services at prices generally equal to or below those charged by our competitors. Many of our current and potential competitors have far greater financial, marketing, personnel and other resources than we do, as well as other competitive advantages.

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

         Competitive Local Exchange Carriers. The Telecommunications Act radically altered the market opportunity for competitive local exchange carriers. Competitive access providers who entered the market prior to passage of the Telecommunications Act built their own infrastructure to offer exchange access services to large end-users. Since the passage of the Telecommunications Act, many competitive access providers have added switches to become competitive local exchange carriers in order to take advantage of the opening of the local market. With the Telecommunications Act requiring the unbundling of the incumbent local exchange carrier's networks, competitive local exchange carriers will now be able to enter the market more rapidly by leasing switches, trunks and loop capacity until traffic volume justifies building substantial facilities. Newer competitive local exchange carriers, like us, will not have to replicate existing facilities and can be more opportunistic in designing and implementing networks, which could have the effect of increasing competition for local exchange services.

         Interexchange Carriers. We also expect to face competition from other current and potential market entrants, including interexchange (long distance) carriers such as AT&T, MCI and Sprint, seeking to enter, reenter or expand entry into the local exchange market. A continuing trend toward consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors.

LONG DISTANCE TELEPHONE SERVICE

         The long distance telecommunications industry has numerous entities competing for the same customers and a high average churn rate because customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Our primary competitors in the long distance market include major interexchange carriers such as AT&T, MCI and Sprint, certain incumbent local exchange carriers and resellers of long distance services. We believe that pricing levels are a principal competitive factor in providing long distance telephone service. We hope to avoid direct price competition by bundling long distance telephone service with a wide array of value-added, enhanced services.

         We believe that incumbent local exchange carriers that offer a package of local, long distance telephone and information services will be particularly strong competitors. Incumbent local exchange carriers, including Verizon, BellSouth and SBC Communications, are currently providing both long distance and local services as well as certain enhanced telephone services that we offer. We believe that the Bell operating companies will attempt to offset market share losses in their local markets by attempting to capture a significant percentage of the long distance market.

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

OTHER MARKET ENTRANTS

         We may face competition in local, long distance and information services from other market entrants such as electric utilities, cable television companies, fixed and mobile wireless system operators, and operators of private networks built for large end-users. All of these companies are free to offer bundled services similar to those that we offer. Electric utilities have existing assets and low cost access to capital that could allow them to enter a market rapidly and accelerate network development. Cable television companies are also entering the telecommunications market by upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. Wireless companies have developed, and are deploying in the United States, wireless technology as a substitute for traditional wireline local telephone service. The World Trade Organization agreement on basic telecommunications services could increase the level of competition we face. Under this agreement, the United

States and 68 other member states of the World Trade Organization are committed to open their respective telecommunications markets, including permitting foreign companies to enter into basic telecommunications services markets. This development may increase the number of established foreign-based telecommunications carriers entering and competing in the U.S. markets.

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

WHOLESALE SERVICES

         We believe we are the sole competitive local exchange carrier offering local exchange services on a wholesale basis. Our chief competitor on the wholesale level in each territory is the incumbent local exchange carrier, usually a Bell operating company. Our competitive advantage is our knowledge and experience in dealing with incumbent local exchange carriers, our knowledge and experience in offering local services and our proprietary enhanced features. Bell operating companies, in general, do not promote and market their ability to offer wholesale services, preferring to minimize competition in the local telephone services market. We offer our wholesale customers a full suite of services for their use in providing telephone services to their customers. We will face competition from a variety of companies that offer particular services such as provisioning services, billing services and enhanced services (such as voicemail) or that offer technologies related to such services.

GOVERNMENT REGULATION

OVERVIEW

         Some of our services are regulated and some are not. In providing our feature services such as voice mail, "Find-Me" call forwarding and Personal Voice Assistant, we operate as an unregulated provider of information services, as that term is defined in the Communications Act of 1934 (the "Communications Act"), as amended by the Telecommunications Act of 1996 (the "Telecommunications Act"), and as an enhanced service provider, as that term is defined in the FCC rules. These non-common carrier operations currently are not regulated by the FCC or the states in which we operate. In providing Z-LineHOME and our long distance services, we are regulated as a common carrier at the state and federal level and are subject to additional rules and policies not applicable to providers of information services alone. We are certificated as a facilities-based competitive local exchange carrier in forty-nine states and the District of Columbia. We are currently seeking such certification in Alaska. Z-Tel is certificated as a long-distance reseller in all fifty states.

         The local and long distance telecommunications services we provide are regulated by federal, state, and, to some extent, local government authorities. The FCC has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services. Each state regulatory commission has jurisdiction over the same carriers with respect to providing intrastate communications services. Local governments sometimes seek to impose franchise requirements on telecommunications carriers and regulate construction activities involving public rights-of-way. Changes to the regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

         In recent years, the regulation of the telecommunications industry has been in a state of flux as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. The FCC and state utility commissions have adopted many new rules and continue to propose additional rules and policies to implement this legislation. These changes, which are still incomplete, have created new opportunities and challenges for us, and our competitors. The following summary of regulatory developments and legislation is intended to describe the most important, but not all, present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Some of these and other existing federal and state regulations are the subject of judicial proceedings and legislative and administrative proposals that could change, in varying degrees, the manner in which this industry operates. We cannot predict the outcome of any of these proceedings or their impact on the telecommunications industry at this time. Some of these future legislative, regulatory or judicial changes may have a material adverse impact on our business.

         Specifically, pursuant to a recent FCC decision in FCC CC Docket No. 01-338 (referred to as the "Triennial Review"), we anticipate that all of the state commissions in which we do business will be reviewing the availability of the unbundled network element platform ("UNE-P") within their states. As described below under "Federal Regulation-FCC Regulation of Common Carrier

Services-Interconnection and Unbundling Requirements," UNE-P is the regulatory framework under which Z-Tel offers local telecommunications services to our customers. The details of these proceedings are unknown at this time because the FCC has not released the complete text of its decision and this decision will not become legally effective until after that decision is published. However, according to an FCC news release dated February 20, 2003, state commissions will be expected during the next 9 months to engage in a detailed and fact-intensive review of the availability of UNE-P for local telephone services in their states. The results of these state commission proceedings will impact on our business, and restriction in the availability of UNE-P could have a material adverse impact on our business.

         Moreover, pursuant to federal standards state commissions, establish the prices we pay for access to network elements. State commissions are continually re-evaluating those prices. As states re-evaluate pricing of network elements, it is possible that some states could increase or lower rates over existing levels. The incumbent local exchange carriers, Verizon, BellSouth, SBC and Qwest, regularly have rate cases pending before state regulatory commissions. There are ongoing rate cases in Florida, Georgia, Illinois, Indiana, Michigan, Pennsylvania, Massachusetts, California, and Texas, among others, and these proceedings could significantly raise or lower the existing rates for some network elements and network element combinations. Our intent is to be an active participant in many of these rate cases and any others that might be critical to our operations. We anticipate joining other competitive service providers in arguing that existing rates and rates proposed by the incumbents are overstated and do not reflect the true total element long run incremental costing principles required by the FCC and the Telecommunications Act. The legality of the FCC-prescribed methodology for calculating unbundled network element rates was affirmed by the United States Supreme Court in Verizon
v. FCC on May 13, 2002. In the Triennial Review decision announced on February 20, 2003, the FCC noted that it will clarify two aspects of this federal methodology (referred to as Total Element Long Run Incremental Cost, or TELRIC) related to cost of capital and depreciation of new, advanced telecommunications equipment. Since the text of the FCC's Triennial Review decision has not been released, we cannot analyze the potential impact those clarifications may have upon current or future rates. While the prevailing trends within the industry would predict the adoption of lower rates in association with unbundled network elements and network element combinations, we cannot predict the outcome of any pending or potential rate case or judicial proceeding. We could face an additional series of rate cases before state commissions to respond to the FCC's clarification of its TELRIC rules. Increases or decreases in rate levels charged by incumbent local exchange carriers can result from regulatory or judicial review of a rate case or arbitration proceedings, and such changes could significantly impact our business plans.

FEDERAL REGULATION

FCC POLICY ON ENHANCED AND INFORMATION SERVICES

         In 1980, the FCC created a distinction between basic telecommunications services, which it regulates as common carrier services, and enhanced services, which are unregulated. The FCC exempted enhanced service providers from federal regulations governing common carriers, including the obligation to pay access charges for the origination or termination of calls on carrier networks and the obligation to contribute to the universal service fund. The Telecommunications Act of 1996 established a similar distinction between telecommunications services and information services. Changing technology and changing market conditions, however, sometimes make it difficult to discern the boundary between unregulated and regulated services.

         In general, information services are value-added services that use regulated transmission facilities only as part of a service package that also includes network or computer software to change or enhance the information transmitted. We believe that most of the feature services we provide, including voice mail, "Find-Me" call forwarding, and Personal Voice Assistant, are information services under the FCC's definition. Because the regulatory boundaries in this area are somewhat unclear and subject to dispute, however, the FCC could seek to characterize some of these services as "telecommunications services." If that happens, those services would become subject to FCC regulation, although the impact of that reclassification is difficult to predict. In Docket No. 01-337, the FCC has proposed rules that would classify broadband Internet access services offered by wireline telecommunications providers as "information services" under the Communications Act.

         In general, the FCC does not regulate the rates, services, and market entry of non-dominant telecommunications carriers, but does require them to contribute to universal service and comply with other regulatory requirements. We are currently regulated as a non-dominant carrier with respect to both our local and long distance telephone services. Typically, the incumbent local exchange carrier is the dominant carrier in connection with local services. AT&T is the traditional dominant carrier in connection with long distance services.

FCC REGULATION OF COMMON CARRIER SERVICES

         We currently are not subject to rate of return regulation at the federal level and are not currently required to obtain FCC authorization for the installation, acquisition or operation of our domestic exchange or interexchange network facilities. However, we must comply with the requirements of common carriage under the Communications Act. We are subject to the general requirement that our charges and terms for our telecommunications services be "just and reasonable" and that we not make any "unjust or unreasonable discrimination" in our charges or terms. The FCC has jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations. Our ability to discontinue interstate services is regulated by Section 214 of the Communications Act and FCC implementing rules.

         Comprehensive amendments to the Communications Act were made by the Telecommunications Act, which was signed into law on February 8, 1996. The Telecommunications Act effected changes in regulation at both the federal and state levels that impact virtually every segment of the telecommunications industry. The stated purpose of the Telecommunications Act is to promote competition in all areas of telecommunications. While it may take years for the industry to feel the full effects of the Telecommunications Act, it is already clear that the legislation provides us with new opportunities and challenges.

         Interconnection and Unbundling Requirements. The Telecommunications Act greatly expands the interconnection requirements applicable to the incumbent local exchange carriers, i.e., generally, those existing local telephone companies that, in the past, enjoyed virtual or legal monopoly status. (Conversely, new entrants to the local telephone market, like Z-Tel, are referred to as "competitive local exchange carriers.") The Telecommunications Act requires the incumbent local exchange carriers to-

         - provide physical collocation, that is allow competitive local exchange carriers to install and maintain their own network termination equipment in incumbent local exchange carrier central offices, or, if requested or if physical collocation is demonstrated to be technically infeasible, provide virtual collocation;

         - offer components of their local service networks on an unbundled basis so that other providers of local service can use these elements in their networks to provide a wide range of local services to customers; and

         - establish "wholesale" rates for their services to promote resale by competitive local exchange carriers.

         In addition, all local exchange carriers must -

         -        interconnect with the facilities of other carriers;

         - establish number portability, that is allow customers to retain their existing phone numbers if they switch from the local exchange carrier to another local service provider;

         - provide nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way; and

         - compensate other local exchange carriers on a reciprocal basis for traffic originated by one local exchange carrier and terminated by another local exchange carrier.

         The FCC is charged with implementing certain portions of the Telecommunications Act, including the unbundling and interconnection requirements, upon which Z-Tel relies to provide local telephone services. The FCC issued its first unbundling and interconnection order on August 8, 1996, referred to as the 1996 Local Competition Order. Among other rules, the 1996 Local Competition Order established a list of seven network elements, comprising most of the significant facilities, features, functionalities, or capabilities of the network, that the incumbent local exchange carriers must unbundle. It is possible for competitors to provide competitive local exchange service using only these unbundled network elements. In addition, the FCC mandated a particular forward looking pricing methodology for these network elements (TELRIC).

         Those rules have been the subject of considerable litigation. Two Supreme Court decisions have resolved some of these issues, but many others, including the identification of network elements that must be unbundled, remain in dispute.

         In the May 13, 2002 decision in Verizon v. FCC, the Supreme Court affirmed the particular pricing methodology adopted by the FCC in the 1996 Local Competition Order for unbundled network elements, known as TELRIC. That decision ensures that unbundled elements must be priced according to forward-looking costs, at least until the FCC changes its pricing methodology. On

February 20, 2003, an FCC news release indicates that a future FCC order will clarify two aspects of this pricing methodology with regard to cost of capital and depreciation and new network investment. The text of that "clarification" has not been released; however, we anticipate that this clarification may result in reassessment of unbundling rates by many states, which could impact our business. In addition, the FCC's Calendar Year 2003 Strategic Plan notes that it is considering a complete review of its TELRIC rules. The FCC has not released any proposals to modify those rules, but implementation of a different or modified pricing standard for unbundled network elements could significantly impact our business.

         On January 25, 1999, in AT&T v. Iowa Utilities Board, the Supreme Court held that the FCC has general jurisdiction to implement the local competition provisions of the Telecommunications Act. In so doing, the Supreme Court stated that the FCC has authority to set pricing guidelines for unbundled network elements, to prevent incumbent local exchange carriers from physically separating existing combinations of network elements, and to establish "pick and choose" rules regarding interconnection agreements. "Pick and choose" rules would permit a carrier seeking interconnection to pick and choose among the terms of service from other interconnection agreements between the incumbent local exchange carriers and other competitive local exchange carriers. This 1997 Supreme Court decision reversed a July 18, 1997 decision by the United States Court of Appeals for the Eighth Circuit on many grounds.

         In part of this 1999 AT&T decision, the Supreme Court remanded the list of unbundled network elements identified in the 1996 Local Competition Order to the FCC for further consideration of the necessity of each one under the Telecommunications Act's statutory standard for unbundling. In response to this Supreme Court decision, on November 5, 1999, the FCC released an order (the "1999 Unbundling Order") that largely retained the existing list of unbundled network elements, but eliminated the requirement that incumbent local exchange carriers provide unbundled access to operator services and directory assistance and limited unbundled access to local switching. With regard to operator services and directory assistance, the FCC concluded that the market has developed since 1996 such that competitors can and do provide these services, or acquire them from alternative sources. The FCC also noted that incumbent local exchange carriers remain obligated under the non-discrimination requirements of the Communications Act of 1934 to comply with the reasonable request of a carrier that purchases these services from the incumbent local exchange carriers to rebrand or unbrand those services, and to provide directory assistance listings and updates in daily electronic batch files. With regard to unbundled local switching, the FCC concluded that, notwithstanding the incumbent local exchange carriers' general duty to provide unbundled local circuit switching, an incumbent local exchange carrier is not required to unbundle local circuit switching for competitors for end-users with four or more voice grade (DSO) equivalents or lines, provided that the incumbent local exchange carrier provides nondiscriminatory access to combinations of unbundled loops and transport (also known as the Enhanced Extended Link) throughout Density Zone 1, and the incumbent local exchange carrier's local circuit switches are located in
(i) the top 50 Metropolitan Statistical Areas as set forth in Appendix B of the Third Report and Order and Fourth Further Notice of Proposed Rulemaking in FCC Docket No. 96-98, and (ii) in Density Zone 1, as defined in the FCC's rules. For operator services and directory assistance, as well as for unbundled local switching, the FCC noted that the competitive checklist contained in Section 271 of the Communications Act requires Bell operating companies to provide nondiscriminatory access to these services. The 1999 Unbundling Order required that Bell operating companies must continue to provide these services to competitors; however, it allowed them to charge different rates for these offerings.

         On May 24, 2002, the D.C. Circuit Court of Appeals in USTA v. FCC, reversed and remanded the 1999 Unbundling Order. A subsequent decision by the D.C. Circuit in Competitive Telecommunications Ass'n v. FCC (October 25, 2002) indicated that the FCC may limit required unbundling by means of carrier and service-specific restrictions. In the USTA decision, the D.C. Circuit court decided that the FCC had not adequately examined in specific detail local competitive market conditions, alternative sources of supply, and the impact those local conditions should have on the availability of unbundled network elements. The D.C. Circuit stated that since the FCC had implemented unbundling requirements of "unvarying scope" those rules must be reversed and remanded. In the same decision D.C. Circuit also reversed and vacated the FCC's 1999 Line Sharing and 2000 Line Splitting Orders on similar grounds. (Line Sharing and Line Splitting are discussed below.) Several competitive carriers have requested a Supreme Court review of the USTA decision, noting in part that the decision is inconsistent with the Supreme Court's rationale in Verizon v. FCC and other grounds. As of March 26, 2003, the Supreme Court has not decided whether to hear that appeal.

         On February 20, 2003, the FCC announced its decision in the Triennial Review docket, CC 01-338, a proceeding that it began on December 20, 2001. The final text of this decision has not been released; as a result, we cannot fully determine the impact the decision will have upon our business. However, an FCC press release issued on February 20, 2003 indicates that in this decision the FCC attempted to address the concerns expressed by the D.C. Circuit in the USTA decision. (The effective date of the D.C. Circuit's mandate in USTA was extended to February 20, 2003, which was the date upon which the FCC announced its Triennial Review decision.) In particular, the FCC release states that in order to provide the fact-based, local-market condition requirements imposed by USTA, the FCC decided to request that state commissions undertake an important fact-finding role with regard to unbundled local switching and dedicated transport. According to the FCC release, with regard unbundled switching in particular (a key component of UNE-P) the FCC established "presumptions" of availability based upon customer characteristics. Parties may attempt to rebut those presumptions before state commissions by arguing with regard to operational or economic factors surrounding the availability of switching from non-incumbent sources in that state for that particular market. With regard to the services Z-Tel seeks to offer, the FCC news release states that the FCC has established a presumption in favor of statewide availability; such presumption may be rebutted in state proceedings that are to last nine months. The FCC rejected arguments that unbundled loops, switching, transport, and signaling at TELRIC rates are required by Section 271 of the Telecommunications Act.

         As a result of the Triennial Review proceeding, we anticipate that virtually all states in which we do business will, after the effective date of the to-be-released final FCC Order, commence in the next several months' proceedings about the availability of UNE-P in their jurisdictions. We will participate in many of theses state proceedings, either individually or through coalitions of other similarly situated competitive carriers. We devoted substantial resources in 2001-2002 to building the substantive case that we intend to use in these state proceedings; however, it is impossible to predict the outcome of these proceedings. It is possible that in many states, our ability to utilize UNE-P to serve our customers will be significantly or substantially curtailed. Such a result could significantly, adversely, and materially harm our business. It is also possible that as a result of these cases, our access to UNE-P could be expanded, such as lifting of the 3-line rule in the 1999 Unbundling Order that limits our entry in one or many states. Such a result could assist our small business and wholesale product lines in those states.

         The Triennial Review release also indicates that the FCC will significantly loosen its unbundling requirements for "advanced" telecommunications network elements, such as packet-switching technology and other new investment by incumbents. In addition, the FCC eliminated the requirement that incumbents line-share with competitive DSL providers. However, the FCC does appear to have preserved line-splitting, which would allow a Z-Tel customer to obtain competitive DSL service from a non-incumbent suppliers. Once again, the details of these regulatory changes remain in flux; as a result, it is difficult for us to say how they will impact our business. Many of these changes could substantially harm potential wholesale competitive carrier customers of Z-Tel and therefore could harm our wholesale business. Substantial relaxation of broadband regulations on our incumbent competitors like SBC, Verizon, Qwest and BellSouth could make competition more difficult; for example, incumbents may be able to bundle now-deregulated advanced services with local telephone service, and Z-Tel may not be able to match because we cannot obtain unbundled access to those advanced services. Such a result, among others, could substantially harm our business. In addition, restrictions on unbundled access may limit our business opportunities or ability to expand the services we offer to customers.

         We emphasize that the final text of the FCC's Triennial Review decision has not been released as of this writing. As a result, it is impossible to fully gauge the impact the FCC's final Order will have upon Z-Tel's business. Several incumbent local exchange carriers have stated publicly that they intend to appeal that order, and even possibly seek a stay of its implementation. The impact of such a stay upon Z-Tel's business is unclear. If a stay is granted, incumbents may utilize the situation that since the USTA court decision became effective on February 20, 2003, there are no federal rules requiring the unbundling of any network element. Such a result would significantly and substantially harm our business. While we disagree and would certainly litigate that issue, we believe that our current interconnection agreements and contracts with incumbent local telephone companies generally require them to continue to provide us access until new rules are implemented. However, we cannot be certain that our interpretation of our agreements would be accepted by all regulatory or judicial bodies. There are likely to be several other appeals of the FCC's Triennial Review Order which are likely to take at least one to two years to resolve.

         The FCC is also considering other changes to other competition rules that could impact our business. On December 20, 2001, the FCC issued a Notice of Proposed Rulemaking in CC Docket No. 01-337 in which the FCC sought comment on regulatory requirements for incumbent local exchange carrier provision of broadband telecommunications services. In this proceeding, the FCC is considering whether it should remove regulatory safeguards and common carrier obligations, including unbundling regulations, on incumbent local exchange carrier broadband networks. An FCC decision limiting unbundling or deregulating incumbent local exchange carrier broadband networks could have a significant and material adverse impact on our business. For example, incumbent local exchange carriers may be able to offer consumers deregulated broadband network packages of local exchange, information services and broadband service (such as DSL) that Z-Tel would not be able to offer because Z-Tel would not have unbundled access to that broadband network. In addition, because the incumbent local exchange carrier "broadband network" in most instances utilizes the same network facilities as the current incumbent local exchange dial tone network, limitations on unbundling or deregulation of that "broadband network" could inexorably make it difficult, more costly, or even impossible, for Z-Tel to provide its current telecommunications and information services to consumers.

         On February 14, 2002, the FCC adopted a Notice of Proposed Rulemaking in CC Docket No. 02-42 that proposed to classify incumbent local exchange carrier provision of wireline broadband Internet access services as an "information service" and regulate the provision of such services pursuant to Title I of the Communications Act of 1934. In addition, the FCC sought comment on whether its Computer II/Computer III rules, which govern access to incumbent networks by third parties to provide information services. The proposed rules could, if adopted without adequate assurances for competitive access, limit the ability of new entrants to access and utilize the networks of incumbent local exchange carriers to provide advanced, broadband Internet access and could therefore harm Z-Tel's ability to provide services to its customers.

         These and other FCC determinations are likely to be the subject of further appeals or reconsideration. Thus, while the Supreme Court has resolved many issues, including aspects of the FCC's jurisdictional authority, other issues remain subject to further consideration by the courts and the FCC. We cannot predict the ultimate disposition of these matters and their impact on our business.

         Interconnection Agreements. The Telecommunications Act obligates incumbent local exchange carriers to negotiate with us in good faith to enter into interconnection agreements. Competitive local exchange carriers like us can purchase unbundled network elements under such an agreement or under a tariff or a Statement of Generally Available Terms filed with the state regulators. Interconnection agreements are a prerequisite to obtaining access to the incumbent local exchange carrier's unbundled network elements and to provide the connectivity to our network necessary to provision local exchange services, including Z-LineHOME. Z-Tel operates from interconnection agreements in the following SBC states: California, Texas, Arkansas, Missouri, Kansas, Oklahoma, Illinois, Indiana, and Ohio. SBC and Z-Tel have signed interconnection agreements in Michigan and Wisconsin and are awaiting approval from those state commissions. Meanwhile, Z-Tel continues to purchase required network elements from SBC Ameritech's state tariffs in Michigan and Wisconsin. (Z-Tel does not currently operate in SBC's territory in Connecticut and Nevada.) Z-Tel has effective interconnection agreements, approved by the relevant state commissions, in all the states where in which Verizon, Qwest and BellSouth are an incumbent local exchange carrier. In addition, Z-Tel has effective interconnection agreements, approved by the relevant state commissions, with Sprint in Florida and Nevada.

         To ensure that it obtains interconnection and unbundled access at the best-available terms, Z-Tel reviews available contracts, or amendments, and negotiates new arrangements in a number of states. Section 252(i) of the 1996 Act gives Z-Tel the legal right to "pick-and-choose" interconnection and unbundling terms and conditions in this manner. However, in a February 20, 2003 release, the FCC proposed to eliminate many, if not all, of these "pick-and-choose" requirements. The text of this FCC proposal has not yet been released, so we cannot say how implementation of the proposal may have on our business. However, limitations on our ability to pick-and-choose interconnection and unbundling terms and conditions could have a significant adverse impact on our business, by increasing our costs in reaching interconnection agreements and possibly having less-favorable arrangements than our competitors. In addition, at any point in time our interconnection agreement may not contain the best-available terms offered to our competitors, a situation that could adversely affect our ability to compete in the market.

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

         The ability of a new entrant like Z-Tel to enforce interconnection agreements and state tariffs with incumbent local exchange carriers or appeal state commission arbitrations regarding interconnection agreements is currently subject to considerable legal uncertainty. In May 20, 2002, the United States Supreme Court in Verizon v. Maryland PSC decided that it was appropriate for carriers to appeal state commission determinations to enforce interconnection agreements in federal district court. State commissions had argued that the Eleventh Amendment precludes appeal of these decisions and determinations to federal district court, and the Supreme Court's decision resolved many such questions. Nevertheless, the relationship the interconnection and unbundling implementation provisions of the 1996 Act and state law remain subject to considerable litigation. A January 2002 decision by the United States Circuit Court for the Eleventh Circuit ruled that the Georgia state commission did not have authority to enforce interconnection agreements between incumbent local exchange carriers and new entrants. This decision is in apparent conflict with decisions by other United States Circuit Courts. As a result of this decision, litigating enforcement of interconnection agreements in state or federal courts in the Eleventh Circuit and elsewhere could substantially increase the cost of such litigation. In addition, two recent decisions by the United States Circuit Court of Appeals for the Sixth Circuit indicate that the authority of the Michigan state commission to require incumbent local telephone companies to file unbundling and interconnection tariffs may be limited or even preempted by the 1996 Act interconnection agreement process. In Michigan and other states, Z-Tel has utilized rights under state tariff regimes to provide service; limitations on our ability to utilize Michigan or other state tariffs in this way could increase our costs of doing business significantly. Moreover, limitations on the ability to resort to state laws, regulations, policies, or procedures could made entry into local markets more costly, time-consuming, and difficult.

         Collocation. The FCC has adopted rules designed to make it easier and less expensive for competitive local exchange carriers to collocate equipment at incumbent local exchange carriers' central offices by, among other things, restricting the incumbent local exchange carriers' ability to prevent certain types of equipment from being collocated and requiring incumbent local exchange carriers to offer alternative collocation arrangements. Restrictions and impediments to collocation could harm our business as they make it more difficult if not impossible for us to obtain alternatives to unbundled network elements we purchase from incumbent local exchange carriers.

         As outlined in our previous annual reports, the FCC's collocation rules have been subject to a number of legal challenges by incumbent local telephone companies. On June 18, 2002, the D.C. Circuit affirmed the legality of the FCC's collocation rules in Verizon Telephone Companies v. FCC. In the process of these court challenges, the FCC's new rules could increase the cost and time for competitors to collocate equipment in incumbent local exchange carrier central offices and could have a substantial and material impact on Z-Tel's future business prospects.

         Line Sharing and Line Splitting. In November 1999, the FCC adopted an order that required incumbent local exchange carriers to provide line sharing, which is a method in which a competitive provider can provide data services over the same line that the incumbent provides voice services (the 1999 Line Sharing Order). In an order on reconsideration, the FCC stated that incumbents must also permit competitive carriers to engage in "line-splitting" arrangements in which one competitive provider may offer voice services and another competitive provider may offer data services (e.g., DSL) on one of the incumbent's local loops (the 2000 Line Splitting Order). In USTA, the D.C. Circuit reversed, remanded and vacated the 1999 Line Sharing Order and 2000 Line Splitting Order.

         On February 20, 2003, as part of its Triennial Review decision discussed above, the FCC announced that it will eliminate the requirement that line-sharing be provided as an unbundled network element, subject to a transition period. Z-Tel does not utilize line-sharing to provide DSL services to our customers, so we believe that the FCC February 20, 2003 announcement that its Triennial Review Order will eliminate line-sharing as an unbundled network element has no immediate impact on our retail business. However, since the text of that Order had not been released, we cannot now predict how that decision could impact future prospects of our business, the on-going viability of our wholesale or potential wholesale customers that may utilize line-sharing. The FCC's Triennial Review release does indicate that the FCC has kept in place requirements for "line-splitting," which is the method in which a Z-Tel voice customer may be able to order DSL service from a non-incumbent competitor. Once again, since the text of the FCC decision has not been released, we cannot at this time make any judgment as to the impact that decision would have on our business.

         While we expect that the preservation of line-splitting could be beneficial to competitive local exchange carriers like Z-Tel, we cannot be certain that these rules will be implemented by the incumbent local exchange carrier in a timely or favorable manner. As a result, Z-Tel's ability to offer its customers DSL service and voice service by use of line-splitting and the unbundled network element platform combination is restricted significantly by incumbent local exchange carriers. That restriction could harm our business and our ability to match the service packages and bundles offered by our competitors, including the incumbents. In addition, the FCC's apparent elimination of line-sharing could make existing and potential wholesale competitive carrier customers less-financially viable, which could harm our business.

         Bell Operating Company Entry into the Long Distance Market. The Telecommunications Act permitted the Bell operating companies (Verizon, SBC, Qwest, and BellSouth) to provide long distance services outside their local service regions immediately, and permits them to provide in-region long distance service upon demonstrating to the FCC that they have adhered to the Telecommunication Act's Section 271 14-point competitive checklist. The FCC must also find that granting the application would be in the "public interest."

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

         Prior to December 1999, the FCC had denied each of the Bell operating company applications brought before it because it found that the particular Bell operating company had not sufficiently made its local network available to competitors. However, since December 1999, the FCC has not rejected a Section 271 application submitted by any Bell operating company, although several applications have been withdrawn after being submitted. In late December 1999, the FCC approved Verizon's Section 271 application for the state of New York. Since that time, the FCC has approved Bell operating company applications in 36 other states and the District of Columbia. Section 271 authority has been granted in Currently pending before the FCC are applications for Michigan (SBC), Nevada (SBC), New Mexico (Qwest), Oregon (Qwest), and South Dakota (Qwest). In addition to those pending applications, Bell operating companies do not have
Section 271 authority in Illinois, Indiana, Ohio, Wisconsin, Minnesota, and Arizona.

         Several state public utility commissions (including Illinois and Minnesota) have proceedings underway in association with anticipated Section 271 applications. While we cannot predict the outcome of any Section 271 applications before the FCC or any individual state, we expect Bell operating companies to file applications for long distance authority in most of the remaining states in 2003 and that the FCC will grant many, if not most, of those applications, despite the objections of competitive carriers and the Department of Justice.

         It is generally expected that competition for Z-Tel's long-distance services will increase as the Bell operating companies enter the market. Section 271 entry permits the Bell operating company to offer a bundle of local, long-distance and enhanced services comparable to Z-Tel's services and therefore could increase competition and harm our business, especially if we cannot obtain adequate access to unbundled network elements from that same Bell operating company.

         The Section 271 process also provides an important incentive for Bell operating companies to comply with the unbundling and interconnection requirements of the Telecommunications Act. Z-Tel relies upon obtaining unbundled access and interconnection with Bell operating companies to provide its services to its customers; as a result, Z-Tel has a direct business interest in ensuring that the Bell operating companies comply with the law. Granting a Bell operating company long-distance authority pursuant to Section 271 in a state where the Bell operating company has not fully-complied with the law could have a significant and material adverse impact on Z-Tel's business, as it would diminish the incentive of Bell operating companies to comply with the law nationwide. Z-Tel has in many cases documented discriminatory behavior by the Bell operating company. For example, on September 19, 2001, the FCC granted Verizon's Section 271 application for Pennsylvania, despite the strong objections of Z-Tel and other competitors that Verizon's operational systems in that state were discriminatory. In October 2001, Z-Tel appealed that FCC decision before the United States Circuit Court for the District of Columbia. That appeal was heard by the D.C. Circuit in February 2003 and a decision is pending. If Z-Tel is not successful in this litigation, the incentive of Bell operating companies to comply with their interconnection and unbundling obligations fully could be significantly diminished, which could have a material adverse impact on our business.

         The D.C. Circuit has recently reversed FCC 271 grants on the basis that the FCC did not consider all the evidence and arguments before it. In December 28, 2001, the United States Circuit Court for the District of Columbia remanded the FCC's decision to grant SBC long-distance authority in Kansas and Oklahoma. On October 22, 2002, the D.C. Circuit reversed the FCC's Massachusetts 271 Order in WorldCom v. FCC. In both decisions, the court ruled that the FCC had not fully considered whether granting such authority was in the public interest, given the alleged potential for a "price squeeze" between regulated retail and wholesale rates for local service. These proceedings have been remanded to the FCC. It is unclear how and when the FCC will decide this issue on remand. If the FCC continues to reject arguments raised by competitors, the ability for entrants to utilize the section 271 process as a method of achieving lawful wholesale rates or compliance with the 1996 Act could be substantially diminished.

         Universal Service. In May 1997, the FCC released an order establishing a significantly expanded universal service regime to subsidize the cost of telecommunications service to high cost areas, as well as to low-income customers and qualifying schools, libraries and rural health care providers. Providers of interstate telecommunications services, like us, as well as certain other entities, must pay for these programs. We are also eligible to receive funding from these programs if we meet certain requirements. Our share of the payments into these subsidy funds is based on our share of certain defined interstate telecommunications end-user revenues. Currently, the FCC is assessing such payments on the basis of a provider's revenue, and the FCC adjusts payment requirements and levels periodically. Various states are also in the process of implementing their own universal service programs. We are currently unable to quantify the amount of subsidy payments that we will be required to make to individual states.

         On July 30, 1999, in Texas Office of Public Utility Counsel v. FCC, the Fifth Circuit overturned certain of the FCC's rules governing the basis on which the FCC collects subsidy payments from telecommunications carriers and recovery of those payments by incumbent local exchange carriers. The Fifth Circuit ruled that the FCC's could not require that incumbent local exchange carriers recover universal service costs via access charges paid by interstate carriers, as such a result would create an implicit subsidy prohibited by section 253 of the 1996 Act. In October 1999, on remand from this decision, the FCC issued new universal service rules. The FCC decided that if a carrier derives less than 8 percent of its revenue from interstate services, its international revenues will not be used in calculating the contribution. For those carriers receiving 8 percent or more of their revenues from interstate services, the FCC will include their international revenue in the base for determining their contributions. The Commission also permitted, rather than require, ILECs to recover their universal service costs through access charges to interstate carriers. These or other changes to the universal service program could affect our costs by increasing charges for interstate access or requiring higher assessments on interstate revenues. On May 20, 2001, the Fifth Circuit once again reversed the FCC's rules, deciding, in Comsat Corp. v. FCC, that the FCC cannot permit local exchange carriers to recover universal service charges through access charges, as such an arrangement would create an implicit subsidy.

         On December 13, 2002, the FCC announced that it will modify on an interim basis the method in which carriers are required to make payments to the fund. Among other changes, the FCC announced that carriers will be required to contribute based upon projected, collected end-user interstate revenues, instead of historical, gross-billed revenues. Competitive carriers will be prohibited from marking-up USF contributions for administrative fees if carriers recover USF contributions through phone bill line items. These interim measures impact the manner in which we make contributions into the federal fund and could impact our business. The FCC also proposed further changes to its contribution methodology.

         The outcome of this litigation and subsequent and forthcoming FCC and state determinations could adversely impact or delay our ability to obtain universal service funding for our services, the sums we pay into universal service funds, the price for access, and our ability to compete with carriers that do obtain such funding. Changes to the federal or state support programs could adversely affect our costs, our ability to separately-list these charges on end-user bills, and our ability to collect these fees from our customers.

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

         On April 27, 2001, the FCC limited the ability of nondominant, competitive local exchange carriers, including Z-Tel, to file tariffs for interstate switched access services. In doing so, the FCC effectively regulates the rates Z-Tel charges long-distance companies for interstate switched access services. Local exchange carriers (like Z-Tel) provide interstate switched access services to interexchange long-distance companies (like AT&T, MCI, and Sprint) when a state-to-state long distance call is made to or placed by a local telephone customer. Given the large number of interstate long-distance companies, these interstate switched access services are provided generally through FCC interstate tariffs. Prior to this April 27, 2001 decision, the FCC had refrained from any price regulation of the interstate access rates of competitive local exchange companies like Z-Tel. With the April 27, 2001 Report and Order in CC Docket No. 96-262, the FCC ruled that it would not accept for filing any interstate switched access tariff filing by a competitive local exchange carriers if the per-minute rate exceeded an FCC benchmark. The FCC benchmark varies by metropolitan statistical area. In metropolitan statistical areas ("MSAs") that a competitive local exchange carrier began to provide service after June 20, 2001 (the effective date of the Order), the FCC benchmark rate is the interstate switched access rate for the "competing" incumbent local exchange carrier, which is established pursuant to publicly-filed tariffs before the FCC. For MSAs in which a carrier was providing local service in as of June 20, 2001, the FCC benchmark rate from June 20, 2001 through June 19, 2002 is 2.5 cents per minute or the competing incumbent local exchange carrier rate, whichever is higher. For those same MSAs, the FCC benchmark rate from June 20, 2002 through June 19, 2003 is 1.8 cents per minute or the competing incumbent local exchange carrier rate, whichever is higher. For those same MSAs, the FCC benchmark rate from June 20, 2003 through June 19, 2004 is 1.2 cents per minute or the competing incumbent local exchange carrier rate, whichever is higher. Beginning on June 20, 2004, the FCC benchmark rate for those MSAs will be the switched access rate of the competing incumbent local exchange carrier. As of June 20, 2001, Z-Tel was providing local service in most of the MSAs in its current footprint; as a result, the FCC benchmark rates for Z-Tel's interstate switched access charges in those MSAs will, through June 20, 2004, be considerably higher than the FCC benchmark rate for Z-Tel's competitors that begin to provide service in those MSAs after June 20, 2001.

         AT&T and Sprint have appealed the FCC's April 2001 CLEC Access Charge Order before the United States Circuit Court for the District of Columbia, arguing that the FCC's benchmark rates are too high and that competitive local exchange carriers like Z-Tel should be required to provide interstate switched access services at the competing incumbent local exchange carrier rate immediately. Z-Tel has intervened in that court proceeding against those long-distance companies. Two competitive local exchange carriers have also appealed the FCC decision, and several competitive carriers have sought reconsideration or clarification of the FCC's decision. In addition, Z-Tel has sought a waiver of FCC rules requiring it to tariff interstate switched access services at the competing incumbent local exchange carrier rate for several dozen smaller MSAs that Z-Tel did not have any local subscribers in as of June 20, 2001, arguing to the FCC that the cost to Z-Tel to provide interstate switched access services at two different rate levels in the same state would impose unnecessary costs on Z-Tel that is inconsistent with the public interest. These appeals, reconsiderations, and the waiver request are all pending. The outcome of any of these determinations could have a significant and material impact on Z-Tel's business. In particular, if AT&T and Sprint are successful in requiring Z-Tel and other entrants to charge the competing incumbent local exchange carrier rate for interstate switched access services immediately, it would have a substantial and material adverse effect on Z-Tel's business and competitive advantage.

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

         In May 1999, the FCC also initiated a proceeding to address the problem of the declining availability of area codes and phone numbers. On December 29, 2000, the FCC issued a Further Notice of Proposed Rulemaking in CC Dockets No. 96-98 and 99-200 that proposed adoption of a "market-based" approach for optimizing number resources. In that Further Notice the FCC seeks input on its tentative conclusion that, through the introduction of charges associated with the allocation of number resources, carriers might be better incentivized to take and retain only as many numbers as they need. If a "market-based" approach to number allocation is introduced, as the FCC has proposed, it could result in added administrative expenses for us and possibly make it more difficult for us to obtain telephone numbers for our customers.

         Restrictions on Bundling. On March 30, 2001, in CC Dockets Nos. 96-61 and 98-183, the FCC eliminated a rule that prohibited all carriers from bundling customer premises equipment and telecommunications services. FCC rules also require that nondominant carriers that own common carrier transmission facilities and provide enhanced services may bundle basic telecommunications and enhanced services in packages to customers, but such carriers must make the underlying transmission capacity for the enhanced service available to other enhanced service providers under nondiscriminatory terms and conditions under which they provide such services to their own enhanced service operations.

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

         Network Information. Section 222 of the Communications Act of 1934 and FCC rules protect the privacy of certain information about telecommunications customers that a telecommunications carrier such as us acquires by providing telecommunications services to such customers. Such protected information, known as Customer Proprietary Network Information (CPNI), includes information related to the quantity, technological configuration, type, destination and the amount of use of a telecommunications service. The FCC's original rules prevented a carrier from using CPNI acquired through one of its offerings of a telecommunications service to market certain other services without approval of the affected customer. The United States Court of Appeals for the Tenth Circuit overturned a portion of the FCC's rules established in CC Docket No. 96-115 regarding the use and protection of CPNI.

         In response to the Tenth Circuit decision, in October 2001, in CC Docket No. 96-115, the FCC clarified that the Tenth Circuit reversal was limited and that most of the FCC's CPNI rules remained in effect. The FCC sought further comment on what method of customer consent offered by a carrier (either an "opt-in" or "opt-out" approach) would serve the governmental interest in Section 222 and be consistent with the First Amendment. The final determination of this issue and other FCC rules regarding handling of CPNI could result in significant administrative expense to Z-Tel in modifying internal customer systems to meet these requirements.

         Intercarrier Compensation (Interstate Access Charges and Reciprocal Compensation). Because Z-Tel, as a competitive local exchange carrier, passes and receives local and toll calls to and from other local exchange carriers and long-distance companies, the rates for "intercarrier compensation" for these calls has a significant and substantial impact on the profitability of Z-Tel's business. In addition, the rates that Z-Tel's competitors, especially the incumbent local exchange carriers, are permitted to charge end-users, other local exchange carriers, and long-distance companies for originating, transmitting, and terminating telecommunications traffic can have a substantial impact on Z-Tel's ability to offer services in competition with those carriers.

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

         Since passage of the Telecommunications Act of 1996, the FCC has fundamentally restructured the "access charges" that incumbent local exchange carriers charge to interexchange carriers and end-user customers to connect to the incumbent local exchange carrier's network. The FCC revised access charges for the largest incumbent local exchange carriers in May 1997, reducing per-minute access charges and increasing flat-rated monthly charges paid by both long-distance carriers and end-users. Further changes in access charges were effected for the largest incumbent local exchange carriers when the FCC adopted the Coalition for Affordable Local and Long-Distance Service (CALLS) proposal in May 2000. CALLS, which reflected a negotiated settlement between AT&T and most of the Bell operating companies, reduced per-minute charges by 60 percent. It further increased flat-rated monthly charges to end-users, in particular, multi-line business users. The CALLS plan also attempted to remove implicit universal service subsidies paid for by long-distance companies in interstate access rates and place those funds into the federal universal service support system, where they would be recovered from all interstate carriers. Most of the reductions in the CALLS plan resulted from shifting access costs away from interexchange carriers onto end-user customers. Last year, the Fifth Circuit reversed and remanded portions of the CALLS plan back to the FCC for further consideration of the issue as to the size of the subsidy for universal service should be removed from the interstate access charges and placed into the federal interstate universal service support system. The outcome of this litigation could impact the contributions Z-Tel, as an interstate carrier, must pay to support the federal universal service support system.

         In addition, as discussed above, the rates that Z-Tel and other competitive local exchange carriers may charge for interstate switched access services are regulated pursuant to the FCC's April 2001 CLEC Access Charge Order.

         In April 2001, the FCC released a Notice of Proposed Rulemaking in CC Docket No. 01-92 in which it proposed a "fundamental re-examination of all currently regulated forms of intercarrier compensation." The FCC proposed that carriers transport and terminate local traffic on a bill-and-keep basis, rather than per-minute reciprocal compensation charges. The FCC regards the CALLS Order and the CLEC Access Charge Order as well as its reciprocal compensation rules to be 3-year "transitional intercarrier compensation regimes". After completion of that three-year transition, a new interstate intercarrier compensation regime based upon bill-and-keep or another alternative may be in place. In addition, AT&T and Pulver.com have both filed before the FCC petitions for declaratory rulings that "IP telephony" services offered by them are, in different ways, not subject to the FCC's access charge regime. Because Z-Tel both makes payments to and receives payments from other carriers for exchange of local and long-distance calls, at this time we cannot predict the effect that the FCC's determination in CC Docket No. 01-92 or these IP telephony petitions may have upon our business.

         Potential Adverse Federal Legislation. In the past, federal lawmakers have considered bills that would alter the pro-competitive regulatory structure of the 1996 Telecommunications Act and similar state statutes. For example, on February 27, 2002, the U.S. House of Representatives passed H.R. 1542, (the "Tauzin-Dingell" bill). Had that bill been enacted into law, a substantial portion of the Telecommunications Act, including several of the unbundling requirements, would have been overturned. The possibility of similar or other adverse federal legislation being introduced and passed is significant and could have a material, harmful impact on our business. Similar efforts are pending before state legislatures, which are discussed below. Such legislative actions can have a significant and material adverse impact on our business. Other changes to the market-opening and enforcement provisions of the Communications Act could adversely affect our ability to provide competitive services and could harm our business.

         Other Issues. There are a number of other issues and proceedings that could have an effect on our business in the future, including the fact that

         - The FCC has adopted rules to require telecommunications service providers to make their services accessible to individuals with disabilities, if readily achievable.

         - The FCC has also ordered telecommunications service providers to provide law enforcement personnel with a sufficient number of ports and technical assistance in connection with wiretaps. We cannot predict the cost to us of complying with this order.

         - The FCC has adopted new rules designed to make it easier for customers to understand the bills of telecommunications carriers. These Truth-in-Billing rules establish certain requirements regarding the formatting of bills and the information that must be included on bills. These rules have been appealed in Federal court.

         - The FTC is considering applying national "do not call" lists to telephone companies that utilize telemarketing. Z-Tel has utilized telemarketing strategies and such regulation could increase the cost and decrease the effectiveness of telemarketing.

         - We are subject to annual regulatory fees assessed by the FCC, and must file an annual employment report to comply with the FCC's Equal Employment Opportunity policies.

         - The FCC has adopted an order granting limited pricing flexibility to large incumbent local exchange carriers, and is considering granting additional pricing flexibility and price deregulation options. These actions could increase competition for some of our services.

         The foregoing is not an exhaustive list of proceedings or issues that could materially affect our business. We cannot predict the outcome of these or any other proceedings before the courts, the FCC, legislative bodies, or state or local governments.

STATE REGULATION

         To the extent that we provide telecommunications services that originate and terminate within the same state, we are subject to the jurisdiction of that state's public service commission. As our local service business and product lines expand, we will offer more intrastate services and may become increasingly subject to state regulation. The Telecommunications Act preserves the authority of individual state utility commissions to preside over rate and other proceedings, and to impose their own regulation on local exchange and intrastate interexchange services, so long as such regulation is not inconsistent with the requirements of federal law. For instance, states may require us to obtain a Certificate of Public Convenience and Necessity before commencing service in the state. We have obtained such authority in all states in which we operate, and, as a prelude to market entry in additional states, we have obtained such authority to provide facilities-based service in forty-nine states. Z-Tel has sought such authority also in Alaska. No assurance can be made that the Alaska state regulatory authority will approve these or additional certification requests in a timely manner. In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements, consumer protection measures, and obligations to contribute to universal service and other funds. State commissions also have jurisdiction to approve negotiated rates, or establish rates through arbitration, for interconnection, including rates for unbundled network elements. Changes in those rates for unbundled network elements could have a substantial and material impact on our business. Our ability to appeal State commission determinations in federal court is subject to considerable legal uncertainty (see "Interconnection Agreements" above).

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

         We are also subject to state laws and regulations regarding slamming, cramming, and other consumer protection and disclosure regulations. These rules could substantially increase the cost of doing business in any one particular state. State commissions have issued or proposed several substantial fines against competitive local exchange companies for slamming or cramming. The risk of financial damage, in the form of fines, penalties and legal fees and costs, and to business reputation from slamming is significant. Even one slamming complaint before a state commission could cause extensive litigation expenses for us. In addition, state law enforcement authorities may utilize their powers under state consumer protection laws against us in the event legal requirements in that state are not met. In addition, our wholesale business raises particular risks that could make Z-Tel liable for slamming, cramming or other consumer protection and disclosure violations undertaken by our wholesale customers and sales agents. While we try and ensure that our contracts with our wholesale customers and sales agents provide for indemnification to Z-Tel of such liability, there is substantial risk that Z-Tel may be held liable regardless and that the wholesale customer or agent may not have the financial ability to indemnify Z-Tel fully.

         Z-Tel's rates for intrastate switched access services, which Z-Tel provides to long-distance companies to originate and terminate in-state toll calls, are subject to the jurisdiction of the state commissions in which the call originated and terminated. State commissions may, like Texas, directly regulate or prescribe this intrastate switched access rate. Such regulation by other states could materially and adversely affect Z-Tel's revenues and business opportunities within that state.

         The Telecommunications Act generally preempts state statutes and regulations that restrict the provision of competitive services. As a result of this preemption, we will be generally free to provide the full range of local, long distance, and data services in any state. While this action greatly increases our potential for growth, it also increases the amount of competition to which we may be subject. States, however, may still restrict Z-Tel's ability to provide competitive services in some rural areas. In addition, the cost of enforcing federal preemption against certain state policies and programs may be large and may cause considerable delay. In particular, we expect to expand our Z-LineHOME service by starting to market this service in several new states during 2003. To effect entry into these markets, we have obtained proper state regulatory certification and entered into interconnection agreements in all states where we operate, except for Michigan and Wisconsin, where we obtain interconnection and access to unbundled network elements through a state tariff. In each jurisdiction where we operate, we anticipate that the incumbent local exchange carrier will provide the unbundled network element platform components in a manner similar to that provided in states where we currently operate. However, pricing and terms and conditions adopted by the incumbent local exchange carrier in each of these states may preclude our ability to offer a competitively viable and profitable product within these and other states on a going-forward basis.

         As discussed above, State commissions have an important role to play in implementing the Telecommunications Act, and discussion of particular issues and risks related to that state implementation are contained in the "Federal Regulation" section above. As a result of the FCC's Triennial Review decision, over the next several months, state commissions will likely engage in extensive and detailed review of the availability of unbundled local switching in their states. Limitations or restrictions on the availability of unbundled local switching in any area or to any customer classification could significantly, materially, and adversely harm our business. In addition, in order to enter new markets, we may be required to negotiate interconnection agreements with incumbent local exchange carriers on an individual state basis. To continue to provide service, we also need to renegotiate interconnection agreements with incumbent local exchange carriers. While current FCC rules and regulations require the incumbent provider to provide the network elements on an individual and combined basis necessary for us to provision end-user services, no assurance can be made that the individual local exchange providers will provide these components in a manner and at a price that will support competitive operations. If the incumbent providers do not readily provide network functionality in the manner required, we have regulatory and legal alternatives, including arbitration before state public service commissions, to force provision of services in a manner required to support our service offerings. However, if we are forced to litigate in order to obtain the combinations of network elements required to support our service, we are likely to incur significant incremental costs and delays in entering such markets. In addition, as discussed above, there is considerable legal uncertainty as to how interconnection agreements are to be enforced before state commissions and where appeals of state commission interconnection agreement determinations may be heard.

         In addition, state lawmakers may consider bills that would alter the pro-competitive regulatory structure of the Telecommunications Act and similar state statutes. Passage of legislation that limits or restricts interconnection or unbundled access to incumbent networks, or that limits the authority or powers of the state regulatory commission, could have a material, harmful impact on our business in those states. For example, SB 1518, pending before the Illinois General Assembly, and SB 377/HB 1658, pending before the Texas legislature, could significantly curtail pro-competitive state initiatives taken in those states by limiting unbundled access and state commission authority. Passage of such adverse legislative actions can have a significant and material adverse impact on our business. Other changes to the market-opening and enforcement provisions of the Communications Act could adversely affect our ability to provide competitive services and could harm our business.

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

EMPLOYEES

         As of March 25, 2003, we had approximately 1,158 employees. None of our employees is covered under collective bargaining agreements.

ACCESS TO INFORMATION

         The public may read and copy any materials we file with the Securities and exchange commission at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

         Reports we file electronically with the SEC including annual reports on Forms 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those filings are available free of charge soon after each filing at the following Web site: http://www.z-tel.com. Select "Investor Relations" from the drop down menu under "Learn."

ITEM 2.      PROPERTIES

         We currently lease our principal executive offices in Tampa, Florida and our principal engineering offices in Atlanta, Georgia. Our principal network facilities reside in our Tampa offices. We own our principal consumer services offices in Atmore, Alabama.

ITEM 3.      LEGAL PROCEEDINGS

         We are a party to various routine administrative proceedings. For more information, please refer to the section entitled "Item 1. Business-Government Regulation."


1. Case No. 01 CV 5074: In re Z-Tel Technologies, Inc. Initial Public Offering Securities Litigation, Master File No. 21 MC 92 (SAS), in the United States District Court for the Southern district of New York (original complaint filed June 7, 2001; Second Corrected Amended Complaint filed July 12, 2002)

         During June and July 2001, three separate class action lawsuits were filed against the Company, certain of the Company's current and former directors and officers (the "D&Os") and firms engaged in the underwriting (the "Underwriters") of our initial public offering of stock (the "IPO"). Each of the lawsuits is based on the allegations that the Company's registration statement on Form S-1, filed with the Securities and Exchange Commission ("SEC") in connection with the IPO, contained untrue statements of material fact and omitted to state facts necessary to make the statements made not misleading by failing to disclose that the underwriters had received additional, excessive and undisclosed commissions from, and had entered into unlawful tie-in and other arrangements with, certain customers to whom they allocated shares in the IPO. Plaintiffs have asserted claims against the Company and the D&Os pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs seek an undisclosed amount of damages, as well as pre-judgment and post-judgment interest, costs and expenses, including attorneys' fees, experts' fees and other costs and disbursements.

2. Case No. 8:02 CV 1708 T 27 MS The Metropolitan Government of Nashville and Davidson County, Tennessee, suing on behalf of Metropolitan Nashville Employee Benefit Board v Z-Tel Technologies, Inc. in the United States District Court for the Middle District of Florida filed September 20, 2002.)

         Metropolitan Nashville Employee Benefit Board, one of our common shareholders, alleges that we wrongfully and improperly delayed providing them with a stock certificate and that during the time of such delay our stock price plummeted and they were unable to sell or take steps to protect the value of their shares. Metro Nashville seeks compensatory damages in excess of $18 million, plus interest, and punitive damages of $18 million.

3. PUC Docket No. 26417 Before the Public Utility Commission of Texas. Z-Tel Communications, Inc. Complaint for Post-Interconnection Agreement Dispute Resolution, Request for Expedited Ruling, And Request for Interim Ruling Against Southwestern Bell Telephone Company

         On August 6, 2002, we filed a complaint against Southwestern Bell Telephone Company ("SWBT") before the Public Utility Commission of Texas (PUCT), requesting that the PUCT enjoin SWBT from disconnecting our access to customers in Texas on the basis of a billing dispute between the parties. The billing dispute centered on whether we owed SWBT certain amounts for collect calls from SWBT retail customers to Z-Tel retail customers. On August 23, 2002, the PUCT issued in part the injunctive relief requested by Z-Tel, making clear that service not be interrupted. Since that injunction, Z-Tel and SWBT have been involved in a dispute resolution process over these and other billing disputes between SWBT and SBC affiliates of SWBT.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.


                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

MARKET INFORMATION

         The Company's common shares are traded on the Nasdaq SmallCap Market under the symbol "ZTEL." Our shares were previously traded on the Nasdaq National Market. We downlisted to the SmallCap Market on September 10, 2002.

         The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the common shares, as reported on the Nasdaq National Market or the Nasdaq SmallCap Market, as the case may be.

                                      HIGH          LOW

         FISCAL YEAR 2001:
         First Quarter                $6.94        $3.63
         Second Quarter               $4.45        $1.40
         Third Quarter                $1.65        $0.78
         Fourth Quarter               $1.95        $0.80
         FISCAL YEAR 2002:
         First Quarter                $2.98        $1.25
         Second Quarter               $2.25        $0.35
         Third Quarter                $1.55        $0.41
         Fourth Quarter               $1.37        $0.70

         On March 26, 2003, the last reported sales price of the common stock on the Nasdaq SmallCap Market was $1.36 per share.

HOLDERS

         As of March 26, 2003, there were approximately 5,200 shareholders of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

               Plan category       Number of securities     Weighted-average      Number of securities
                                     to be issued upon      exercise price of     remaining available
                                        exercise of       outstanding options,    for future issuance
                                   outstanding options,    warrants and rights        under equity
                                    warrants and rights                            compensation plans
                                                                                 (excluding securities
                                                                                  reflected in column
                                                                                          (a))

                                            (a)                    (b)                    (c)

            Equity compensation          12,493,588             $4.59                  2,966,028
             plans approved by
              security holders

            Equity compensation
           plans not approved by
              security holders
                                         ----------             -----                  ---------
                   Total                 12,493,588             $4.59                  2,966,028
                                         ==========             =====                  =========


RECENT SALES OF UNREGISTERED SECURITIES

SERIES D CONVERTIBLE PREFERRED STOCK

         During July 2000, we sold an aggregate of 4,688,247 shares of $0.01 par value Series D Convertible Preferred Stock (the "Series D Preferred") and warrants (the "Series D Warrants") for the purchase of 2,344,123 shares of our common stock, for aggregate proceeds of approximately $56.3 million. We claim an exemption from registration under Section 4(2) of the Securities Act of 1933 because the transaction was by an issuer and did not involve a public offering.

         Each Series D Preferred is convertible into the number of common shares equal to the $12.00 divided by the conversion price, as adjusted. The initial conversion price was $12.00. In addition upon conversion during the first five years, three-fourths of the accrued and unpaid dividends are convertible into common shares at $12.00 per share without adjustment. Each Series D Warrant entitles its holder to purchase one share at an exercise price of $13.80, as adjusted. The conversion price of the Series D Preferred is subject to adjustment in the case of (i) a dividend or distribution to common shareholders (whether such dividend or distribution is in stock, securities or other property), (ii) a stock split, (iii) a stock combination, (iv) a reclassification of the common stock, (v) the issuance of stock or securities convertible into or exercisable for common stock at a price that is less than the adjusted conversion price and other events that would cause dilution of ownership to the Series D Preferred stock. The Series D Warrants are likewise subject to adjustment upon the occurrence of certain dilutive events.

SERIES E CONVERTIBLE PREFERRED STOCK

         During November 2000, we sold an aggregate of 4,166,667 shares of $0.01 par value Series E Convertible Preferred Stock ("Series E Preferred") and a warrant (the "Series E Warrant") for the purchase of 2,083,333 shares of our common stock for aggregate proceeds of approximately $50.0 million. We claim an exemption from registration under Section 4(2) of the Securities Act of 1933 because the transaction was by an issuer and did not involve a public offering.

         Each Series E Preferred is convertible into the number of common shares equal to the $12.00, plus accrued and unpaid dividends, divided by the conversion price, as adjusted. The initial conversion price was $12.00. The Series E Warrant entitles its holder to purchase shares at an exercise price of $13.80 per share, as adjusted. The conversion price of the Series D Preferred is subject to adjustment in the case of (i) a dividend or distribution to common shareholders (whether such dividend or distribution is in stock, securities or other property), (ii) a stock split, (iii) a stock combination, (iv) a reclassification of the common stock, (v) the issuance of stock or securities convertible into or exercisable for common stock at a price that is less than the adjusted conversion price and other events that would cause dilution of ownership to the Series E Preferred stock. The Series E Warrant is likewise subject to adjustment upon the occurrence of certain dilutive events.

SERIES G JUNIOR CONVERTIBLE PREFERRED STOCK

         On July 5 and August 3, 2001, we sold an aggregate of 175 shares of $0.01 par value Series G Junior Convertible Preferred Stock (the "Series G Preferred") and warrants (the "Series G Warrants") for the purchase of 3,000,000 shares of our common stock for aggregate proceeds of $17.5 million. We claim an exemption from registration under Section 4(2) of the Securities Act of 1933 because the transaction was by an issuer and did not involve a public offering.

         Each Series G Preferred is convertible into the number of common shares equal to the $100,000.00, plus accrued and unpaid dividends, divided by conversion price, as adjusted. The initial conversion price was $1.49. Each Series G Warrant entitles its holder to purchase one share at an exercise price of $0.01 per share, as adjusted. The conversion price of the Series G Preferred is subject to adjustment in the case of (i) a dividend or distribution to common shareholders (whether such dividend or distribution is in stock, securities or other property), (ii) a stock split, (iii) a stock combination, (iv) a reclassification of the common stock, (v) the issuance of stock or securities convertible into or exercisable for common stock at a price that is less than the adjusted conversion price and other events that would cause dilution of ownership to the Series G Preferred stock. The Series G Warrants are likewise subject to adjustment upon the occurrence of certain dilutive events.

COMMON SHARES

         On March 20, 2002, we issued 1,000,000 shares of our common stock to MCI WORLDCOM Communications, Inc. ("MCI") in connection with a certain Agreement for Wholesale Telephone Exchange Services, Z-Node Services, Ancillary Services and Technology License between Z-Tel Communications, Inc., our wholly-owned subsidiary, and MCI. The shares were sold for $2,333,000 in cash; however, we simultaneously delivered a like amount of money to MCI as a signing bonus in connection with the contract. We claim an exemption from registration under
Section 4(2) of the Securities Act of 1933 because the transaction was by an issuer and did not involve a public offering.

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected historical consolidated financial data has been derived from our consolidated financial statements and should be read in conjunction with the financial statements, related notes and other financial information contained in this document. You should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations," presented later in this document. Historical results are not necessarily indicative of future results.

                                                                                                                        PERIOD
                                                                                                                    JANUARY 15, 1998
                                                                                                                       (INCEPTION)
                                                                                                                        THROUGH
                                                                       YEARS ENDED DECEMBER 31,                       DECEMBER 31,
                                                  ---------------------------------------------------------------
                                                       2002            2001               2000 (8)        1999            1998
                                                  ------------    ------------       ------------    ------------    ------------
                                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Revenues                                          $    235,255    $    275,897       $    177,668    $      6,615    $        140
                                                  ------------    ------------       ------------    ------------    ------------
Operating expenses:
   Network operations(9)                                91,374         155,164            107,077           6,518             382
   Sales and marketing                                  12,327          31,243             45,018           8,898           2,201
   General and administrative (4)                      122,537         156,107             99,606          20,055           9,446
   Asset impairment charge(3)                            1,129          59,247                                 --              --
   Wholesale development costs (6)                       1,018                                 --              --              --
   Restructuring charge(7)                               1,861                                                 --              --
   Depreciation and amortization                        23,936          23,277             17,166           4,372           1,283
                                                  ------------    ------------       ------------    ------------    ------------
         Total operating expenses                      254,182         425,038            268,867          39,843          13,312
                                                  ------------    ------------       ------------    ------------    ------------
         Operating loss                                (18,927)       (149,141)           (91,199)        (33,228)        (13,172)
                                                  ------------    ------------       ------------    ------------    ------------

Nonoperating income (loss):
   Interest and other income                             3,509           6,862              5,475             608             228
   Interest and other expense                           (4,137)         (3,789)            (2,313)         (3,351)           (178)
                                                  ------------    ------------       ------------    ------------    ------------
         Total nonoperating income (loss)                 (628)          3,073              3,162          (2,743)             50
                                                  ------------    ------------       ------------    ------------    ------------
           Net loss                                    (19,555)       (146,068)           (88,037)        (35,971)        (13,122)
         Less mandatorily redeemable
              convertible preferred
              stock dividends and accretion            (15,589)        (15,059)            (3,644)         (1,654)           (190)
         Less deemed dividend related to
              beneficial conversion feature               (186)         (9,356)           (20,027)             --              --
                                                  ------------    ------------       ------------    ------------    ------------
            Net loss attributable to common
                stockholders                      $    (35,330)   $   (170,483)      $   (111,708)   $    (37,625)   $    (13,312)
                                                  ============    ============       ============    ============    ============
Weighted average common shares outstanding          34,951,720      33,908,374         33,066,538      15,099,359       6,554,499
                                                  ============    ============       ============    ============    ============
Basic and diluted net loss per share              $      (1.01)   $      (5.03)      $      (3.38)   $      (2.49)   $      (2.03)
                                                  ============    ============       ============    ============    ============

CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents (2) (5)                 $     16,037    $     18,892       $     46,650    $    101,657    $      7,973
Working capital (deficit)                              (19,380)        (11,983)            59,245          95,315           3,328
Total assets                                           106,711         116,737            246,461         137,677          20,274
Total debt                                              10,144          15,766             20,417          14,134             724
Mandatorily convertible redeemable
    preferred stock (5)                                127,631         112,570             84,585              --          15,154
Total stockholder's equity (deficit)                   (99,284)        (67,172)            89,100         114,378              (6)
OTHER FINANCIAL DATA
EBITDA (1)                                               5,009        (125,864)           (74,033)        (28,856)        (11,889)
Net cash provided by (used in) operating
    activities                                          18,399         (21,846)           (96,862)        (32,681)         (7,769)
Net cash used in investing activities                  (15,600)        (15,615)           (40,602)         (5,182)        (11,393)
Net cash provided by (used in) financing
    activities                                          (5,654)          9,701             82,455         131,547          27,135

(1) EBITDA consists of earnings before deducting interest, income taxes, depreciation and amortization. While not a measure under accounting principles generally accepted in the United States of America ("GAAP"), EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results. Although EBITDA should not be construed as a substitute for operating income (loss) determined in accordance with GAAP, it is included herein to provide an additional measure of our operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the financial operations and liquidity of the Company as determined in accordance with GAAP. The following table reconciles EBITDA to the consolidated financial statements:


                                                                                                     PERIOD
                                                                                                 JANUARY 15, 1998
                                                           YEARS ENDED                             (INCEPTION)
                                                           DECEMBER 31,                             THROUGH
                                                                                                  DECEMBER 31,
                                      2002            2001            2000            1999            1998
                                   ---------       ---------       ---------       ---------     --------------
                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Net loss                           $ (19,555)      $(146,068)      $ (88,037)      $ (35,971)      $ (13,122)
Nonoperating (income) loss               628          (3,073)         (3,162)          2,743             (50)
Depreciation and amortization         23,936          23,277          17,166           4,372           1,283
                                   ---------       ---------       ---------       ---------       ---------
EBITDA                             $   5,009       $(125,864)      $ (74,033)      $ (28,856)      $ (11,889)
                                   =========       =========       =========       =========       =========


(2) Included in the December 31, 1999 cash balance was approximately $109.1 million of net proceeds after underwriter discount and commissions, from our December 15, 1999 initial public offering. This cash was obtained through the sale of 6,900,000 shares (including the underwriters' over-allotment option) of our common stock at $17.00 per share.

(3) We recorded a $1.1 and $59.2 million expense related to impaired assets in 2002 and 2001, respectively. This expense was the result of management's decision to reduce telemarketing activity levels. In 2001, a majority of the operations and assets of telemarketing centers acquired from Touch 1 were either voluntarily closed or sold. In addition to the goodwill impairment of $54.9 million, we recorded a $4.3 million charge associated with the impairment of assets, composed of $3.0 million relating to unrealizable software and development projects, $0.9 million of a worthless telemarketing property and equipment, and $0.4 million of securities deemed to be worthless. As a result of management's decision in the second quarter of 2002 to enhance future cash flow and operating earnings, we closed the remaining call centers in North Dakota and recorded a $1.1 million asset impairment. We also incurred restructuring charges as a result of this decision during 2002 as discussed in item (7).

(4) Included in the 2001 general and administrative expense was a write-off of accounts receivable that resulted in $29.9 million of additional bad debt expense.

(5) During 2000, we issued Series D and E preferred stock for approximately $56.3 and $50.0 million, respectively. During 2001 we issued Series G preferred stock for approximately $17.5 million.

(6) During 2002, we began to provide wholesale telephone service. We recorded start-up costs for developing this new service offering of approximately $1.0 million. All wholesale related costs after our initial wholesale services contract signed on March 20, 2002 are included in the operating expenses line items, rather than being segregated.

(7) During 2002, we closed two call centers in North Dakota and our New York sales office. We recorded approximately $1.9 million for termination benefits, lease abandonment and lease settlement costs.

(8) We completed the acquisition of Touch 1 Communications, Inc. ("Touch 1"), on April 14, 2000. We used the purchase accounting method for our acquisition of Touch 1. Therefore, our discussions of the results of operations and liquidity and capital resources do not include any discussions regarding Touch 1 prior to our acquisition of Touch 1, which is treated as being closed for accounting purposes, on April 1, 2000.

(9) During 2002, we received a $9.0 million retroactive rate reduction for the unbundled network elements from Verizon as a result of a settlement with the New York Public Service Commission.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         You should read the following discussion together with the "Selected Consolidated Financial Data," financial statements and related notes included in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those discussed in "Item 1. Business," as well as "Cautionary Statements Regarding Forward-Looking Statements," "Risks Related to our Financial Condition and our Business" and "Risks Related to our Industry," below, and other factors relating to our business and us that are not historical facts. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, rapid expansion, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, success and profitability of our wholesale services, dependence on key personnel, uncertainty of government regulation, legal and regulatory uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement.

OVERVIEW

         We offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone or the Internet. These features include Personal Voice Assistant ("PVA"), "Find-Me", "Notify-Me", caller identification, call waiting and speed calling. Our PVA allows users to store contacts in a virtual address book and then access and utilize that information by voice from any telephone. PVA users can also send voice e-mails. We are an emerging provider of advanced, integrated telecommunications services targeted to residential and small business subscribers. In addition to providing our services to consumers we are also providing these services on a wholesale basis. Our wholesale services provide other companies the ability to utilize our telephone exchange services, enhanced services platform, infrastructure and back-office operations to provide services to consumers and small business customers. For management purposes, we are organized into two reportable operating segments: consumer services and wholesale services. The nature of our business is rapidly evolving, and we have a limited operating history.

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

         On December 15, 1999, we filed our initial public offering of 6.9 million shares. This offering resulted in net proceeds to us of approximately $109.1 million. This offering provided us with the opportunity, at the potential expense of profitability, to accelerate our investments in the building of our network, continued research and development, sales and marketing, and professional services and general and administrative infrastructure. We purchased Touch 1 Communications, Inc. ("Touch 1") in April 2000 to accelerate our growth. These investments lead to our revenues growing to $177.7 million in 2000. Nevertheless, these investments also significantly increased our operating and cash expenditures.

         This growth was slowed during 2001 as we moved our focus from growth to profitability. We focused on lowering customer acquisition costs, improving operating efficiencies, and attracting and maintaining a higher quality customer, which initiatives resulted in a charge of $29.9 million relating to the write-off of certain accounts receivables and a $59.2 million impairment of assets relating to the sale of telemarketing centers. We also experienced a reduction in overall headcount in 2001 through a workforce reduction, attrition and the sale of the majority of the operations and assets of the telemarketing centers that we acquired in 2000. In 2001, we had revenues of $275.9 million and incurred a net loss of $146.1 million compared to a net loss of $88.0 million in 2000.

         We continued our focus on operating improvement and cash management during 2002. We also decided to diversify our services and revenues streams by offering wholesale services to other telephone companies. We signed a contract with MCI

WorldCom Communications, Inc. ("MCI") at the end of the first quarter of 2002. We recorded $235.3 million of revenues and net loss of $19.6 million during 2002. Our wholesale services represented 13.1% of total revenues.

         We have recently begun to focus on increasing revenues again. We believe the improvements that we have made over the last two years and our recent shift to focus on growth and innovation, including the recent launch of our PVA will continue to result in the achievement of positive EBITDA and positive cash flows for 2003 and possibly positive net income on a quarterly basis during the third or fourth quarter of 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, disputed payables related to network operations expense, valuation of accounts receivable, property, plant and equipment, long-lived and intangible assets, restructuring reserves, tax related accruals and contingencies. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

         We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

         -        Revenue Recognition. Revenues are recognized when earned.
                  Revenues related to long distance and carrier access service charges are billed monthly in arrears and the associated revenues are recognized during the month of service. Subscription services are billed monthly in advance and we recognize revenues for this service ratably over the service period. We defer certain installation charges and recognize this revenue ratably over the estimated life of our customer. Our wholesale services revenues are derived from contractual arrangements. We perform a review of each contract and determine the appropriate timing of revenues recognition depending on the facts and circumstances of each individual item within the contract. We are currently deferring certain revenues over the life of our arrangements, rather than recognizing revenues up-front. We use the gross method to record our revenues for wholesale services. This method involves the recording of revenues for items that we are directly reimbursed by our wholesale customer with an offsetting expense reported in the appropriate operating expense line. We operate in a heavily regulated industry; therefore, our pricing is subject to both state and federal regulatory commission oversight. Such oversight could result in changes to the amount we bill our customers in current and future periods.

         -        Disputed Payables Related to Network Operations Expense.
                  Network operations expenses are primarily charges from the Incumbent Local Exchange Carriers ("ILECs") for the leasing of their lines, utilizing the unbundled network element platform pricing ("UNE-P"), made available to us as a result of the Telecommunication Act of 1996, and long distance and other charges from inter-exchange carriers ("IXC"). We have disputed billings with IXC and ILECs. Certain of these disputed amounts are not recorded as an expense at the time of dispute. Our disputes are for various reasons including but not limited to incorrect rates, alternatively billed services, duplicate billing, and line loss. This pricing is subject to both state and federal oversight and therefore, our pricing is subject to change. This change could have a material impact on our business model.

         - Valuation of Accounts Receivable. Considerable judgment is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of our customers. We have utilized a consistent method, on a monthly basis, for calculating our bad debts since our change in the second quarter of 2001. We regularly analyze our approach as we gain additional experience or new events and information are identified to determine if any change to our calculation is required.

         - Property, Plant and Equipment. Changes in technology or changes in the intended use of property, plant and equipment may cause the estimated period of use or the value of these assets to change. We utilize straight-line depreciation for property and equipment. We perform an annual analysis to confirm the appropriateness of estimated economic useful lives for each category of current property, plant and equipment. Estimates and assumptions used in both setting depreciable lives and testing for recoverability require considerable judgment.

         - Long-Lived and Intangible Assets. We periodically evaluate long-lived and intangible assets, through the use of discounted cash flow projections, for potential impairment indicators. Additionally, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, and operational considerations. Future events could cause us to conclude that impairment indicators exist and that intangible assets associated with our acquired businesses are impaired. For fiscal years beginning in 2002, the methodology for assessing potential impairments of intangible asset changed as a result of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Our intangible assets continue to be amortized monthly, on a straight-line basis.

         - Restructuring Reserves. In April of 2002, we approved and implemented a restructuring to enhance our future cash flows and operating earnings. The restructuring included a reduction of force coupled with the closure of our North Dakota call centers and our New York sales office. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," the restructuring costs were recognized as liabilities at the time management committed us to the plan. Management determined that these costs provided no future economic benefit to us. The restructuring included termination benefits and lease abandonment costs. In addition, we agreed to a settlement to exit the two leases for our call centers in North Dakota as of July 1, 2002. All termination benefits and settlements to exit our leases in North Dakota are paid as of December 31, 2002. We have recorded restructuring reserve equal to the future lease payments for our New York office as we will be making payments through August 2005.

         - Tax Related Accruals. Our estimates of deferred and current income taxes and the significant items giving rise to the deferred assets and liabilities are shown in footnote 16 - Income Taxes to our consolidated financial statements. These reflect our assessment of actual current and future income taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of realization. Currently we have placed a 100% valuation allowance on all deferred tax assets. A valuation allowance to reduce deferred tax assets is required if the weight of evidence it is more likely than not that the deferred tax assets will not be realized. Actual income and sales taxes could vary from these estimates due to future changes in tax law or results from final review of our tax returns by taxing authorities. We also are subject to various tax audits from various federal, state, and local jurisdictions and make estimates based on the available information and consultation with experts where necessary. We believe our estimates are reasonable, however, they may change materially in the future due to new developments or changes.

         - Contingencies. We are subject to proceedings, lawsuits, audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of provable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingencies. The required accrual for any such contingency may change materially in the future due to new developments or changes in each matter.

ACQUISITION OF TOUCH 1 COMMUNICATIONS, INC. AND SUBSIDIARIES

         We completed the acquisition of Touch 1, on April 14, 2000. The purchase price of Touch 1 consisted of 1.1 million shares of our common stock and $9.0 million in cash. Touch 1 provided us with employees in sales, provisioning, and customer service. We used the purchase accounting method for our acquisition of Touch 1. Therefore, our discussions of the results of operations and liquidity and capital resources do not include any discussions regarding Touch 1 prior to our acquisition of Touch 1, which is treated as being closed for accounting purposes, on April 1, 2000. This treatment is in accordance with the adoption of the purchase method of accounting. As a result of our purchase of Touch 1, we recorded goodwill of $58.6 million and intangible assets related to customer lists of $9.2 million on April 1, 2000. During the second quarter of 2001, we recorded a $54.9 million impairment of assets relating to the goodwill acquired from Touch 1. See the "Impairment of Assets" discussion in the Results of Operations for further details.

CONSOLIDATED RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         The following consolidated Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with results by segment. Key selected financial and operating data for the years ended December 31, 2002 and 2001 are as follows:

                                                           FOR THE YEARS ENDED     AMOUNT        PERCENTAGE
                                                               DECEMBER 31,        CHANGE         CHANGE     PERCENTAGE OF REVENUES
                                                           -------------------    FAVORABLE      FAVORABLE   ----------------------
                                                            2002        2001    (UNFAVORABLE)  (UNFAVORABLE)    2002        2001
                                                           ------      -------  -------------     ------      --------    --------
                                                                                       (IN MILLIONS)
RESULTS OF OPERATIONS:
Revenues                                                   $235.2      $275.9      $(40.7)         (14.8)%     100.0%      100.0%
                                                           ------      -------     ------          -------     ------      ------

Operating expenses:
     Network operations                                      91.4        155.2       63.8            41.1%      38.9%       56.3%
     Sales and marketing                                     12.3         31.2       18.9            60.6%       5.2%       11.3%
     General and administrative                             122.5        156.1       33.6            21.5%      52.1%       56.6%
     Asset impairment charge                                  1.1         59.2       58.1            98.1%       0.4%       21.4%
     Wholesale development costs                              1.0           --       (1.0)             --%       0.4%         --%
     Restructuring Charge                                     1.9           --       (1.9)             --%       0.8%         --%
     Depreciation and amortization                           23.9         23.3       (0.6)          (2.6)%      10.2%        8.4%
                                                           ------      -------      ------          ------      -----       -----

        Total operating expenses                            254.1        425.0      170.9            40.2%     108.0%      154.0%
                                                           ------      -------     ------           ------     ------      ------

        Operating loss                                      (18.9)      (149.1)     130.2            87.3%     (8.0)%     (54.0)%
                                                           ------      -------     ------           ------     ------      ------

Nonoperating income (loss):
     Interest and other income                                3.5          6.9       (3.4)         (49.3)%       1.5%        2.5%
     Interest and other expense                              (4.1)        (3.8)      (0.3)          (7.9)%     (1.7)%      (1.4)%
                                                           ------      -------     ------         --------     ------      ------

        Total nonoperating income (loss)                     (0.6)         3.1       (3.7)        (119.4)%     (0.2)%        1.1%
                                                           ------      -------     ------         --------     ------      ------

        Net loss                                            (19.5)      (146.0)     126.5            86.6%     (8.2)%     (52.9)%

        Less mandatorily redeemable convertible
                 preferred stock dividends and accretion    (15.6)       (15.1)      (0.5)          (3.3)%     (6.6)%      (5.5)%
        Less deemed dividend related to beneficial
                 conversion feature                          (0.2)        (9.4)       9.2            97.9%     (0.1)%      (3.4)%
                                                           ------      -------     ------           ------     ------      ------

        Net loss attributable to common stockholders       $(35.3)     $(170.5)    $135.2            79.3%    (14.9)%     (61.8)%
                                                           ======      =======     ======           ======    =======     =======

EBITDA                                                     $  5.0      $(125.8)    $130.8           104.0%       2.2%     (45.6)%
                                                           ======      =======     ======           ======    =======     =======

CASH FLOW DATA:
Net cash provide by (used in) operating activities         $ 18.4      $(21.8)     $ 40.2           184.4%        (*)         (*)
Net cash used in investing activities                       (15.6)      (15.6)         --              --%        (*)         (*)
Net cash provided by (used in) financing activities          (5.7)        9.7       (15.4)        (158.8)%        (*)         (*)
                                                           ======      ======      ======         ========
Net decrease in cash and cash equivalents                  $ (2.9)     $(27.7)     $ 24.8            89.5%        (*)         (*)
                                                           ======      ======      ======         ========

(*) Not meaningful

         The following special items reconciliation, in millions except for per share data, shows items that management believes are important to be identified and discussed separately to get a complete understanding of our operations:

                                             YEAR ENDED DECEMBER 31, 2002                     YEAR ENDED DECEMBER 31, 2001
                                      ------------------------------------------    --------------------------------------------
                                                    NET LOSS                                       NET LOSS
                                                  ATTRIBUTABLE                                   ATTRIBUTABLE
                                      NET INCOME    TO COMMON                       NET INCOME     TO COMMON
                                        (LOSS)    STOCKHOLDERS  EBITDA     EPS        (LOSS)     STOCKHOLDERS  EBITDA      EPS
                                      ----------  -----------   ------   -------    -----------  ------------  -------   -------
REPORTED AMOUNTS                        $(19.5)    $(35.3)      $ 5.0    $(1.01)      $(146.0)     $(170.5)    $(125.8)  $(5.03)
SPECIAL ITEMS
  RETROACTIVE REDUCTION TO NETWORK
    ACCESS RATES                          (9.0)      (9.0)       (9.0)    (0.26)           --           --          --       --
  RESTRUCTURING CHARGE                     1.9        1.9         1.9      0.05            --           --          --       --
  ASSET IMPAIRMENT                         1.1        1.1         1.1      0.03          59.2         59.2        59.2     1.75
  MCI BANKRUPTCY                           1.3        1.3         1.3      0.04            --           --          --       --
  WHOLESALE DEVELOPMENT COSTS              1.0        1.0         1.0      0.03            --           --          --       --
  WRITE-DOWN OF ACCOUNTS RECEIVABLE         --         --          --        --          29.9         29.9        29.9     0.90
                                      --------    -------       -----    ------     ---------    ---------     -------   ------
TOTAL IMPACT OF NON-RECURRING ITEMS       (3.7)      (3.7)       (3.7)    (0.11)         89.1         89.1        89.1     2.65
                                      --------    -------       -----    ------     ---------    ---------     -------   ------

AMOUNTS AFTER SPECIAL ITEMS             $(23.2)    $(39.0)      $ 1.3    $(1.12)       $(56.9)     $ (81.4)    $ (36.7)  $(2.38)
                                      ========    =======       =====    ======     =========    =========     =======   ======

     - Retroactive reduction to network access rates. During 2002, we received a $9.0 million retroactive rate reduction for the unbundled network elements from Verizon as a result of their settlement with the New York Public Service Commission.

     - Restructuring charge. During 2002, we closed two call centers in North Dakota and our New York sales office. We recorded $1.9 million for termination benefits, lease abandonment and lease settlement costs.

     - Asset impairment. We recorded a $1.1 and $59.2 million of expenses related to impaired assets in 2002 and 2001, respectively. This expense was the result of management's decision to reduce telemarketing activity levels. In 2001, a majority of the operations and assets of telemarketing centers acquired from Touch 1 were either voluntarily closed or sold. In addition to the goodwill impairment of $54.9 million, we recorded a $4.3 million charge associated with the impairment of assets, composed of $3.0 million relating to unrealizable software and development projects, $0.9 million of a worthless telemarketing property and equipment, and $0.4 million of securities deemed to be worthless. As a result of management's decision in the second quarter of 2002 to enhance future cash flow and operating earnings, we closed the remaining call centers in North Dakota and recorded a $1.1 million asset impairment.

     - MCI bankruptcy. We recorded $1.3 million for possible exposure to carrier receivables as a result of MCI's bankruptcy. We reversed $0.6 million of revenue and recorded $0.7 million of additional bad debt expense.

     - Wholesale development costs. During 2002, we began to provide wholesale telephone service. We recorded start-up costs for developing this new service offering of approximately $1.0 million.

     - Write-down of accounts receivable. Included in the 2001 general and administrative expense was a write-off of accounts receivable that resulted in $29.9 million of additional bad debt expense.

         Revenues. Revenues decreased by $40.7 million to $235.2 million for the year ended December 31, 2002, compared to $275.9 million the prior year. The decrease was primarily attributable to the average Z-LineHOME and Z-LineBUSINESS customer count of 229,000 for the year ended December 31, 2002, compared to 297,000 for the prior year. Additionally, the decrease in Touch 1 (1+) long distance lines in service contributed an additional decrease of $6.1 million to our 2002 revenues. The following table outlines the approximate number of subscriber lines for Z-LineHOME and Touch 1 (1+) long distance services as of the end of the period:

                  TYPE OF SERVICE                            DECEMBER 31, 2002        DECEMBER 31, 2001
                  ---------------                            -----------------        -----------------
                  Z-LineHOME and Z-LineBUSINESS                 203,000                    254,000
                  Touch 1 (1+) Long Distance Services           108,000                    160,000

         The reduction in lines in service was a result of our effort to slow growth for the first three quarters of 2002, while eliminating poor paying customers and increasing the quality of our embedded subscriber base with respect to payment experience. These decreases were off-set by the introduction of our wholesale services which contributed $30.8 million to our revenues for the nine-months that we offered this service during 2002.

         The following table, in millions, provides a summary of our revenues for the years ended 2002 and 2001:

                  TYPE OF REVENUES                                 2002                      2001
                  ---------------                            -----------------        -----------------
                  Z-LineHOME and Z-LineBUSINESS                   $ 187.6                   $ 253.0
                  Touch 1 (1+) Long Distance Services                16.8                      22.9
                  Wholesale Services                                 30.8                       -0-
                                                                  -------                   -------
                  Total                                           $ 235.2                   $ 275.9

         Our service offerings, Z-LineHOME and Z-LineBUSINESS, accounted for 79.8% of our total revenues in 2002, compared to 91.7% the prior year. These offerings are currently available in 46 states. We expect Z-LineHOME to continue to increase as a percentage of consumer revenues and relative to our Touch 1 (1+) Long Distance Services but decrease as an overall percentage of total revenues as we expect continued growth in our wholesale service business. Our Z-LineHOME and Z-LineBUSINESS revenues were primarily derived from the following ten states shown in the below table (For both years 2002 and 2001 the Z-LineBUSINESS revenues are immaterial):

                                                       PERCENTAGE OF TOTAL
                                                  Z-LINEHOME AND Z-LINEBUSINESS
                                                            REVENUES
                                                  -----------------------------
                                                     2002              2001
                                                     ----              ----
                           California                 1%                2%
                           Georgia                    4%                5%
                           Illinois                  13%                5%
                           Massachusetts              1%                2%
                           Maryland                   2%                2%
                           Michigan                  13%                9%
                           New York                  46%               53%
                           Pennsylvania               6%                9%
                           Texas                      8%               10%
                           Virginia                   2%                2%
                           All others                 4%                1%
                                                    ---               ---
                           Total                    100%              100%
                                                    ===               ===


         Network Operations. Network operations expense decreased by $63.8 million to $91.4 million for the year ended December 31, 2002, compared to $155.2 million the prior year. Our consolidated gross margin percentage increased to 61.1% for the year ended December 31, 2002, compared to 43.8% the prior year. Our network operations expense primarily consists of fixed and variable transmission expenses for interconnection agreements with ILECs, service level agreements with IXCs, and transmission services based on tariffed arrangements. The decrease in network operation expenses was primarily the result of having an overall lower average number of subscribers in service for the year ended 2002 compared to the prior year.

         In addition, in early 2002, the New York Public Service Commission (the "Commission") approved a settlement, which reduced the prices that we and other competitive local exchange carriers pay for unbundled network elements and expanded the availability of those elements. Specifically, rates for the elements comprising the unbundled network element platform were reduced by approximately $8 to $9 per month per subscriber, on average. These rate decreases were effective March 1, 2002. In addition, the Commission directed Verizon to provide bill credits to us in the amount of $9.0 million to implement retroactive rate decreases for unbundled local switching. We have recorded this credit during 2002 and have received the entire credit as of December 31, 2002 from Verizon. In the future we do not anticipate any further retroactive rate reductions. As a result of the Federal Communication Commission's Triennial Review the individual state commissions will be reviewing and determining the availability and pricing of the UNE-P. We believe that the decision to allow each individual state to determine the rules related to UNE-P will result in both increases and decreases in availability of UNE-P and increases and decreases to pricing that will result in more or less competition. We will be focusing our efforts on insuring the pricing and availability of UNE-P is conducive to our desire to compete, however, we recognize the wide-range of possibilities that could occur. We will likely focus our efforts to increase lines toward states that provide pricing that we determine is appropriate for our growth model and expect an overall increase in network operations expenses in 2002.

         Sales and Marketing. Sales and marketing expense decreased $18.9 million to $12.3 million for the year ended December 31, 2002, compared to $31.2 million the prior year. The sales and marketing expense primarily consists of telemarketing, direct mail, brand awareness advertising, and independent sales representative commissions and salaries and benefits paid to employees engaged in sales and marketing activities.

         Our continued decrease in sales and marketing expense was a result of our focus to conserve cash while focusing on improving internal operations and subscriber quality. This focus and decrease in marketing activity contributed to a decrease in lines of 54,000 or about 20% during 2002. Our primary source of sales for 2002 was from independent sales representatives. It was not until the last quarter of 2002 that we changed our focus to line growth and began a multi-faceted marketing campaign in Atlanta, Georgia that combined radio, billboard, and television advertising to launch our new service offering, PVA. In addition to our marketing campaign we also contracted with several independent sales representatives during the latter half of 2002 that contributed to our fourth quarter line growth.

         We expect to continue to focus our sales and marketing efforts to maintain acceptable acquisition costs per subscriber. We expect to increase our advertising levels, grow our independent sales representatives sales force, and increase our partnering opportunities throughout 2003. We will continue to build our overall awareness of the "Z" brand, and explore alliances and ventures with other companies. We expect sales and marketing expense to increase during 2003, over that experienced during 2002, as we use our expected increase in cash flow from our consumer and wholesale business to fund sales and marketing efforts in additional metropolitan areas.

         General and Administrative. General and administrative expense decreased $33.6 million to $122.5 million for the year ended December 31, 2002, compared to $156.1 million the prior year. General and administrative expense primarily consists of employee salaries and benefits, temporary services, bad debt expense, billing and collection costs, occupancy costs, and provisioning costs.

         The decrease in general and administrative expense was primarily related to the write-off of accounts receivables in 2001 that resulted in $29.9 million of additional bad debt expense. Excluding the $29.9 million of bad debt expense, general and administrative expense decreased only $3.7 million during 2002 and represented 52.1% of revenues in 2002 compared to 45.7% in 2001. This increase as a percentage of revenues was largely the result of our decision in 2002 to continue our focus on internal operations, product offerings and subscriber economics rather than investing in line growth for most of the year. Excluding the 2001 write-off from general and administrative expense, our decreased line count and focus on internal operations resulted in lower bad debt expense, decreased billing and collection expenses and less salaries and benefit expenses, all of which contributed to our reduced general and administrative expenses in 2002 compared to 2001. We believe we are appropriately positioned for the line and revenue growth that we are expecting during 2003.

         We anticipate general and administrative expenditures will continue to increase in the future to support our expanding service offerings and our expected increase in consumer and wholesale lines during 2003. We will continue to evaluate our operations for efficiencies and our employee staffing requirements as they relate to increased efficiencies or needs to expand or outsource services. We expect to begin to see reductions of general and administrative expense as a percentage of revenues in 2003. This reduction is necessary for our achievement of profitability and the generation of positive cash flow for 2003.

     Asset Impairment Charge. Asset impairment charges decreased $58.1 million to $1.1 million for the year ended December 31, 2002, compared to $59.2 million the prior year. The decrease in asset impairment is the result of our closure of the remaining North Dakota call centers in 2002 after closing substantially all of the centers in 2001.

         As a result of management's decision in the second quarter of 2002 to enhance future cash flow and operating earnings, we decided to close the remaining call centers in North Dakota acquired in our acquisition of Touch 1. In April of 2002, we announced a restructuring plan that included a reduction in force and the closure of the North Dakota call centers resulting in an asset impairment charge totaling $1.1 million for property, plant, and equipment sold in conjunction with the settlement of the leases in these locations, in the second quarter of 2002.

         Wholesale development costs. Wholesale development costs were $1.0 million in 2002. We incurred these costs, related to the initiation of our wholesale services offerings, during the first quarter of 2002.

     Restructuring Charge. We recorded a restructuring charge of $1.9 million in 2002.

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

         The restructuring charge includes termination benefits and lease abandonment costs. In addition, we agreed to a settlement to exit the two leases for our call centers in North Dakota as of July 1, 2002. All termination benefits and settlements to exit our leases in North Dakota were paid as of December 31, 2002. We have recorded a lease abandonment charge representing the future lease payments for our New York office as a liability and will make payments through August 2005. As of December 31, 2002 we had an accrual of approximately $0.6 million remaining for this restructuring charge.

         Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million to $23.9 million for the year ended December 31, 2002, compared to $23.3 million the prior year. The slight increase in depreciation and amortization is primarily a result of increased capital expenditures during the last couple of years. We anticipate a flat to slightly increased depreciation and amortization expense during 2003 depending on our requirements to purchase additional computer equipment, switching equipment, furniture and leasehold improvements as a result of our line growth or the introduction of new services.

         Interest and Other Income. Interest and other income decreased $3.4 million to $3.5 million for the year ended December 31, 2002, compared to $6.9 million the prior year. Interest and other income consists of interest charged to our Z-LineHOME customers for not paying their bills on-time and income from interest earned from our cash balance and any gains from the sale of investments or securities. The decrease for 2002 was primarily due to our having an overall average of fewer customers in service in 2002 compared to 2001 and exercising more effective treatment of poor paying customers resulting in fewer delinquencies and more timely payments by customers.

         Interest and Other Expense. Interest and other expense increased $0.3 million to $4.1 million for the year ended December 31, 2002, compared to $3.8 million the prior year. Our interest expense is a result of late fees for vendor payments, charges related to our RFC Capital Corporation ("RFC") accounts receivable agreement, capital leases and our debt obligations. The overall increase in interest expense is a result of $1.0 million of increased late payment fees paid for network costs in 2002 compared to 2001. This increase was offset by reduced interest expense on our debt obligations. The charges for the utilization of our accounts receivable arrangement with RFC during 2002 remained consistent with the prior year expenses, although we have decreased our sales of receivables during the second half of 2002. We anticipate that interest expense will decrease in the future as we continue to reduce our debt obligations and improve our cash flow, which should result in more timely payment of our network and other expenses. This decrease will be offset to the extent that we are able to borrow money to support growth through new funding sources and to finance any significant capital expenditures necessary to grow our business in 2003. We expect the continued utilization of our RFC accounts receivable agreement during 2003.

         Income Tax Benefit. No provision for federal or state income taxes has been recorded due to the full valuation allowance recorded against the deferred tax asset for the years ended December 31, 2002 and 2001.

         Net Loss. Our net loss improved $126.5 million to $19.5 million for the year ended December 31, 2002, compared to $146.0 million the prior year. Excluding special items, as outlined in the table at the beginning of this section labeled "Special Items Reconciliation", net loss improved $33.7 million to $23.2 million for the year ended December 31, 2002, compared to $56.9 million the prior year.

         Net Loss Attributable to Common Stockholders. Our net loss attributable to common stockholders improved $135.2 million to $35.3 million for the year ended December 31, 2002, compared to $170.5 million the prior year. Excluding special items, net loss attributable to common stockholders improved $42.4 million to $39.0 million for the year ended December 31, 2002, compared to

$81.4 million the prior year. This decrease was primarily discussed above, however, there was also a decrease of $9.2 million for the deemed dividend related to beneficial conversion in 2002.

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

         EBITDA. Many securities analysts use the measure of earnings before deducting interest, income taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of evaluating our financial performance. EBITDA is not a measure under GAAP, is not meant to be a replacement for GAAP and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. We have included EBITDA data because it is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results. Our EBITDA improved by $130.8 million to positive $5.0 million for the year ended December 31, 2002, compared to negative $125.8 million the prior year. Excluding special items, EBITDA improved by $38.0 million to positive $1.3 million in 2002, compared to negative $36.7 million the prior year. We expect to improve our positive EBITDA during 2003. The expected generation of positive EBITDA will primarily be attributed to increases in subscribers, operating efficiencies, and the contribution of existing and new wholesale services and other new services.

RESULTS OF OPERATIONS BY SEGMENT

         Management evaluates the performance of each business unit based segment results, exclusive of adjustments for special items. Special items are transactions or events that are included in our reported consolidated results but are excluded from segment results due to their nonrecurring or non-operational nature. We have broken these special items out in a table labeled Special Items Reconciliation at the beginning of this section of the 10-K. In addition, when changes in our business affect the comparability of current versus historical results, we will adjust historical operating information to reflect the current business structure.

         The following tables, in millions, provide our reportable segments in total dollars and as a percentage of our consolidated results. These tables will facilitate our discussion of our results by segment. It is important to understand that we only record direct expenses in our wholesale services and therefore, all employee benefits, occupancy, insurance, and other indirect or overhead related expenses are reflected in the consumer services segment. We are in the process of reviewing and possibly adopting a methodology for internal reporting purposes that would allocate these indirect and overhead related expenses to the respective units or possibly separating these expenses from the segments.

                                                 YEAR ENDED DECEMBER 31, 2002                 YEAR ENDED DECEMBER 31, 2001
                                         -----------------------------------------     ----------------------------------------
                                         CONSUMER        WHOLESALE    CONSOLIDATED     CONSUMER        WHOLESALE   CONSOLIDATED
                                         SERVICES       SERVICES(1)     RESULTS        SERVICES         SERVICES      RESULTS
                                         --------       -----------   ------------     --------        ---------   ------------
Revenues                                  $203.8          $ 30.8        $234.6          $275.9          $   --      $ 275.9
                                          ------          ------        ------          ------          ------      -------
Operating expenses:
    Network operations                      89.6            10.8         100.4           155.2              --        155.2
    Sales and marketing                     12.3              --          12.3            31.2              --         31.2
    General and administrative             111.9             8.7         120.6           126.2              --        126.2
    Depreciation and amortization           22.4             1.5          23.9            23.3              --         23.3
                                          ------          ------        ------          ------          ------      -------
        Total operating expenses           236.2            21.0         257.2           335.9              --        335.9
                                          ------          ------        ------          ------          ------      -------
        Segment results                   $(32.4)         $  9.8         (22.6)         $(60.0)         $   --      $ (60.0)
                                          ======          ======                        ======          ======
Reconciling Items:
    Interest and other income                                              3.5                                          6.9
    Interest and other expenses                                           (4.1)                                        (3.8)
    Special items (2)                                                      3.7                                        (89.1)
                                                                        ------                                      -------
    Net loss                                                            $(19.5)                                     $(146.0)
                                                                        ======                                      =======

                                                      REVENUES AND OPERATING EXPENSE AS A %
                                                         OF CONSOLIDATED SEGMENT RESULTS
                                         ---------------------------------------------------------------
                                         YEAR ENDED DECEMBER 31, 2002       YEAR ENDED DECEMBER 31, 2001
                                         ----------------------------       ----------------------------
                                            CONSUMER       WHOLESALE           CONSUMER     WHOLESALE
                                            SERVICES       SERVICES            SERVICES     SERVICES
                                            --------       ---------           --------     ---------
Revenues                                      86.9%          13.1%               100.0%         --%
                                             -----          -----               ------       -----
Operating expenses:                                                                             --
    Network operations                        89.2%          10.8%               100.0%         --%
    Sales and marketing                      100.0%            --%               100.0%         --%
    General and administrative                92.8%           7.2%               100.0%         --%
    Depreciation and amortization             93.7%           6.3%               100.0%         --%
                                             -----          -----               ------       -----
        Total operating expenses              91.8%           8.2%               100.0%         --%
                                             =====          =====               ======       =====

(1) We began our wholesale services business in April of 2002. Therefore, there are only nine months of activity for this segment.

(2) For a detail of the special items please refer to the Special Items Reconciliation at the beginning of this section.

CONSUMER SERVICES SEGMENT

         The following table, in millions, provides our consumer services segment for 2002 compared to 2001. This is the first annual discussion of our results by segment because prior to 2002 we had only one segment, consumer services. Therefore, the 2001 consumer services segment is the same as our consolidated 2001 results, excluding special items.

                                                                        CONSUMER SERVICES SEGMENT
                                             -------------------------------------------------------------------------------
                                              FOR THE YEARS ENDED         AMOUNT       PERCENTAGE
                                                  DECEMBER 31,            CHANGE         CHANGE         PERCENTAGE OF REVENUES
                                             ---------------------       FAVORABLE      FAVORABLE      -----------------------
                                              2002           2001      (UNFAVORABLE)  (UNFAVORABLE)      2002           2001
                                             ------         ------     -------------  -------------     ------         ------
Revenues                                     $203.8         $275.9         $(72.1)        (26.1)%        100.0%         100.0%
                                             ------         ------         ------         -----          -----          -----
Operating expenses:
     Network operations                        89.6          155.2           65.6           42.3%         44.0%          56.3%
     Sales and marketing                       12.3           31.2           18.9           60.6%          6.0%          11.3%
     General and administrative               111.9          126.2           14.3           11.3%         54.9%          45.7%
     Depreciation and amortization             22.4           23.3            0.9            3.9%         11.0%           8.4%
                                             ------         ------         ------          -----         -----          -----
             Total operating expenses         236.2          335.9           99.7           29.7%        116.0%         121.7%
                                             ------         ------         ------          -----         -----          -----
             Segment results                 $(32.4)        $(60.0)        $ 27.6         (46.0)%       (16.0)%         (21.7%
                                             ======         ======         ======         =======       =======         ======

         Revenues. Revenues decreased by $72.1 million to $203.8 million for the year ended December 31, 2002, compared to $275.9 million the prior year. The decrease was primarily attributable to a decline in Z-LineHOME customers in 2002 compared to 2001. The decrease in Touch 1 (1+) long distance lines in service contributed an additional decrease of $6.1 million to our 2002 revenues. These decreases were a result of focusing our efforts on establishing and growing our wholesale services, which were launched during 2002, which partially reduced our focus from our consumer services business. Therefore, consumer services revenues decreased as a percentage of consolidated revenues by 13.1% to 86.9% for 2002, compared to 100% the prior year. We changed our focus to increasing our line growth for our consumer services in the final quarter of 2002 and expect to see increased revenues during 2003. We expect consumer services revenues to grow at a slower rate than our wholesale services revenues, resulting in consumer services being a smaller percentage of consolidated revenues during 2003 compared to 2002.

         Network Operations. Network operations expense decreased by $65.6 million to $89.6 million for the year ended December 31, 2002, compared to $155.2 million the prior year. Our gross margin percentage increased to 56.3% for the year ended December 31, 2002, compared to 43.7% the prior year. Excluded from this improved gross margin for 2002 is a $9.0 million retroactive reduction to network access rates in New York; including this item, network operations expense would have decreased by $56.6 million from 2001 and gross margin, as a percentage of consumer services revenues would have been 60.6% for 2002. Our network operations expense as a percentage of revenues decreased primarily as a result of decreases in the unbundled network element platform rates we pay to lease lines from the ILECs in the states we are operating and more specifically the rate reduction in New York, our largest market with 46% of our 2002 Z-LineHOME and Z-LineBUSINESS revenues. Other reductions resulted from improvements we have made to internal operations and processes that minimize our network operations costs.

         Sales and Marketing. Sales and marketing expense decreased $18.9 million to $12.3 million for the year ended December 31, 2002, compared to $31.2 million the prior year. We continued to conserve cash during 2002 resulting in less than historically reported sales and marketing expense. However, we have already increased our advertising activity and independent sales representatives programs during 2003. We intend to expand our marketing activity in order to add additional metropolitan areas during 2003, in an attempt to increase our consumer lines in service.

         General and Administrative. General and administrative expense decreased $14.3 million to $111.9 million for the year ended December 31, 2002, compared to $126.2 million the prior year. As a percentage of revenues general and administrative expense increased by 9.2% to 54.9% of revenues in 2002 compared to 45.7% the prior year. This increase excluded special items in 2002 of $0.7 million of bad debt expense related to the WorldCom bankruptcy and the 2001 accounts receivable write-down totaling $29.9 million of bad debt expense. Including these special items, general and administrative expense decreased by $43.5 million during 2002 and was 55.3% of revenues compared to 56.6% for the prior year. The increase as a percentage of revenues before special items was the result of our decision in 2002 to focus on internal operations, product offerings and future subscriber economics rather than investing in line growth for most of 2002.

         With the change of focus to line growth, we expect general and administrative expense to decrease as a percentage of revenues as a result of the leveraging of certain elements of our fixed cost structure, although we expect an increase in total dollars as we incur more charges for incremental costs such as, billing, collection, and headcount related expenses during 2003. During 2002 consumer services was 92.9% of consolidated segment general and administrative expense. Included in the consumer services general and administrative expense is all employee benefits, occupancy, insurance, and other indirect or overhead-related expenses as only direct costs are recorded in our wholesale services segment. We are in the process of reviewing and possibly adopting a methodology for internal reporting purposes that would allocate these indirect and overhead related expenses to the respective segments or possibly separating these expenses from each segment. We expect that our consumer services business will grow at a slower rate than our wholesale services during 2003, therefore, we expect consumer services to be a smaller percentage of consolidated general and administrative expense during 2003.

         Depreciation and Amortization. Depreciation and amortization expense decreased $0.9 million to $22.4 million for the year ended December 31, 2002, compared to $23.3 million the prior year. The slight decrease in depreciation and amortization is primarily a result of a small decrease in purchasing of capital assets during the last two years. We anticipate depreciation to be relatively flat during 2003, although we are contemplating various options for new services and innovations to our current services that may require the purchasing of additional hardware and software.

WHOLESALE SERVICES SEGMENT

This is the first annual discussion of our results by segment because prior to April 1, 2002 we had only one segment, consumer services. Therefore, the 2001 wholesale services segment has no results. The following table, in millions, provides our wholesale services segment for 2002 compared to 2001 to facilitate our discussion of results for our wholesale services segment:

                                                                       WHOLESALE SERVICES SEGMENT
                                             -------------------------------------------------------------------------------
                                              FOR THE YEARS ENDED         AMOUNT       PERCENTAGE
                                                  DECEMBER 31,            CHANGE         CHANGE         PERCENTAGE OF REVENUES
                                             ---------------------       FAVORABLE      FAVORABLE      -----------------------
                                              2002           2001      (UNFAVORABLE)  (UNFAVORABLE)      2002           2001
                                             ------         ------     -------------  -------------     ------         ------
Revenues                                     $ 30.8         $  --        $  30.8           100.0%        100.0%        --%
                                             ------         -----        -------           ------        ------       ----
Operating expenses:
     Network operations                        10.8            --          (10.8)        (100.0)%         35.1%        --%
     General and administrative                 8.7            --           (8.7)        (100.0)%         28.2%        --%
     Depreciation and amortization              1.5            --           (1.5)        (100.0)%          4.9%        --%
                                             ------         -----        -------         --------         -----       ----

             Total operating expenses          21.0            --          (21.0)        (100.0)%         68.2%        --%
                                             ------         -----        -------         --------         -----       ----

             Segment results                 $  9.8         $  --        $   9.8           100.0%         31.8%        --%
                                             ======         =====        =======           ======         =====       =====

         Revenues. Revenues were $30.8 million or 13.1% of consolidated segment revenues for 2002. These revenues are primarily from our wholesale contract with MCI. We have recently signed an agreement with Sprint to provide wholesale services. We expect the MCI revenues to decrease considerably during 2003 and are already seeing a migration of customers from our systems. We recognize the possibility of contract termination, however, we expect that Sprint could make up for any shortfall in revenues should MCI terminate their contract. In addition, our business development group is actively pursuing other potential wholesale partners and working to develop new wholesale services. We expect wholesale services to become a larger percentage of overall revenues during 2003.

         Network Operations. Network operations expense was $10.8 million or 10.8% of consolidated segment network operations expense. We expect this expense to vary depending on each individual wholesale contract. We incur these expenses when providing unbundled network elements that we lease from the ILEC to our wholesale customers. Certain wholesale customers may not utilize this service or may only use this service for a short period of time under the contract. Therefore, it is difficult to anticipate the change to this expense during 2003.

         General and Administrative. General and administrative expense was $8.7 million or 7.2% of consolidated segment general and administrative expense. The significant components of this expense mirror our consolidated expenses, however, we only record the direct expenses associated with our wholesale services. Therefore, we have not allocated any indirect or overhead expenses such as employee benefits, occupancy, insurance or other similar expenses to the wholesale services segment. These expenses are all included in the consumer services segment.

         We expect general and administrative expense to increase in total dollars and as a percentage of our consolidated expenses. We also expect that we will begin to outsource certain functions, currently handled internally, to mange the anticipated growth of our wholesale services, while limiting our cost exposure. We have been receiving pre-prepayments from MCI for our wholesale services as a result of their bankruptcy filing and have not recorded any bad debt for wholesale services. We will continue to monitor our wholesale services and determine the appropriate bad debt methodology for our wholesale services based on each individual wholesale contract and partner.

         Depreciation and Amortization. Depreciation and amortization expense was $1.5 million or 6.3% of consolidated depreciation and amortization. Although we do not expect significant increases in our capital expenditures during 2003 we may have an increase in capital expenditures for our wholesale services compared to consumer services, which would lead to an increase percentage of our consolidated depreciation expense being attributable to wholesale services. We are also contemplating new wholesale service offerings that may require additional capital expenditures that would also contribute to higher depreciation and amortization expense.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Revenues. Revenues increased by $98.2 million to $275.9 million for the year ended December 31, 2001, compared to $177.7 million the prior year. The increase is attributable to the average Z-LineHOME customer count of 297,000 for the year ended December 31, 2001, compared to 190,000 the prior year. Touch 1 contributed $22.9 million of revenues for the year ended December 31, 2001 compared to $29.7 million the prior year. The following table outlines the approximate number of subscriber lines for Z-LineHOME and Touch 1 (1+) long distance services as of the end of the period:


                  TYPE OF SERVICE                               DECEMBER 31, 2001           DECEMBER 31, 2000
                  ---------------                              ------------------          ------------------
                  Z-LineHOME                                         254,000                     340,000
                  Touch 1 (1+) Long Distance Services                160,000                     255,000

         The reduction in lines during 2001 was a result of our effort to slow growth while eliminating poor paying customers and increasing the overall quality of our embedded subscriber base from a payment perspective.

         Our primary service offering, Z-LineHOME, which accounted for 91.7% of our total revenues in 2001 compared to 83.3% the prior year. Our Z-LineHOME product was available in 38 states in 2001, however, revenues were primarily derived from the following ten states shown in the below table:

                                                           PERCENTAGE OF TOTAL
                                                           Z-LINE HOME REVENUES
                                                         ------------------------
                                                         2001              2000
                                                         ----             ------
                           California                      2%               0%
                           Georgia                         5%               2%
                           Illinois                        5%               0%
                           Massachusetts                   2%               3%
                           Maryland                        2%               0%
                           Michigan                        9%               0%
                           New York                       53%              69%
                           Pennsylvania                    9%               7%
                           Texas                          10%              17%
                           Virginia                        2%               0%
                           All others                      1%               2%
                                                         ---              ---
                           Total                         100%             100%
                                                         ===              ===

         Network Operations. Network operations expense increased by $48.1 million to $155.2 million for the year ended December 31, 2001, compared to $107.1 million the prior year. Our consolidated gross margin percentage increased to 43.8% for the year ended December 31, 2001, compared to 39.7% for the prior year.

         Sales and Marketing. Sales and marketing expense decreased $13.8 million to $31.2 million for the year ended December 31, 2001, compared to $45.0 million the prior year.

         Our focus on lower acquisition cost coupled with our changing customer acceptance policies and reduced growth objectives during 2001 resulted in a decrease of $10.1 million of sales and marketing expense. The remaining decrease in sales and marketing expense is primarily attributable to the sale and closure of substantially all of our telemarketing centers in Minot, North Dakota and Canada as of June 30, 2001. This decrease in marketing has contributed to the overall decrease of 86,000 lines during 2001.

         General and Administrative. General and administrative expense increased $56.5 million to $156.1 million for the year ended December 31, 2001, compared to $99.6 million the prior year.

         The increase in general and administrative expense primarily relates to the write-off of accounts receivable that resulted in $29.9 million of additional bad debt expense recorded during the second quarter of 2001. Excluding the $29.9 million of bad debt expense, general and administrative expense was 45.7% of 2001 revenues compared to 56.1% for the year ended December 31, 2000. This reduction as a percentage of revenues is the result of various cost control measures implemented during 2001, to support our focus on improved subscriber quality rather than growth, as well as an increased utilization of fixed costs within our business.

         Asset Impairment Charge. We recorded a $59.2 million expense related to impaired assets in the second quarter of 2001.

         As a result of management's decision in the second quarter to reduce telemarketing efforts, a majority of the operations and assets of telemarketing centers acquired from Touch 1 were either voluntarily closed or sold. On June 30, 2001 the telemarketing centers sold accounted for approximately $1.0 million in property, plant and equipment. For these assets, we received 270,000 shares of preferred stock of the privately held acquirer and a note receivable of approximately $0.5 million. The loss recorded on this transaction equated to approximately $1.0 million.

         As a result of the decision to reduce telemarketing efforts noted above and the subsequent transactions, management performed an assessment of the value of the intangible assets recorded in the Touch 1 acquisition, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In the second quarter 2001, it was determined that undiscounted future cash flows over the remaining amortization period of certain intangible assets indicated that the value assigned to the intangible assets might not be recoverable. Therefore, we undertook an effort to determine the amount of expense to be recorded relating to the impairment.

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

         Depreciation and Amortization. Depreciation and amortization expense increased $6.1 million to $23.3 million for the year ended December 31, 2001, compared to $17.2 million the prior year. The increase in depreciation and amortization was primarily a result of having more fixed assets in service during 2001.

         Interest and Other Income. Interest and other income increased $1.4 million to $6.9 million for the year ended December 31, 2001, compared to $5.5 million the prior year. Interest and other income consists of interest charged to our Z-LineHOME customers for not paying their bills on-time and income from interest earned from our cash balance and any gains from the sale of investments or securities. The increase for 2001 was primarily due to an overall average of more customers in service in 2001 compared to 2000 resulting in larger late payment fees being assessed to customers.

         Interest and Other Expense. Interest and other expense increased $1.5 million to $3.8 million for the year ended December 31, 2001, compared to $2.3 million the prior year. Our interest expense is a result of the interest charged related to our RFC accounts receivable agreement, capital leases and other debt obligations. The increased interest expense relates to the utilization of our accounts receivable arrangement with RFC Capital, Corporation during 2001.

         Income Tax Expense. No provision for federal or state income taxes has been recorded due to the full valuation allowance recorded against the deferred tax asset for the years ended December 31, 2001 and 2000.

         Net Loss. Our net loss increased $58.1 million to $146.1 million for the year ended December 31, 2001, compared to $88.0 million the prior year. This increase was due primarily to the increases in expenses described above.

         Net Loss Attributable to Common Stockholders. Our net loss attributable to common stockholders increased $58.8 million to $170.5 million for the year ended December 31, 2001, compared to $111.7 million the prior year. This increase was due primarily to the increases in expenses described above and the issuance of the Series D, E and G Preferred shares. In conjunction with the Series D, E and G Preferred, we incurred an aggregate of $15.1 million of non-cash charges relating to preferred stock dividends and accretion and an aggregate of $9.4 million of a deemed dividend relating to a beneficial conversion feature. This compared to $3.6 million of preferred stock dividends and accretion and $20.0 million of a deemed dividend for the year ended December 31, 2000.

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

         EBITDA. Many securities analysts use the measure of earnings before deducting interest, income taxes, depreciation and amortization, also commonly referred to as "EBITDA," as a way of evaluating our financial performance. EBITDA is not a measure under accounting principles generally accepted in the United States of America (GAAP), is not meant to be a replacement for GAAP and should not be considered an alternative to net income as a measure of performance or to cash flows as a measure of liquidity. We have included EBITDA data because it is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results. Our negative EBITDA increased $51.9 million to $125.9 million for the year ended December 31, 2001, compared to $74.0 million the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         The competitive local telecommunications service business is traditionally considered to be a capital intensive business owing to the significant investments required in fiber optic communication networks and the colocation of switching and transmission equipment in incumbent local exchange carriers' central offices. Although we will continue to make capital expenditures, we do not expect that the growth of our business will require the levels of capital investment in fiber optics and switches that existed in historical telecommunications facilities-based models. Instead, we will devote significant amounts of our capital resources to continued operations, software development, new service offerings and marketing efforts that we have designed to achieve penetration of our target markets.

         We have incurred accumulated losses since our inception as a result of developing our business, research and development, building and maintaining network infrastructure and technology, sales and promotion of our services, and administrative expenditures. As of December 31, 2002, we had an accumulated deficit of $302.8 million, a net tax operating loss carryforward of $262.8 million, and $16.0 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, a sale-leaseback credit facility, sales of accounts receivable and an initial public offering that raised net proceeds of $109.1 million. We intend to continue building our organization in anticipation of future growth and believe that our operating expenditures will also continue to increase.

         Net cash provided by operating activities improved by $40.2 million to $18.4 million for the year ended December 31, 2002, compared to $21.8 million used in the prior year. The improvement resulted from our overall improvement to net loss after eliminating non-cash items. We also benefited from prepayment of service revenues resulting in a large increase to deferred revenues as a result of our wholesale services agreement with MCI, however, this increase more than off-set the change in other operating assets and liabilities.

         Included in our net cash operating activities was the sale of $135.2 and $156.3 million of receivables, for net proceeds of $107.3 and $106.5 million, as of December 31, 2002 and 2001, respectively. A net receivable servicing asset of $8.5 and $12.9 million is included in accounts receivable and $3.4 and $3.5 million of advances on unbilled receivables are included in accounts payable and accrued liabilities as of December 31, 2002 and 2001, respectively. The costs relating to the agreement of $1.3 and $1.1 million is included in interest and other expense for years ended December 31, 2002 and 2001, respectively.

         The RFC agreement allows us to sell up to $25 million of receivables, subject to the selection criteria utilized by RFC for the selection of receivables they agree to purchase. There are no minimum sales requirements under this agreement. RFC currently purchases receivables from us at a discount of 23%; this rate is negotiated and may change according to collection experience. Prior to March 2002 RFC purchased our receivables at a 32% discount rate. Our collection percentages during 2002 and 2001 were 92.9% and 89.7%, respectively. Under the agreement we are responsible for the continued servicing of the receivables and any amount collected over the 32% discount rate is paid to us by RFC for providing the servicing less certain fees. We have reduced the amount of receivables available for sale during the last quarter of 2002.

         Our net cash used in investing activities was $15.6 million for both years ended December 31, 2002 and 2001. We purchased slightly less property and equipment totaling $15.2 million for the year ended December 31, 2002, compared to $15.4 million the prior year. This decrease was off set by the net change in related party payments and issuances of notes receivable. We expect to maintain similar levels of purchases of property and equipment, but will invest additional resources if additional cash is available as a result of our improved operating activities. We are also working to collect our related party notes and do not expect to be issuing any similar notes during 2003.

         Our net financing activities decreased by $15.4 million to $5.7 million used in financing activities for the year ended December 31, 2002 compared to $9.7 million provided by financing activities in the prior year. This decrease is primarily a result of receiving $17.5 million of mandatorily redeemable preferred stock in 2001, and not having any similar stock issuance in 2002. This decrease was off set by $1.9 million reduction of payments on long-term debt and capital lease obligations totaling $5.6 million for the year ended December 31, 2002, compared to $7.5 million for the prior year. We expect to maintain a low amount of long-term debt although if appropriate terms became available to obtain a more traditional loan we would likely replace our existing accounts receivable agreement. Our existing debt is primarily related party, with fixed interest that is payable in monthly installments.

         During 1998, several of our management issued full recourse promissory notes, totaling approximately $3.3 million to us in connection with the purchase of 2,929,575 shares of common stock. These notes were collateralized by the shares of common stock acquired with the notes, and we hold those shares as collateral. The accompanying consolidated financial statements include the notes as a decrease in stockholders' equity. There were three notes outstanding, totaling approximately $0.9 million at December 31, 2002 and 2001. The principal balance of the notes and the related accrued interest (8% per annum) were originally due December 31, 2001, however in January of 2002, we extended the notes due dates until December 31, 2002. In February 2003, we received a payment for the full outstanding balance of approximately $0.5 million from one of our executive officer's that is also a member of our Board of Directors. The other notes in the amounts of $0.3 and $0.1 million were further extended to being due November 22, 2004 and on demand, respectively. The note for $0.3 million also had the annual interest rate reduced to 5%. Interest income on these notes receivable was $0.1 million for each of the years ended December 31, 2002, 2001 and 2000.

         In February 2000, we paid $14.4 million to extinguish the outstanding CMB Capital, LLC capital lease obligation and purchase the related assets. This was the repayment of transactions involving the sale-leaseback of various furniture and equipment payable over four years from the date of the transactions.

         In April 2000, we completed the acquisition of Touch 1 for approximately $9.0 million in cash and 1.1 million shares of our common stock. The Touch 1 acquisition was accounted for using the purchase method of accounting. The acquisition of Touch 1 resulted in a total of $67.8 million of intangible assets, consisting of $9.2 million for customer lists and $58.6 million for goodwill, being amortized over 5 and 20 years, respectively. We recorded a $59.2 million impairment charge during 2001 as a result of the sale and closure of the telemarketing centers acquired from Touch 1. In April of 2002, we announced a restructuring plan that included the closure of the remaining call centers in North Dakota resulting in $1.1 million of impaired assets being recorded in conjunction with the sale of property, plant and equipment. As of December 31, 2002 and 2001 there were $4.1 and $5.9 million, respectively, of intangible assets remaining related solely to customer lists.

         In July 2000, we filed a Certificate of Designation authorizing the issuance of 5.0 million shares of $.01 par value Series D Convertible Preferred Stock ("Series D Preferred"). We received aggregate proceeds of $56.3 million in connection with the sale of 4,688,247 shares of Series D Preferred at a price of $12.00 per share. The costs associated with the transaction were $0.4 million. The

Series D Preferred had an original conversion price of $12.00, which price is subject to adjustment for such items as; (i) a dividend or distribution to common shareholders (whether such dividend or distribution is in stock, securities, or other property), (ii) a stock split, (iii) a stock combination,
(iv) a reclassification of common stock, (v) the issuance of stock or securities convertible into or exercisable for our common stock at a price that is less than the conversion price, and (vi) other events the would cause dilution in the ownership of the holders of the Series D Preferred stock. As a result of these events the conversion price at December 31, 2002 is $8.63. The Series D Preferred is convertible into common stock at the option of the holder (i.e., initially convertible on a one-for-one basis); however, there are certain circumstances that provide for a forced conversion of the stock by us. Series D Preferred is mandatorily redeemable 8 years from the original issue date, has an 8% cumulative dividend payable at times in cash and at times with in- kind contributions of additional Series D Preferred and has certain liquidation preferences and voting rights. Each purchaser of Series D Preferred received a warrant to purchase a number of shares of our common stock equal to one-half of the amount of Series D Preferred purchased by such investor. Each warrant's original exercise price was $13.80 per share subject to certain adjustments that have lowered the exercise price to $10.06 per share, at December 31, 2002.

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

         In August 2000, we entered into an agreement with a service firm to outsource customer provisioning and other ordering through electronic bonding with the incumbent local exchange carriers. In September 2002, we renegotiated this agreement with resulting in a lowering of our monthly minimum payments and an increase to the fees we pay on a per transaction basis fees incurred over the minimum payments. Our reduced monthly payments result in the annual commitment, subject to certain adjustments, of approximately $9.6 million for both the years ending December 31, 2003 and 2004. We made payments under the agreement totaling $9.7, $6.3 and $0.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The minimum payments are required by us, regardless of our use of the services provided for in the contract. This contract provides, under certain circumstances, for early termination and severance fees for such action.

         In November 2000, we filed a Certificate of Designation authorizing the issuance of approximately 6.3 million shares of $.01 par value Series E Convertible Preferred Stock ("Series E Preferred"). We received net proceeds of approximately $50.0 million in connection with the sale of 4,166,667 shares of Series E Preferred at a price of $12.00 per share. The purchaser of Series E preferred received a warrant to purchase a number of shares of our common stock equal to one-half of the amount of Series E Preferred purchased by such investor. Series E Preferred was originally convertible at a conversion price of $12.00, which price is subject to adjustment, for such items as; (i) a dividend or distribution to common shareholders (whether such dividend or distribution is in stock, securities, or other property), (ii) a stock split, (iii) a stock combination, (iv) a reclassification of common stock, (v) the issuance of stock or securities convertible into or exercisable for our common stock at a price that is less than the conversion price, and (vi) other events that would cause dilution in the ownership of the holders of the Series E Preferred stock. As a result of certain of these events the conversion price at December 31, 2002 is $8.25. The Series E Preferred is convertible into common stock at the option of the holder (i.e., initially convertible on a one-for-one basis); however, there are certain circumstances that provide for a forced conversion of the stock by us. Series E Preferred is mandatorily redeemable 8 years from the original issue date has an 8% cumulative dividend payable in-kind and has certain liquidation preferences and voting rights. Each warrant is exercisable at a price of $13.80 per share subject to certain adjustments that have lowered the exercise price to $7.91 per share, at December 31, 2002.

         In December 2000, we sold marketable securities for $3.5 million; this sale resulted in a gain of $2.7 million. The proceeds were used to fund operations.

         In December 2000, we agreed to guarantee three employees' margin loans. Each employee executed an agreement with us in which each pledges security interest in all shares of our common stock they own as well as in all of their other tangible and intangible property. In addition, each employee entered into a Secured Promissory Note providing that, should the creditor who made the margin loan to these employees draw any amounts on our guarantee, such amounts would be considered advances under a secured promissory note and would bear interest until paid. As of December 31, 2001 one of the three employees fulfilled their obligations leaving approximately $1.0 million of the guarantee. In July and August 2002, we loaned the employees who we were originally providing a loan guarantee, approximately $0.1 and $0.9 million, to cover margin balances and prevent the liquidation of the employees' holdings of our common stock. The loans were originally demand loans bearing interest at an annual rate equal to the prime rate plus 2%. In

October 2002, we established terms with the employee owing us $0.3 million to make eight quarterly payments beginning in December 2002, with a balloon payment for the remaining balance due December 2, 2004. Interest accrues on the unpaid balance at an annual rate of 5%. The employee pledged shares of our stock, owned outright by the employee, as collateral for the loan. We received principal payments totaling $0.6 million from these employees during 2002. As of December 31, 2002 there was approximately $0.4 million receivable for this loan.

         In January 2001, we accelerated the vesting of 50,000 stock options granted to an executive as part of a severance agreement. This acceleration resulted in the employee being fully vested in stock options with a strike price of $3.64 when the stock was trading at $4.50. We recorded approximately $0.1 million in general and administrative expense as a result of this transaction.

         In February 2001, we made a loan to an employee in the amount of 0.1 million. The interest rate of this note is 9.5% and it is payable as a balloon payment on February 23, 2003. This note is collateralized by any and all stock options, rights to salary and wages, and all property personal, tangible, and intangible of the employee.

         In July 2001, we filed a Certificate of Designation authorizing the issuance of 175 shares of Series G junior convertible preferred stock ("Series G Preferred"). On July 2 and August 3, 2001, we issued an aggregate of 175 shares of Series G Preferred for aggregate proceeds of $17.5 million, initially convertible into 11,739,970 shares of common stock, subject to adjustment upon the occurrence of certain events that would cause dilution in the ownership of the holders of the Series G Preferred, such as; (i) a dividend or distribution to common shareholders (whether such dividend or distribution is in stock, securities, or other property), (ii) a stock split, (iii) a stock combination,
(iv) a reclassification of common stock, and, (v) the issuance of stock or securities convertible into or exercisable for our common stock at a price that is less than the conversion price. As of December 31, 2001 the conversion price was $1.49. In conjunction with the issuance of the Series G Preferred, we issued warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.01 per share. The Series G Preferred become mandatorily redeemable 5 years from September 18, 2001. The Series G Preferred have a 12% cumulative dividend, payable in cash or in-kind, is convertible at the option of the holder and has certain liquidation rights; however, there are certain circumstances that provide for a automatic conversion of the Series G Preferred.

         In accordance with GAAP, we recorded a deemed dividend of approximately $1.5 million, which results from the value assigned to the warrants and a beneficial conversion feature associated with the Series G Preferred transaction. These deemed dividends were originally accreted over a life through December 31, 2001, the earliest redemption date. Once shareholder approval was obtained, on October 30, 2001, the remaining balance has been and will continue to be accreted over the remaining 5-year redemption period.

         As a result of certain anti-dilution clauses in the Series D Preferred agreement, the issuance of Series G Preferred triggered an additional beneficial conversion feature related to the Series D agreement. The deemed dividend of approximately $7.9 million was accreted immediately in the third quarter of 2001.

         In June 2001, we as part of an executive severance agreement paid an executive approximately $0.3 million. This same executive received an interest free loan of approximately $0.8 million, utilized to exercise stock options to purchase 187,000 shares of common stock. This note is collateralized by the shares of common stock acquired with the note, and we hold those shares as security.

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

         In October 2001, we loaned an employee $0.1 million. The interest rate of the note is 6.5% and was payable as a balloon payment on June 13, 2002. In September 2002, we extended the due date for this note until March 12, 2003, in accordance with the severance agreement executed for the employee's termination. The employee received a forgiveness of six thousand dollars of interest and the annual interest rate of the note was reduced to 6.0%. This note was for relocation of the employee. There is no collateral pledged for this note.

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

         In January 2002, we entered into an agreement with a company that provided us with software to automate the processing, auditing, dispute tracking, management reporting and various other functions over our ILEC and long-distance network costs. In addition to the set-up and implementation fees, under this agreement, we have committed to minimum cash payments of $6.0 million for 2003. In accordance with the contract we make monthly payments based on a schedule that correlates to net monthly carrier invoice volume. We made payments under this agreement totaling $0.8 million for the year ended December 31, 2002.

         We recently transferred the listing of our common shares from the Nasdaq National Market to the Nasdaq SmallCap Market. Among other requirements for our continued listing on the Nasdaq SmallCap Market we must have a market value of our listed securities exceeding $35 million and maintain a minimum bid price of not less than $1.00 per share.

         On February 27, 2002, the New York Public Service Commission (the "Commission") approved a settlement, which reduced the prices that we and other competitive local exchange carriers pay for unbundled network elements and expanded the availability of those elements. Specifically, rates for the elements comprising the unbundled network element platform were reduced by approximately $8 to $9 per month per subscriber, on average. These rate decreases took effect on March 1, 2002. In addition, the Commission directed Verizon to provide bill credits to us in the amount of approximately $9.0 million to implement retroactive rate decreases for unbundled local switching. We have recorded and received the full impact of this credit as a reduction to our network operations expenses during 2002.

         On March 20, 2002, we entered into a 48-month agreement with MCI for wholesale telephone exchange services, ancillary services and a limited-term technology license. The agreement was cancelable by either party after eighteen months. This agreement was significantly amended on November 1, 2002.

         Under the original terms of the agreement, MCI was to pay us a maximum of $50 million related to the use of our network in the form of a technology license fee, should the agreement not be terminated early. Cash flows related to the license were to be paid based on the number of MCI customers on our network, as defined in the contract, and were subject to monthly minimum amounts. In addition, MCI was to pay for services provided through usage-based fees according to certain per line and per minute calculations defined in the agreement and MCI was to also pay fees to us for providing telephone exchange services, payroll costs and certain vendor fees. We are the primary obligor for all costs incurred under this agreement.

         We recognized the $50 million license fee, and amounts received in advance of the contract, on a straight-line basis over the four-year contract period beginning in April 2002. In connection with the agreement, we issued MCI one million shares of our common stock at a price of $2.33, the market price of our stock at the date of the agreement. As a result of this transaction an asset totaling $2.3 million is being amortized on a straight-line basis as a reduction to revenues over the 48-month term of the agreement with the remaining balance recorded in other non-current assets. Monthly usage-based charges and cost reimbursements were recognized when earned.

         On November 1, 2002 we significantly amended the terms or our agreement with MCI. This amendment was made as a result of MCI's bankruptcy filing on July 21, 2002. The significant financial changes in this amendment are the elimination of the $50 million limited-term technology license fee, increases to various fees calculated on a per minute and per line basis, certain additional fees for services provided, elimination of exclusivity clauses, a reduction to the monthly minimum payments and forgiveness of certain amounts to be repaid to MCI. Amounts received in advance of revenues being earned are now being amortized through December 31, 2004, the amended termination date of the agreement. The amended agreement is cancelable by MCI without cause on or after April 1, 2002 upon given at least 90 days written notice to us.

         As of December 31, 2002, we have recorded approximately $30.2 million in revenues under the contract with MCI. Included in our consolidated balance sheet as of December 31, 2002, are approximately $3.6 and $6.3 million of long-term and short-term deferred revenues, respectively. These amounts represent advance billings under the contract. We expensed the costs related to our wholesale business as incurred, with the exception of certain internal-use software development costs that qualified for capitalization. We incurred approximately $1.0 million of start-up costs for our wholesale services, which are shown as wholesale development costs in the Statement of Operations, and capitalized approximately $2.0 million in software development costs relating directly to our wholesale services efforts.

         On July 21, 2002, WorldCom, Inc. ("WorldCom") and certain of its subsidiary corporations, including MCI, filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code. Under the Bankruptcy Code a vendor that provides post-petition goods or services to a debtor on a continuous basis is entitled to payment for those goods and services on a timely basis if the debtor wants the vendor to continue supplying the goods or services. Neither the Bankruptcy Code nor the applicable case law requires vendors to provide post-petition goods and services to a debtor without payment. Although MCI has paid us in a timely manner since its bankruptcy filing, we have no assurance that MCI has the resources to continue to pay its vendors on a timely basis.

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

         On August 6, 2002, we filed a complaint against Southwestern Bell Telephone Company ("SWBT") before the Public Utility Commission of Texas ("PUCT"), requesting that the PUCT enjoin SWBT from disconnecting our access to customers in Texas on the basis of a billing dispute between the parties. The billing dispute centered on whether we owed SWBT certain amounts for collect calls from SWBT retail customers to our retail customers. On August 23, 2002, the PUCT issued, in part, the injunctive relief requested by us, making clear that service not be interrupted. Since that injunction, we and SWBT have been involved in a dispute resolution process over these and other billing disputes between SWBT and SBC affiliates of SWBT. There is no assurance that these and other disputes with SWBT and other SBC affiliates will be resolved without resort to further litigation and potential disruption to service. We believe that it is reasonably possible that the outcome of this litigation will be between $0.2 and $0.8 million.

         We currently have agreements with two long-distance carriers to provide transmission and termination services for all of our long distance traffic. These agreements generally provide for the resale of long distance services on a per-minute basis and contain minimum volume commitments. Although we have not fulfilled all of our volume commitments as outlined in one of these contracts for technical reasons, the carrier has not imposed any penalties as provided under the agreement. We are continuing to work with this carrier and believe that we are quickly ramping to meet the minimum volume commitments during 2003 and do not expect any financial penalty to be applied by the carrier during the course of the agreement.

         In February 2003, we executed an agreement for the resale of local wireline telecommunications services and provision of ancillary services with Sprint Communications Company L.P. ("Sprint"). Under this agreement we will provide Sprint access to our web-integrated enhanced communications platform and operational support systems. This contract includes various per minute, per line, and other charges that we will analyze to determine the appropriate timing of revenue recognition. As of December 31, 2002 we had recorded approximately $1.3 million of deferred revenue for payments received prior to the signing of the agreement. This agreement is success based and non-exclusive in nature.

         In March 2003, our Board of Directors authorized the repurchase of up to one million shares of our common stock over the next twelve months. We have not yet purchased any stock under this plan.

         Our short-term liquidity relies heavily upon our accounts receivable agreement, cash provided from operations, cash management strategies, and if needed, our ability to reduce certain discretionary capital and marketing expenses costs and growth of our consumer and wholesale services. We have historically had negative cash flows and although we achieved positive EBITDA for 2002, and our net cash decreased by only $2.9 million in 2002 compared to $27.8 in the prior year, and we expect that trend to improve to the achievement of positive cash-flows during 2003, we are also aware of the risks, discussed throughout this document, of not achieving our goals and the impact thereof on our liquidity.

         Our ongoing capital requirements will depend on several factors, including market acceptance of our services, the amount of resources we devote to investments in our networks, facilities, build-out of additional enterprise management centers, services development and brand promotions, the resources we devote to sales and marketing of our services, and other factors. We will continue to provide our back-office services and the technology we have developed to other companies seeking the capability of offering residential and small business telecommunication services. As growth and opportunities arise, we expect to make strategic investments in technology and our network architecture and enter potential strategic alliances or partnerships with other entities.

         We will make investments in sales and marketing to build our overall "Z" brand, build strategic partnerships, and develop new service offerings in an attempt to attract new customers. We will focus on what we expect to be more attractive distribution channels that are expected to achieve cost effective acquisition costs per subscriber.

         On January 22, 2002, the Securities and Exchange Commission issued FR-61, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. The release sets forth certain views of the Commission regarding disclosure that should be considered by registrants. Disclosure matters addressed by the release are liquidity and capital resources including off-balance sheet arrangements, certain trading activities that include non-exchange traded contracts accounted for at fair value, and effects of transactions with related and certain other parties. The following table sets forth the information and format described in the release with regard to disclosures about contractual obligations and commercial commitments. These disclosures are also included in the notes to the financial statement and cross-referenced in the tables below.

         The following table discloses aggregate information about our contractual obligations and the periods in which payments are due:


                                             LESS THAN                                     AFTER
 CONTRACTUAL OBLIGATIONS        TOTAL         1 YEAR-      1-3 YEARS      4-5 YEARS       5 YEARS
 -----------------------      ---------      ---------     ---------      ---------      ---------
Long-term debt (1)            $   8,944       $ 5,193       $ 3,751        $    --       $      --
Operating leases                  1,378           897           481             --              --
Capital leases                    2,703         1,635         1,068
Mandatorily redeemable
  preferred stock               145,503            --            --         20,536         124,967
redemption
Unconditional purchase
  obligations                    25,200        15,600         9,600             --              --
                              ---------      --------      --------       --------       ---------
Total contractual cash
  obligations                 $ 183,728       $23,325       $14,900        $20,536       $ 124,967
                              =========       =======       =======        =======       =========

(1) The Company has no related party obligations other than those listed in footnote 12 - Long-Term Debt, of our Consolidated Financial Statements.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. We adopted this statement January 1, 2003. This statement should have no impact on our results of operations, financial position and cash flows.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. We will apply the provisions of SFAS No. 145 prospectively to all debt extinguishments beginning in 2003.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost as generally defined in EITF No. 94-3 was recognized at the date of an entity's commitment to an exit plan. We adopted the new standard effective January 1, 2003.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123, Accounting for Stock-Based Compensation." SFAS No. 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for our stock based compensation according to the provisions of APB Opinion No. 25.

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         The forward-looking statements in this document are based on the belief of our management, as well as assumptions made by and information currently available to our management. Forward-looking statements also may be included in other written and oral statements made or released by us. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words "believe," "anticipate," "intend," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but they do not predict or assure any future occurrence and may turn out to be wrong. Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not undertake any obligation to publicly update any forward-looking statements to reflect new information or future events or occurrences. These statements reflect our current views with respect to future events and are subject to risks and uncertainties about us, including, among other things:

         - our ability to market our services successfully to new subscribers;

         -        our ability to retain a high percentage of our customers;

         - the possibility of unforeseen capital expenditures and other upfront investments required to deploy new technologies or to effect new business initiatives;

         - our ability to access markets and finance network developments and operations;

         - our enhancement and expansion, including consumer acceptance of new price plans and bundled offerings;

         -        additions or departures of key personnel;

         - competition, including the introduction of new products or services by our competitors;

         - existing and future laws or regulations affecting our business and our ability to comply with these laws or regulations;

         - our reliance on the Regional Bell operating company's systems and provisioning processes;

         -        technological innovations;

         - general economic and business conditions, both nationally and in the regions in which we operate; and

         - other factors described in this document, including those described in more detail below.

         We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.

RISKS RELATED TO OUR FINANCIAL CONDITION AND OUR BUSINESS

         Limited Operating History. We were formed in January 1998 and began offering telecommunications services to the public in September 1998. Moreover, we launched our principal service Z-LineHOME in June 1999 and initiated wholesale operations in January 2002. We have had fewer than five years of actual marketing, sales and operational results. Our limited operating history and results make it very difficult to evaluate or predict our ability to, among other things, retain customers, generate and sustain a revenue base sufficient to cover our operating expenses, and to achieve profitability. As a result, we believe that our historical financial information is of little or no value in projecting our future results, making it even more difficult to evaluate our business and prospects.

         Uncertain Demand. We began marketing our products and services in September 1998. In June 1999, we focused our product offering on sales of our Z-LineHOME service. Our Z-LineBUSINESS service and wholesale initiative are only recently established. Our products and services represent an emerging sector of the telecommunications industry, and the demand for our services and our ability to retain customers over time are highly uncertain. User acceptance of our products and services could be limited by:

         - the willingness of customers to accept Z-Tel as an alternative provider of local and long distance telephone services and of other enhanced, integrated services;

         - the presence and attractiveness of other enhanced telecommunications service offerings in our target markets;

         -        the perception of complexity in using our services;

         -        the reliability of our technology and network infrastructure;

         -        the quality of our billing, provisioning and customer service;
                  and

         -        the prices of our services.

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

         Possibility of Future Losses. Our product and service offerings are at an early stage, and we cannot be sure that sales of our products or services will generate revenues sufficient to cover our operating expenses. Therefore our operations may not become profitable within the time frame we expect or at all. Starting up our company and developing our communications technology required substantial capital and other expenditures and further development of our business will require significant additional expenditures.

         Availability and Favorable Pricing of Unbundled Network Components. Our business strategy depends on a continued availability of unbundled network components and on existing and additional states maintaining and adopting favorable pricing rules for unbundled network components. The public utilities commissions of certain states have adopted pricing rules for unbundled network components. As a result of these regulatory initiatives, the Bell operating companies operating in those states are required to offer to competitive local exchange carriers such as us, at forward-looking, long-run incremental cost-based prices, the facilities and equipment and the features, functions and capabilities of their local exchange network on an unbundled basis. We have commenced operations in 47 states using unbundled network components. However, given that the FCC order permitting unbundled network components is subject to further appeal, we cannot be certain that unbundled network components will continue to be available in their present form in those states or other states or that such other states will ever adopt favorable unbundled network components pricing. Further, regulatory changes may adversely affect unbundled network components of our Z-LineHOME or Z-LineBUSINESS or adversely affect our wholesale initiatives. Our business model is based, in part, on availability and favorable pricing of the unbundled network components, and any adverse changes in the unbundled network elements platform regulatory or competitive environment could have a material adverse effect on our business, financial condition and results of operations.

         Uncertainties Relating to Wholesale Initiative. Our wholesale initiative is newly developed. There is no assurance that it will contribute to gross profit or otherwise be successful. We believe we are the first competitive local exchange carrier to offer wholesale local exchange services. We undoubtedly will encounter unforeseen delays, capital expenditures and upfront costs, regulatory and legal issues (which may include legal challenges to our wholesale strategy by incumbent local exchange carriers), technical difficulties and other challenges. There can be no assurance that we will overcome these challenges successfully or without expenditure of substantial resources. Moreover, since we must pay the incumbent local exchange carrier fees relating to local telephone usage by both our retail and wholesale customers, we will be highly dependent upon our wholesale customers. Their failure to pay fees to us may make it difficult or impossible for us to pay fees to the incumbent local exchange carriers upon which we rely.

         Rapid Expansion. We expect to grow our business rapidly in terms of the number of services we offer, the number of customers we serve and the regions we serve. We cannot assure you that we will successfully manage our efforts to:

         -        expand, train, manage and retain our employee base;

         - expand and improve our customer service and support systems and improve the performance of billing systems;

         - introduce and market new products and services and new pricing plans in addition to Z-LineHOME and our other service offerings;

         -        enhance and upgrade the features of our software;

         - capitalize on new opportunities in the competitive marketplace; and

         -        control our expenses.

         The strains posed by these demands are magnified by the emerging nature of our operations. If we cannot manage our growth effectively, our results of operations could be adversely affected.

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

         Anticipated Capital Needs. If we expand more rapidly than currently anticipated or if our working capital needs exceed our current expectations, we may need to raise additional capital from debt or equity sources. If we cannot obtain financing on acceptable terms or at all, we may be required to modify, delay or abandon our current business plan, which is likely to materially and adversely affect our business and, as a result, the value of our common stock. We have an accounts receivable facility with RFC Corporation that provides for the sale of up to $25 million of our receivables to RFC. This facility expires in July 2004.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                 PAGE
                  Report of Independent Certified Public Accountants             F-2
                  Consolidated Financial Statements:
                     Consolidated Balance Sheets                                 F-3
                     Consolidated Statements of Operations                       F-4
                     Consolidated Statements of Changes in
                     Stockholders' Equity (Deficit) and
                     Comprehensive Income                                        F-5
                     Consolidated Statements of Cash Flows                       F-6
                  Notes to Consolidated Financial Statements                     F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Z-Tel Technologies, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity (deficit) and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Z-Tel Technologies, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
March 26, 2003

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                    DECEMBER 31,
                                                                                            ---------------------------
                                                                                               2002             2001
                                                                                            ---------         ---------
ASSETS
Current assets:
   Cash and cash equivalents                                                                $  16,037         $  18,892
   Accounts receivable, net of allowance for doubtful
       accounts of $17,401 and $17,064                                                         26,749            27,042
   Prepaid expenses and other current assets                                                    5,741             3,961
                                                                                            ---------         ---------
     Total current assets                                                                      48,527            49,895

Property and equipment, net                                                                    48,320            56,231
Intangible assets, net                                                                          4,116             5,945
Other assets                                                                                    5,748             4,666
                                                                                            ---------         ---------
       Total assets                                                                         $ 106,711         $ 116,737
                                                                                            =========         =========

LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
         STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued liabilities                                                 $  51,771         $  49,622
   Deferred revenue                                                                            10,172             5,951
   Current portion of long-term debt
       and capital lease obligations                                                            5,964             6,305
                                                                                            ---------         ---------
     Total current liabilities                                                                 67,907            61,878

Long- term deferred revenue                                                                     6,277                --
Long-term debt and capital lease obligations                                                    4,180             9,461
                                                                                            ---------         ---------

       Total liabilities                                                                       78,364            71,339
                                                                                            ---------         ---------

Mandatorily redeemable convertible preferred stock, $.01 par value; 50,000,000 shares authorized; 8,855,089 issued; 8,805,089 and 8,855,089
       outstanding (aggregate liquidation value of $145,503 and $135,298)                     127,631           112,570
                                                                                            ---------         ---------

Commitments and contingencies (Note 17)

Stockholders' deficit:
   Common stock, $.01 par value; 150,000,000
       shares authorized; 35,609,803 and 34,341,855 shares issued;
       35,268,253 and 34,000,305 outstanding                                                      356               343
   Notes receivable from stockholders                                                          (1,589)           (1,589)
   Unearned stock compensation                                                                     --              (122)
   Additional paid-in capital                                                                 205,090           217,782
   Accumulated deficit                                                                       (302,753)         (283,198)
   Treasury stock, 341,550 shares at cost                                                        (388)             (388)
                                                                                            ---------         ---------

     Total stockholders' deficit                                                              (99,284)          (67,172)
                                                                                            ---------         ---------

       Total liabilities, mandatorily redeemable convertible preferred
            stock and stockholders' deficit                                                 $ 106,711         $ 116,737
                                                                                            =========         =========

The accompanying notes are an integral part of these consolidated financial statements.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              YEARS ENDED
                                                                              DECEMBER 31,
                                                           --------------------------------------------------
                                                               2002               2001                2000
                                                           ------------       ------------       ------------
Revenues                                                   $    235,255       $    275,897       $    177,668
                                                           ------------       ------------       ------------
Operating expenses:
   Network operations                                            91,374            155,164            107,077
   Sales and marketing                                           12,327             31,243             45,018
   General and administrative                                   122,537            156,107             99,606
   Asset impairment charge                                        1,129             59,247                 --
   Wholesale development costs                                    1,018                 --                 --
   Restructuring charge                                           1,861                 --                 --
   Depreciation and amortization                                 23,936             23,277             17,166
                                                           ------------       ------------       ------------

     Total operating expenses                                   254,182            425,038            268,867
                                                           ------------       ------------       ------------

     Operating loss                                             (18,927)          (149,141)           (91,199)
                                                           ------------       ------------       ------------

Nonoperating income (loss):
   Interest and other income                                      3,509              6,862              5,475
   Interest and other expense                                    (4,137)            (3,789)            (2,313)
                                                           ------------       ------------       ------------

     Total nonoperating income (loss)                              (628)             3,073              3,162
                                                           ------------       ------------       ------------

     Net loss                                                   (19,555)          (146,068)           (88,037)

     Less mandatorily redeemable convertible
         preferred stock dividends and accretion                (15,589)           (15,059)            (3,644)
     Less deemed dividend related to beneficial
         conversion feature                                        (186)            (9,356)           (20,027)
                                                           ------------       ------------       ------------

     Net loss attributable to common stockholders          $    (35,330)      $   (170,483)      $   (111,708)
                                                           ============       ============       ============

Weighted average common shares outstanding                   34,951,720         33,908,374         33,066,538
                                                           ============       ============       ============

Basic and diluted net loss per share                       $      (1.01)      $      (5.03)      $      (3.38)
                                                           ============       ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                            AND COMPREHENSIVE INCOME
                        (In thousands, except share data)

                                                                        Common Stock            Notes Receivable    Unearned
                                                                -----------------------------        from            Stock
                                                                  Shares           Par Value      Stockholders    Compensation
                                                                ----------        -----------     -----------     -----------
Balances, December 31, 1999                                     31,880,236        $       322     $    (1,683)    $    (2,487)

Issuance of common stock for
      acquisition or Touch 1                                     1,100,000                 11
Issuance of common stock for exercise
       of stock options                                            773,999                  7
Repayment of stockholders' notes                                                                          844
Vesting of stock options granted below
      intrinsic value                                                                                                   2,232
Warrants extinguished with debt
Warrants issued for litigation settlement
Mandatorily convertible redeemable
      dividends and preferred stock accretion
Warrants issued with preferred stock

Net Loss
Foreign currency translation adjustment

Comprehensive Income
                                                                ----------        -----------     -----------     -----------
Balance, December 31, 2000                                      33,754,235                340            (839)           (255)

Issuance of common stock for exercise
       of stock options                                            254,731                  3            (820)
Issuance of common stock for exercise
      of warrants                                                   25,714
Issuance of common stock for the
      purchase of software                                          27,500               --
Vesting of stock options granted below
      intrinsic value                                                                                                     133
Accelerated vesting of stock options
Mandatorily convertible redeemable
      dividends and preferred stock accretion
Warrants issued with preferred stock
Treasury stock received upon cancellation
      of notes receivable from stockholder                         (61,875)              --                70

Net loss
Foreign currency translation adjustment

Comprehensive loss
                                                                ----------        -----------     -----------     -----------
Balance, December 31, 2001                                      34,000,305                343          (1,589)           (122)
Issuance of common stock                                         1,000,000                 10
Issuance of common stock for exercise of warrants                  171,429                  2
Issuance of common stock for exercise of options                       361               --
Conversion of mandatorily convertible redeemable
      preferred stock                                               76,158                  1
Vesting of stock options granted below
      intrinsic value                                                                                                     122
Accelerated vesting of stock options and issuance of shares         20,000               --
Mandatorily redeemable convertible preferred
      stock dividends and accretion
Net loss
                                                                ----------        -----------     -----------     -----------
Balance, December 31, 2002                                      35,268,253        $       356     $    (1,589)    $      --
                                                                ==========        ===========     ===========     ===========

                                                                                              Accumulated
                                                              Additional                         Other       Total
                                                               Paid-In       Accumulated     Comprehensive  Treasury  Stockholders'
                                                               Capital         Deficit           Loss       Stock       Deficit

Balances, December 31, 1999                                  $   167,637    $   (49,093)          $--      $ (318)    $   114,378

Issuance of common stock for
      acquisition or Touch 1                                      39,275                                                   39,286
Issuance of common stock for exercise
       of stock options                                            2,405                                                    2,412
Repayment of stockholders' notes                                                                                              844
Vesting of stock options granted below
      intrinsic value                                             (2,621)                                                    (389)
Warrants extinguished with debt                                      655                                                      655
Warrants issued for litigation settlement                            611                                                      611
Mandatorily convertible redeemable
      dividends and preferred stock accretion                     (3,070)                                                  (3,070)
Warrants issued with preferred stock                              22,412                                                   22,412

Net Loss                                                                        (88,037)                                  (88,037)
Foreign currency translation adjustment                                                                                        (2)
                                                                                                                      -----------
Comprehensive Income                                                                              (2)                     (88,039)
                                                             -----------    -----------        --------    ------     -----------
Balance, December 31, 2000                                       227,304       (137,130)          (2)        (318)         89,100

Issuance of common stock for exercise
       of stock options                                            1,000                                                      183
Issuance of common stock for exercise
      of warrants                                                     --                                                       --
Issuance of common stock for the
      purchase of software                                           155                                                      155
Vesting of stock options granted below
      intrinsic value                                                                                                         133
Accelerated vesting of stock options                                  49                                                       49
Mandatorily convertible redeemable
      dividends and preferred stock accretion                    (15,059)                                                 (15,059)
Warrants issued with preferred stock                               4,333                                                    4,333
Treasury stock received upon cancellation
      of notes receivable from stockholder                                                                    (70)           --

Net loss                                                                       (146,068)                                 (146,068)
Foreign currency translation adjustment                                                                         2               2
                                                                                                                      -----------
Comprehensive loss                                                                                                       (146,066)
                                                             -----------    -----------        --------    ------     -----------
Balance, December 31, 2001                                       217,782       (283,198)           --        (388)        (67,172)
Issuance of common stock                                           2,320                                                    2,330
Issuance of common stock for exercise of warrants                                                                               2
Issuance of common stock for exercise of options                                                                               --
Conversion of mandatorily convertible redeemable
      preferred stock                                                679                                                      680
Vesting of stock options granted below
      intrinsic value                                                                                                         122
Accelerated vesting of stock options and issuance of shares           84                                                       84
Mandatorily redeemable convertible preferred
      stock dividends and accretion                              (15,775)                                                 (15,775)
Net loss                                                                        (19,555)                                  (19,555)
                                                             -----------    -----------        --------    ------     -----------
Balance, December 31, 2002                                   $   205,090    $  (302,753)          $--      $ (388)    $   (99,284)
                                                             ===========    ===========        ========    ======     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Year Ended
                                                                                      December 31,
                                                                        -------------------------------------
                                                                           2002          2001          2000
                                                                        ---------     ---------     ---------
Cash flows from operating activities:
Net loss                                                                $ (19,555)    $(146,068)    $ (88,037)
                                                                        ---------     ---------     ---------
Adjustments to reconcile net loss to net cash used in
     operating activities:
  Depreciation and amortization                                            23,936        23,277        17,166
  Provision for bad debts                                                  31,964        55,530        17,804
  Asset impairment charge                                                   1,129        59,247          --
  Expense charged for granting of stock options                               206           182          (389)
  Expense charged for issuance of warrants for litigation settlement         --            --             611
  Expense charged for issuance of warrants to extinguish debt                --            --             655
  Gain on disposal of assets                                                 (132)         (329)       (2,124)
  Change in operating assets and liabilities:
     Increase in accounts receivable                                      (31,671)      (17,140)      (71,581)
     (Increase) decrease in prepaid expenses                               (1,780)        1,106        (5,594)
     (Increase) decrease in other assets                                    1,655        (1,070)         (995)
     Increase in accounts payable and accrued liabilities                   2,149         5,138        28,473
     Increase (decrease) in deferred revenue                               10,498        (1,715)        7,149
                                                                        ---------     ---------     ---------
        Total adjustments                                                  37,954       124,226        (8,825)
                                                                        ---------     ---------     ---------
        Net cash provided by (used in) operating activities                18,399       (21,842)      (96,862)
                                                                        ---------     ---------     ---------

Cash flows from investing activities:
  Principal repayments received on notes receivable                           590             7           766
  Purchases of property and equipment                                     (15,193)      (15,426)      (34,849)
  Issuance of note receivable                                                (997)         (196)         --
  Proceeds from sale of securities                                           --            --           3,486
  Purchase of securities                                                     --            --          (1,050)
  Purchase of Touch 1, net of cash acquired                                  --            --          (8,955)
                                                                        ---------     ---------     ---------
        Net cash used in investing activities                             (15,600)      (15,615)      (40,602)
                                                                        ---------     ---------     ---------

Cash flows from financing activities:
  Payments on long-term debt and capital lease obligations                 (5,622)       (7,532)      (22,884)
  Payment of preferred stock dividends                                        (34)         --          (2,713)
  Proceeds from exercise of common stock warrants                               2          --            --
  Proceeds from issuance of mandatorily redeemable
     convertible preferred stock                                             --          17,500       106,260
  Payment of issuance cost for mandatorily redeemable                        --            (450)         --
     convertible preferred stock                                             --            --          (1,464)
  Proceeds from exercise of stock options                                    --             183         2,412
  Principal repayments received on stockholders notes                        --            --             844
                                                                        ---------     ---------     ---------
        Net cash provided by (used in) financing activities                (5,654)        9,701        82,455
                                                                        ---------     ---------     ---------

Adjustment for foreign currency translation                                  --              (2)            2
                                                                        ---------     ---------     ---------

Net decrease in cash and cash equivalents                                  (2,855)      (27,758)      (55,007)
Cash and cash equivalents, beginning of period                             18,892        46,650       101,657
                                                                        ---------     ---------     ---------

Cash and cash equivalents, end of period                                $  16,037     $  18,892     $  46,650
                                                                        =========     =========     =========

Supplemental disclosure of cash flow information:
   Cash paid for interest                                                $  2,788    $  2,648     $  1,592
                                                                         ========    ========     ========
Non-cash investing and financing activities:
  Property and equipment acquired under capital
    lease obligations                                                    $    222    $  2,395     $   --
  Increase in additional paid-in capital for stock
    options granted                                                      $     84    $  1,051     $  2,405
Common stock granted for wholesale services contract                     $  2,330
  Net increase in unearned stock
  compensation for stock options granted                                 $    122    $    133     $  2,232
  Accrued dividends and accretion on preferred stock                     $ 15,589    $ 15,059     $  3,644
  Notes receivable issued for common stock                               $   --      $    820     $   --
  Forgiveness of note receivable issued for common stock                 $   --      $    (70)    $   --
  Common stock issued for purchase of assets                             $   --      $    155     $   --
  Treasury stock received upon cancellation of
    note receivable for common stock                                     $   --      $    (70)    $   --
  Conversion of preferred stock to common stock                          $    680    $   --       $   --
  Beneficial conversion associated with preferred
    stock issuance                                                       $    186    $  9,356     $ 20,027
  Warrants extinguished with satisfaction of debt                        $   --      $   --       $    655
  Warrants issued in litigation settlement                               $   --      $   --       $    611
  Acquisition of Touch 1
  Assets acquired, net of cash received                                  $   --      $   --       $ 85,967
    Liabilities assumed                                                  $   --      $   --       $ 37,979
    Cash acquired                                                        $   --      $   --       $  1,168
    Assets acquired in exchange for common stock                         $   --      $   --       $ 40,201


The accompanying notes are an integral part of these consolidated financial statements.

                    Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (ALL TABLES ARE IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1.       NATURE OF BUSINESS

DESCRIPTION OF BUSINESS

Z-Tel Technologies, Inc. and subsidiaries ("we" or "us") incorporated in Delaware on January 15, 1998 as Olympus Telecommunications Group, Inc. In March 1998, Olympus Telecommunications Group, Inc. changed its name to Z-Tel Technologies, Inc.

We are an emerging provider of advanced, integrated telecommunications services targeted to residential and small business subscribers. We offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet and certain personal digital assistants. We offer our Z-LineHOME and Z-LineBUSINESS services in forty-six states. Our customer's are primarily in ten states. We also provide long-distance telecommunications services to customers nationally.

We introduced our wholesale services during the first quarter of 2002. This service provides other companies with the opportunity to provide local, long-distance and enhanced telephone service to residential and small business customers by utilizing our telephone exchange services, enhanced services platform, infrastructure and back-office operations.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant losses since our inception, resulting in an accumulated deficit at December 31, 2002 of approximately $302.8 million. We also had debt outstanding of approximately $10.1 million. We experienced positive cash flows from operations for the first time during 2002. Prior to 2002, we have historically been dependent on financing from investors to sustain our operating activities.

At December 31, 2002, we had cash on hand of approximately $16.0 million. In addition, we have an accounts receivable factoring agreement which provides us with up to $25 million dollars to fund operations. This factoring agreement was renewed in July 2002 for an additional two years under substantially similar terms. Currently, we anticipate generating, through normal operations, the cash flows necessary to meet our operating, investing and financing requirements. If actual results differ materially from our current plan, management believes we have the ability to continue as a going-concern through the implementation of cash management strategies, the reduction of certain discretionary capital and marketing costs or the implementation of a workforce reduction. We also may seek additional financing to replace our current factoring agreement. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include all our accounts and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of prepaid maintenance and support contracts, advances to suppliers and certain disputes with vendors that require payment and the filing of a dispute claim.

PROPERTY AND EQUIPMENT, NET

Property and equipment are recorded at historical cost. Depreciation and amortization are calculated on a straight-line basis over the assets' useful life. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized. Upon the sale or other disposition of property, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recognized in operations. Under the Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," we expense computer software costs related to internal software that is incurred in the preliminary project stage. When the capitalization criteria of SOP 98-1 have been met, costs of developing or obtaining internal-use computer software are capitalized. We capitalized approximately $3.7, $3.9 and $3.1 million of employee salary costs for internally developed software for the years ended December 31, 2002, 2001 and 2000, respectively. Internal use software is included as a component of property and equipment on the consolidated balance sheet. We also incur research and development costs, such as employee salaries and outside consultants, that are expensed in our general and administrative expense. We expensed approximately $13.2, $8.9 and $8.3 million of research and development costs for the years ended December 31, 2002, 2001 and 2000, respectively.

LONG-LIVED ASSETS

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net expected undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows. We recognized an impairment of $59.2 million related to goodwill acquired from the acquisition of Touch 1 as a result of the sale of our telemarketing centers in 2001.

We adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" on a prospective basis on January 1, 2002. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, SFAS 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of Goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, Goodwill and Other Intangible Assets." According to SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of segments of a business.

INTANGIBLE ASSETS, NET

We adopted SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Certain intangible assets will no longer be amortized ratably but instead will be subject to impairment tests at least annually.

Intangible assets on the consolidated balance sheet consist of customer lists resulting from our acquisition of Touch 1 in 2000 (see Footnote 3 -- Acquisition of Touch 1). The customer lists are amortized over five years using the straight-line method and reviewed for impairment as outlined in our long-lived assets policy above. All goodwill was written-down to a zero value in 2001.

INVESTMENTS

In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" securities that are available for sale are reported at fair value, if a readily identifiable market exists, with changes in the fair value from period to period included as a separate component of comprehensive income in equity. We received gross proceeds of approximately $3.5 million and recognized a gain on available for sale securities in the amount of approximately $2.7 million for the year ended December 31, 2000. We had no investments or sales of investments for the years ended December 31, 2002 and 2001.

REVENUE RECOGNITION

Revenues are recognized when earned. Revenues related to long distance and carrier access service charges are billed monthly in arrears, and the associated revenues are recognized in the month of service. Charges for our bundled services are billed monthly in advance and we recognize revenues for this service ratably over the service period. Revenues from installations and activation activities are deferred and recognized over the average life of a customer.

We began offering wholesale services during 2002. This service offering includes fees for services provided according to certain per line, per minute, and other certain activities as defined in our agreements and also the payments of providing telephone exchange, vendor and personnel expenses. We perform a review of each contract and determine the appropriate timing of revenues recognition depending on the facts and circumstances of each individual item within the contract. We are currently deferring certain revenues over the life of our arrangements, rather than recognizing revenues up-front. We use the gross method to record our revenues for wholesale services. This method involves the recording of revenues for items that we are directly reimbursed by our wholesale customer with an offsetting expense reported in the appropriate operating expense line.

STOCK-BASED COMPENSATION

For employee stock options the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation" requiring entities to recognize as an expense, over the vesting period, the fair value of the options or utilize the accounting for employee stock options used under APB 25. We apply the provisions of Accounting Principles Board ("APB") Opinion No. 25 and consequently recognize compensation expense over the vesting period for grants made to employees and directors only if, on the measurement date, the market price of the underlying stock exceeds the exercise price. We provide the pro forma net income and earnings per share disclosures as required under SFAS No. 123 for grants made as if the fair value method defined in SFAS No. 123 had been applied. We recognize expense over the vesting period of the grants made to non-employees based on utilizing the Black-Scholes stock valuation model to calculate the value of the option on the measurement date.

Had compensation cost for the our stock options granted been determined based on the fair value at the date of grant, consistent with the provisions of SFAS No. 123, our net loss and loss per share of common stock for the years ended December 31, 2002, 2001 and 2000, respectively, would have been increased to the pro forma amounts shown below.

                                                YEAR ENDED
                                                DECEMBER 31,
                               -------------------------------------------
                                   2002            2001            2000
                               ------------     -----------      ---------
NET LOSS
   As presented                $    (19,555)    $  (146,068)     $  (88,037)
   As adjusted                      (32,530)       (158,929)        (99,174)
BASIC AND DILUTED NET
LOSS PER COMMON SHARE
   As presented                $     (1.01)     $     (5.03)     $   (3.38)
   As adjusted                       (1.38)           (5.41)         (3.72)

Incremental shares of common stock equivalents are not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.

These adjusted amounts were determined using the Black-Scholes valuation model with the following key assumptions: (a) a discount rate of approximately 3.1%, 4.7% and 6.5%, for each of the years ended December 31, 2002, 2001, 2000, (b) a volatility factor of approximately 93%, 87% and 123% for each of the years ending December 31, 2002, 2001 and 2000, respectively; (c) an average expected option life of 5 years; (d) there have been no options that have expired; and
(e) no payment of dividends on common stock.

ADVERTISING

Advertising costs are expensed as incurred. Included in sales and marketing expenses are advertising costs of approximately $5.2, $8.8 and $21.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

INCOME TAXES

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financially reported amounts at each year-end based on enacted laws and statutory rates applicable to the periods in which differences are expected to affect taxable income. A valuation allowance is provided against the future benefits of deferred tax assets if it is determined that it is more likely than not that the future tax benefits associated with the deferred tax asset will not be realized.

FOREIGN CURRENCY TRANSLATION

We sold our only foreign subsidiary during 2001.

The assets and liabilities of our foreign subsidiary, whose functional currency is other than the U.S. Dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income but is included in accumulated other comprehensive income, which is reflected as a separate component of shareholder's equity. Foreign currency transaction gains and losses are included in determining net income. Such gains and losses are not material for any period presented.

CONCENTRATIONS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents in financial institutions considered by management to be high quality. We maintain cash balances at financial institutions in excess of the $100,000 insured by the Federal Deposit Insurance Corporation ("FDIC"). We had approximately $2.7 and $8.1 million invested in interest bearing money market and short-term fixed income investments that are not insured by the FDIC at December 31, 2002 and 2001, respectively. We have not experienced any losses in these accounts and believe we are not exposed to any significant credit risk on cash balances.

During the normal course of business, we extend credit to residential customers residing in the United States. We are concentrated in New York with approximately 46% of our business from that state and an additional 13% from both Illinois and Michigan. The rest of our business is primarily concentrated in seven other states. This results in a concentration of credit to residential customers in these states. We believe our credit policies, collection procedures and allowance for doubtful accounts minimize the exposure to significant credit risk of accounts receivable balances.

We rely upon the Regional Bell Operating Companies ("RBOCs") for provisioning of customers and the RBOCs are the primary suppliers of local central office switching and local telephone lines. Global Crossing Ltd and Williams Communications Group, Inc. (now WillTel Communications, Group, Inc.) are the primary suppliers for our long-distance calling. We have not incurred any material impact to our operations or financial statements as a result of the Chapter 11 bankruptcy filings made by these companies.

We rely upon two separate service providers for provisioning and billing services essential to support our operations.

SEGMENT REPORTING

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that we report financial and descriptive information about reportable segments, and how these segments were determined. We determine the allocation and performance of resources based on total operations. Based on these factors, management has determined that we operate as two segments as defined by SFAS No. 131 during 2002, and one segment for all other periods presented. Our segments are consumer services and wholesale services.

FINANCIAL INSTRUMENTS

The recorded amounts of cash and cash equivalents approximate fair value due to the short-term nature of these instruments. We have determined that due to the interest rates and short-term nature of the capital lease obligation, the fair value approximates the value recorded. We have determined that the long-term debt assumed through acquisition is recorded at fair value. The interest rates were adjusted to the current market rate for purchase accounting treatment and we believe the debt is properly recorded at fair value.

MANAGEMENT'S USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides accounting and reporting standards for recognizing obligations related to asset retirement costs associated with the retirement of tangible long-lived assets. Under this statement, legal obligations associated with the retirement of long-lived assets are to be recognized at their fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The fair value of the asset retirement costs is capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method over the assets' useful life. Any subsequent changes to the fair value of the liability due to passage of time or changes in the amount or timing of estimated cash flows is recognized as an accretion expense. We adopted this statement January 1, 2003. This statement should have no material impact on our results of operations, financial position and cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. We will apply the provisions of SFAS No. 145 prospectively to all debt extinguishments beginning in 2003.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between SFAS No. 146 and EITF No. 94-3 relates to SFAS No. 146's requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost as generally defined in EITF No. 94-3 was recognized at the date of an entity's commitment to an exit plan. We will apply the provision of SFAS No. 146, prospectively to all exit, disposal, termination or restructuring charges beginning in 2003.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS No. 123, Accounting for Stock-Based Compensation." SFAS No. 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will continue to account for our stock based compensation according to the provisions of APB Opinion No. 25.

RECLASSIFICATION

Certain amounts in the December 31, 2001 and 2000 financial statements have been reclassified to conform to the December 31, 2002 presentation.

3.       WHOLESALE SERVICES

On March 20, 2002, we entered into a 48-month agreement with MCI for wholesale telephone exchange services, ancillary services and a limited-term technology license. The agreement was cancelable by either party after eighteen months. This agreement was significantly amended on November 1, 2002.

Under the original terms of the agreement, MCI was to pay us a maximum of $50 million related to the use of our network in the form of a technology license fee, should the agreement not be terminated early. Cash flows related to the license were to be paid based on the number of MCI customers on our network, as defined in the contract, and were subject to monthly minimum amounts. In addition, MCI was to pay for services provided through usage-based fees according to certain per line and per minute calculations defined in the agreement and MCI was to also pay fees to us for providing telephone exchange services, payroll costs and certain vendor fees. We are the primary obligor for all costs incurred under this agreement.

We recognized the $50 million license fee, and amounts received in advance of the contract, on a straight-line basis over the four-year contract period beginning in April 2002. In connection with the agreement, we issued MCI one million shares of our common stock at a price of $2.33, the market price of our stock at the date of the agreement. As a result of this transaction an asset totaling $2.3 million is being amortized on a straight-line basis as a reduction to revenues over the 48-month term of the agreement with the remaining balance recorded in other non-current assets. Monthly usage-based charges and cost reimbursements were recognized when earned.

On November 1, 2002 we significantly amended the terms or our agreement with MCI. This amendment was made as a result of MCI's bankruptcy filing on July 21, 2002. The significant financial changes in this amendment are the elimination of the $50 million limited-term technology license fee, increases to various fees calculated on a per minute and per line basis, certain additional fees for services provided, elimination of exclusivity clauses, a reduction to the monthly minimum payments and forgiveness of certain amounts to be repaid to MCI. Amounts received in advance of revenues being earned are now being amortized through December 31, 2004, the amended termination date of the agreement. The amended agreement is cancelable by MCI without cause on or after April 1, 2002, given at least 90 days written notice to us.

As of December 31, 2002, we have recorded approximately $30.2 million in revenues under the contract with MCI. Included in our consolidated balance sheet as of December 31, 2002, are approximately $3.6 and $6.3 million of long-term and short-term deferred revenues, respectively. These amounts represent advance billings under the contract. We expensed the costs related to our wholesale business as incurred, with the exception of certain internal-use software development costs that qualified for capitalization. We incurred approximately $1.0 million of start-up costs for our wholesale services, which are shown as wholesale development costs in the Statement of Operations, and capitalized approximately $2.0 million in software development costs relating directly to our wholesale services efforts.

4.  ACQUISITION OF TOUCH 1

We completed the acquisition of Touch 1 Communications, Inc. ("Touch 1"), a reseller of long distance service to subscribers throughout the United States, on April 14, 2000. The purchase price for Touch 1 consisted of 1.1 million shares of our common stock at a price of $35.71 per share, approximately $9.0 million in cash, and approximately $1.0 million in transaction and related fees. The acquisition of Touch 1 was accounted for using the purchase method of accounting and, accordingly, the results of operations of Touch 1 for the period from April 1, 2000 (the closing date for accounting purposes) are included in the accompanying consolidated financial statements. The acquisition of Touch 1 resulted in approximately $67.8 million of intangible assets. The intangible assets were comprised of approximately $9.2 million for customer lists and approximately $58.6 million for goodwill, which were being amortized, on the straight line basis, over periods of five and twenty years, respectively. As disclosed in Footnote 8 -- Asset Impairment, during 2001, we recorded an impairment of assets acquired of approximately $59.2 million, including approximately $54.9 million related to goodwill associated with the Touch 1 purchase. We recorded $1.8, $3.3 and $3.6 million of amortization of the intangible assets for the years ended December 31, 2002, 2001 and 2000, respectively.

Touch 1 and its wholly owned subsidiary, direcTEL Inc. ("direcTEL"), filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on June 29, 1998 and July 9, 1998, respectively, in the United States Bankruptcy Court for the Southern District of Alabama (the "Bankruptcy Court"). The Bankruptcy Court entered an order confirming the joint plan of reorganization of Touch 1 and direcTEL on August 6, 1999 and entered final decrees closing the direcTEL case on October 5, 2000 and the Touch 1 case on October 30, 2000.

5.  ACCOUNTS RECEIVABLE AGREEMENT

In July 2000, we entered into an accounts receivable agreement with RFC Capital Corporation, a division of Textron, Inc. ("RFC"), providing for the sale of certain of our accounts receivable to RFC. RFC has agreed to purchase up to $25.0 million of certain of our accounts receivable. In July 2002, we extended our agreement with RFC under substantially similar terms for an additional two years. The purchase of the receivables is at the option of RFC and they utilize selection criteria to determine which receivables will be purchased. We currently sell receivables to RFC at a 23% discount; this rate is negotiable and may change according to collection experience. Prior to March 2002 we sold our receivables at a 32% discount. Our collection percentage for receivables sold to RFC was 92.9% and 89.7% for the years ended December 31, 2002 and 2001, respectively. We receive an additional payment from RFC for servicing the assets in an amount equal to every dollar collected over the advance rate, less certain fees. The accounts receivable agreement does not have a minimum receivable sales requirement.

We sold approximately $135.2 and $156.3 million of receivables to RFC, for net proceeds of approximately $107.3 and $106.5 million, during the years ended December 31, 2002 and 2001, respectively. A net receivable servicing asset of approximately $8.5 and $12.9 million is included in the accounts receivable balance at December 31, 2002 and 2001, respectively. We recorded costs related to the agreement of approximately $1.3 and $1.1 million for the years ended December 31, 2002 and 2001. Included in accounts payable and accrued liabilities are advances for unbilled receivables in the amount of $3.4 and $3.5 million at December 31, 2002 and 2001, respectively. We are responsible for the continued servicing of the receivables sold.

6.  ACCOUNTS RECEIVABLE WRITE-OFF

During the second quarter of 2001, management performed a detailed analysis of accounts receivable and also reviewed its credit policies relating specifically to acceptance and provisioning of service to new customers. As a result of the analysis and subsequent change in credit policy, we switched our focus from collection efforts on overdue and delinquent account balances to a stringent credit policy surrounding customer acceptance and a collection effort focused on fewer delinquent accounts. The detailed analysis and change in credit policy lead to a write-off of delinquent receivables and revisions to the estimates used to develop the allowance for doubtful accounts in the current and future periods.

As a result of the receivables write-off, an additional approximately $29.9 million of bad debt expense was recorded in the second quarter of 2001 and is included in general and administrative expense for the year ended December 31, 2001. We had write-offs of accounts receivables totaling approximately $31.6, $43.9 and $21.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

7.  PROPERTY AND EQUIPMENT

At the respective dates, property and equipment consist of the following:

                                          DEPRECIABLE
                                             LIVES             2002      2001
                                          -----------       ---------  ---------
Switching equipment                           5-10          $  14,170  $ 14,589
Computer equipment                            5-10             32,092    28,263
Software                                         3             46,753    35,462
Furniture and office equipment                5-10              9,034     9,537
Leasehold improvements                        3-15              6,244     6,611
Land and building                            20-30              4,439     4,192
Construction-in-progress                                           --       792
                                                            ---------  --------
                                                              112,732    99,446
Less accumulated depreciation
and amortization                                               64,412    43,215
                                                            ---------  --------
Property and equipment, net                                 $  48,320  $ 56,231
                                                            =========  ========


Depreciation expense related to property and equipment amounted to approximately $10.5, $11.5, and $8.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization expense related to software amounted to approximately $11.3, $8.5, and $5.4 million for the years ended December 31, 2002, 2001 and 2000, respectively.

At the respective dates, assets acquired under capital leases, included in property and equipment, consist of the following:


                                                      2002     2001
                                                    --------  -------
Computer equipment                                  $  1,288 $  1,288
Software                                                 824      704
                                                    -------- --------
                                                       2,112    1,992
Less accumulated depreciation and amortization           788      312
                                                    -------- --------
Capital leases, net                                 $  1,324 $  1,680
                                                    ======== ========


8.  ASSET IMPAIRMENT

In the second quarter of 2001 management decided to reduce telemarketing efforts, resulting in a majority of the operations and assets of telemarketing centers acquired from Touch 1 being voluntarily closed or sold. On June 30, 2001, the telemarketing centers sold accounted for approximately $1.0 million in property, plant and equipment. For these assets, we received 270,000 shares of preferred stock of the privately held acquiring company and a note receivable of approximately $0.5 million. The loss recorded from this transaction was approximately $1.0 million.

As a result of the decision to reduce telemarketing efforts noted above and the subsequent transactions, management performed an assessment of the value of the intangible assets recorded in the Touch 1 acquisition. In the second quarter of 2001, it was determined that undiscounted future cash flows over the remaining amortization period of certain intangible assets indicated that the value assigned to the intangible asset might not be recoverable. Therefore, we undertook an effort to determine the amount of expense to be recorded relating to the impairment.

The carrying value of the goodwill and identifiable intangibles recorded on the books approximated $61.7 million prior to the impairment analysis. We calculated the fair value of the intangibles by performing a discounted cash flow analysis related to the remaining assets acquired in the Touch 1 purchase. When we determined we would effectively cease any telemarketing efforts in the future, the sole remaining assets from the Touch 1 purchase were certain amounts of property, plant and equipment and intangibles (consisting of customer lists and goodwill) acquired in the Touch 1 transaction. Assuming a monthly attrition rate of 4.5% and a discount rate of 17.5% over an 18 month period, it was determined that the remaining operations acquired from Touch 1 had a liquidation value which approximated the carrying value of the customer lists acquired from Touch
1. At June 30, 2001, the carrying value of the identifiable intangibles associated with the customer lists was approximately $6.8 million. Therefore, during the second quarter of 2001, we recorded a loss of $54.9 million, the difference between the carrying value of all intangibles and the carrying value of the customer lists.

For the year ended December 31, 2001, we recorded an additional $4.3 million of impaired asset charges, composed of $3.0 million relating to unrealizable software and development projects, $0.9 million of telemarketing property and equipment and $0.4 million of securities deemed to be worthless. As of December 31, 2002 and 2001, we had approximately $4.1 and $5.9 million, respectively, of net intangible assets related to customer lists.

As a result of management's decision in the second quarter of 2002 to enhance future cash flow and operating earnings, we decided to close the remaining call centers in North Dakota acquired in our acquisition of Touch 1. In April of 2002, we announced a restructuring plan that included a reduction in force and the closure of the North Dakota call centers resulting in approximately $1.1 million in property, plant, and equipment being sold in conjunction with the settlement of the leases in these locations, resulting in an asset impairment charge totaling approximately $1.1 million being recorded in the second quarter of 2002.

9.  INTANGIBLE ASSETS

In accordance with SFAS No. 142, we reassessed the expected useful lives of existing intangible assets. This reassessment resulted in no changes to the expected useful lives of our customer lists. We only have one intangible asset as of December 31, 2002 a result of all of our goodwill being written-off during 2001 as discussed in footnote 8 - Impairment of assets.

Summarized below are the major classes of intangible assets as a result of our acquisition of Touch 1 in April of 2000 that will continue to be amortized under SFAS No. 142, as we do not have any intangible assets that will not be amortized:

                                                        DECEMBER 31, 2002                             DECEMBER 31, 2001
                                            ----------------------------------------     -------------------------------------------
                                            CARRYING    ACCUMULATED   NET INTANGIBLE     CARRYING      ACCUMULATED    NET INTANGIBLE
                                             AMOUNT    AMORTIZATION       ASSETS          AMOUNT      AMORTIZATION        ASSETS
INTANGIBLE ASSETS SUBJECT TO AMORTIZATION:
Customer related intangible assets            $9,145        $5,029         $4,116         $9,145         $3,200          $5,945

The following table presents current and expected amortization expense of the existing intangible assets as of December 31, 2002 for each of the following periods:

AGGREGATE
AMORTIZATION
EXPENSE:


For the year ended December 31, 2002                                    $1,829

Expected amortization expense for the years ending December 31,
         2003                                                            1,829
         2004                                                            1,829
         2005                                                              458

10.  OTHER ASSETS

At the respective dates, other assets consist of the following:

                                          2002     2001
                                         ------   ------
Deposits                                 $3,166   $3,625
Contract signing bonus                    1,885
Certificates of deposit, restricted         573      647
Interest receivable                          57      176
Other                                        67      218
                                         ------   ------
                                         $5,748   $4,666
                                         ======   ======


The certificates of deposit are pledged as collateral on outstanding letters of credit in the amount of approximately $0.6 million at December 31, 2002 and 2001, related to lease obligations on two of the our office spaces.

11.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At the respective dates, accounts payable and accrued liabilities consist of the following:

                                        2002           2001
                                      --------       -------
Trade accounts payable                $ 33,326       $33,602
Accrued sales and use tax payable        6,391         4,128
Advances on accounts receivable          3,425         3,479
Accrued payroll                          2,038         2,070
Accrued rent                             1,423         1,533
Accrued transmission                     1,256         3,644
Other accrued liabilities                3,912         1,166
                                       -------       -------
                                       $51,771       $49,622
                                       =======       =======

12.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                 2002       2001
                                                               ---------   -------
RELATED PARTIES:
Note payable to Corman Elegre, customer base pledged
 as collateral payable in monthly installments, due
 September, 2004, interest rate at 6%                          $ 5,070     $ 7,595
Note payable to First Revocable Trust of W. F.
 Corman, unsecured payable in monthly installments,
 due September 2004, interest rate at 6%                           315         472

Note payable to James F. Corman, unsecured, payable
 in monthly installments, due September 2004, interest
 rate at 6%                                                        106         159



UNRELATED PARTIES:
Note payable to Franklin Investment Funds, unsecured,
 payable in monthly installments, due September 2004,
 interest rate of 6%                                             2,183       3,271

Note payable to First National Bank of Atmore,
 unsecured, personally guaranteed by James F. Corman,
 payable in monthly installments, due September 2004,
 interest rate at 6%                                               293         439

Notes payable to pre-petition creditors (trade
 vendors), unsecured, payable in monthly installments,
 due September 2004, interest rate at 6%                           732       1,169

Notes payable to pre-petition creditors (trade
 vendors), priority unsecured, payable in monthly
 Installments, due September 2005, interest rate at 6%             245         304
                                                               -------     -------
                                                                 8,944      13,409
Less: Current portion                                           (5,193)     (4,880)
                                                               -------     -------
Total long-term debt                                           $ 3,751    $  8,529
                                                               =======    ========

OPERATING LEASES

We have entered into various non-cancelable operating leases for equipment and office space with monthly payments through the year 2009. Included in general and administrative expense is rental expense relating to operating leases of approximately $2.9, $2.8, and $1.7 million for the years ended December 31, 2002, 2001, and 2000, respectively. Sales and marketing expense includes $0.3 and $0.6 and $0.6 million of rental expense relating to operating leases for the year ended December 31, 2002, 2001 and 2000, respectively.

CAPITAL LEASES

We have entered into various capital lease obligations that have effective interest rates ranging from 8.0% to 10.7%, with three capital leases remaining with payments through 2005.

Future minimum lease payments under non-cancelable operating and capital leases and long-term debt as of December 31, 2002 are as follows:


                                                                               CAPITAL
                                                                 OPERATING      LEASE            LONG-TERM
YEAR ENDING DECEMBER 31,                                           LEASES     OBLIGATIONS          DEBT
                           2003                                $ 2,856              $  897         $ 5,193
                           2004                                  2,939                 435           3,680
                           2005                                  2,035                  46              71
                           2006                                  1,411
                           2007                                  1,461
                           Thereafter                            2,425                  --
                           Less amount representing
                           estimated executory costs
                           (taxes, etc.), including
                           profit thereon, included
                           in minimum lease payments                --                  74              --
                                                              --------               -----         -------
                           Net minimum payment                $ 13,127               1,304         $ 8,944
                                                              ========                             =======

                           Less amount representing
                           interest on obligations
                           under capital lease                                         104
                                                                                   -------
                           Present value of minimum
                           lease payments (including
                           approximately $770 due
                           within one year)                                        $ 1,200
                                                                                   =======

13.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

In January 2000, we paid $1.4, $0.2, and $0.2 million to the Series A, B, and C Preferred shareholders, respectively, in satisfaction of an 8% cumulative dividend as all shares were converted to common stock.

In July 2000, we filed a Certificate of Designation authorizing the issuance of
5.0 million shares of $.01 par value Series D Convertible Preferred Stock ("Series D Preferred"). We received aggregate proceeds of approximately $56.3 million in connection with the sale of 4,688,247 shares of Series D Preferred at a price of $12.00 per share. The costs associated with the transaction were approximately $0.4 million. The Series D Preferred is convertible at an original conversion price of $12.00, which price is subject to adjustment for such items as; (i) a dividend or distribution to common shareholders (whether such dividend or distribution is in stock, securities or other property), (ii) a stock split,
(iii) a stock combination, (iv) a reclassification of the common stock, (v) the issuance of stock or securities convertible into or exercisable for our common stock at a price that is less than the adjusted conversion price and other events that would cause dilution of ownership to the Series D Preferred stock. As a result of certain of these events the conversion price at December 31, 2002 is $8.63. The Series D Preferred is convertible into common stock at the option of the holder (i.e., initially convertible on a one-for-one basis); however, there are certain circumstances that provide for us to force a conversion of the stock. Series D Preferred is mandatorily redeemable in 2008, has an 8% cumulative dividend payable at times in cash and at times in-kind with additional Series D Preferred and has certain liquidation preferences and voting rights. Each purchaser of Series D Preferred received a warrant to purchase a number of our shares of common stock equal to one-half of the amount of Series D Preferred purchased by such investor. Each warrant is exercisable at a price of $13.80 per share subject to certain adjustments that have lowered the exercise price to $10.06 per share, at December 31, 2002.

In October 2000, we paid $0.9 million to the Series D Preferred shareholders in satisfaction of the 8% cumulative dividend for the third quarter of 2000.

In November 2000, we filed a Certificate of Designation authorizing the issuance of approximately 6.3 million shares of $.01 par value Series E Convertible Preferred Stock ("Series E Preferred"). We received proceeds of approximately $50.0 million in connection with the sale of 4,166,667 shares of Series E Preferred at a price of $12.00 per share. The purchaser of Series E Preferred received a warrant to purchase a number of our shares of common stock equal to one-half of the amount of Series E Preferred purchased by such investor. These warrants are exercisable at a price of $13.80 per share subject to certain adjustments that have lowered the exercise price to $7.91 per share, at December 31, 2002. Series E Preferred is convertible at an original conversion price of $12.00, which price is subject to adjustment for such items as (i) a dividend or distribution to common shareholders (whether such dividend or distribution is in stock, securities or other property), (ii) a stock split, (iii) a stock combination, (iv) a reclassification of the common stock, (v) the issuance of stock or securities convertible into or exercisable for our common shares at a price that is less than the adjusted conversion price, and (vi) other events that would cause dilution in the ownership of the holders of the Series E Preferred stock. As a result of these events the conversion price at December 31, 2002 is $8.25. The Series E Preferred is convertible into common stock at the option of the holder (i.e., initially convertible on a one-for-one basis); however, there are certain circumstances that provide us the ability to force a conversion of the stock. Series E Preferred is mandatorily redeemable 8 years from the original issue date, has an 8% cumulative dividend payable in-kind and has certain liquidation preferences and voting rights.

In July 2001, we filed a Certificate of Designation authorizing the issuance of 175 shares of Series G junior convertible preferred stock ("Series G Preferred"). On July 2 and August 3, 2001, we issued an aggregate of 175 shares of Series G Preferred for aggregate proceeds of $17.5 million, initially convertible into 11,739,970 shares of common stock, at a conversion price of $1.49, subject to adjustment for such items as; (i) a dividend or distribution to common shareholders (whether such dividend or distribution is in stock, securities or other property), (ii) a stock split, (iii) a stock combination,
(iv) a reclassification of the common stock, (v) the issuance of stock or securities convertible into or exercisable for our common stock at a price that is less than the adjusted conversion price and upon the occurrence of certain other events that would cause dilution in the ownership of the holders of the Series G Preferred. To date there has been no change in the conversion price. In conjunction with the issuance of the Series G Preferred, we issued warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.01 per share. Series G Preferred become mandatorily redeemable 5 years from September 18, 2001. The Series G Preferred has a 12% cumulative dividend, is convertible at the option of the holder and has certain liquidation rights; however, there are certain circumstances that provide for an automatic conversion of the Series G Preferred.

In accordance with generally accepted accounting principles, we recorded a deemed dividend of approximately $2.3 million, which results from the value assigned to the warrants and a beneficial conversion feature associated with the Series G Preferred transaction. These deemed dividends were originally accreted over an expected life through December 31, 2001 (the earliest redemption date). Once shareholder approval was obtained on October 30, 2001, the remaining balance of $1.2 million will continue to be accreted over the remaining 5-year redemption period. We recorded approximately $0.2 and $1.6 million of a deemed dividend related to a beneficial conversion feature in 2002 and 2001, respectively.

As a result of certain anti-dilution clauses in the Series D Preferred stock agreement, the issuance of Series G Preferred triggered an additional beneficial conversion feature related to the Series D Preferred agreement. The deemed dividend of approximately $7.8 million was accreted immediately, in the third quarter of 2001.

During the year ended December 31, 2000 we used the "stated conversion price" method, included in EITF 98-5 for the original calculation of a beneficial conversion of approximately $7.4 million during the third quarter of 2000. The beneficial conversion related to the issuance of Series D Preferred. EITF 98-5 allowed for the usage of the "stated conversion price" method for the purpose of calculating beneficial conversions until the fourth quarter of 2000. In November 2000, EITF 00-27 required that all beneficial conversions be calculated using the "accounting conversion price" method. We recorded a cumulative catch-up adjustment of approximately $12.6 million in the fourth quarter of 2000 since the SEC required retroactive application of this method.

In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" and SFAS No. 128 "Earnings Per Share" we recorded non-cash charges relating to a beneficial conversion, cumulative dividends and preferred stock accretion. We recorded preferred stock dividends and accretion of $15.6, $15.1, and $3.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. We also recorded a deemed dividend related to a beneficial conversion feature in the amounts of approximately $0.2, $9.4, and $20.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The recording of the beneficial conversion feature and the resulting preferred stock accretion is the result of calculating the accounting conversion price through a fair value allocation of the net proceeds received in the preferred stock offerings between the preferred stock and the warrants issued. This required the use of the Black-Scholes valuation model to calculate the fair value on a per share or warrant basis for the Series D, E and G Preferred. The beneficial conversion and resulting preferred stock accretion and the cumulative dividend are included in the calculations of the net loss attributable to common stockholders and the net loss per share calculation.

14.  COMMON STOCK

The board of directors has declared no dividends on common stock since January 15, 1998 (Inception).

On February 19, 2001, our Board of Directors adopted a Stockholders Rights Agreement (the "Plan") designed to deter coercive takeover tactics and prevent an acquirer from gaining control of us without engaging in negotiation with our Board of Directors.

Under the terms of the plan, preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of our common stock, par value $0.01 per share and a corresponding number of rights for each outstanding share of our Series D and E Preferred Stock outstanding at the close of business on March 7, 2001. Until the rights become exercisable, additional common stock or Series D and E Preferred we issued will also have one right attached.

The rights will become exercisable only upon certain triggering events whereby certain persons or groups of persons have expressed the intent to acquire at least 15% or more of the voting power of the outstanding common shares.

Upon the occurrence of a triggering event, each right will entitle holders to buy one one-thousandth of a share of our Series F Junior Participating Preferred Stock, par value $0.001 per share, at an exercise price of $45 per one-thousandth of a share, subject to adjustment. Each holder of a right will thereafter have the right to receive, in lieu of Series F Junior Participating Preferred Stock and upon payment of the exercise price, common stock (or in certain circumstances, cash, property or other of our securities) having a value equal to two times the exercise price of the right. Except as otherwise provided in the plan, we will generally be able to redeem the rights at $0.001 per right at any time on or prior to a triggering event. The rights will expire on February 19, 2011, unless earlier redeemed by the Board of Directors.

15.      RESTRUCTURING CHARGES

In April of 2002, we approved and implemented a restructuring to enhance our future cash flows and operating earnings. The restructuring included a reduction of force coupled with the closure of our North Dakota call centers and our New York sales office. In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," the restructuring costs were recognized as liabilities at the time management committed to the plan. Management determined that these costs provided no future economic benefit to us.

The restructuring charge includes termination benefits in connection with the termination of 167 employees and lease abandonment costs. In addition, we agreed to a settlement to exit the two leases for our call centers in North Dakota as of July 1, 2002. All termination benefits and settlements to exist our leases in North Dakota are paid as of December 31, 2002. We have recorded a lease abandonment charge representing the future lease payments for our New York office as a liability and will make payments through August 2005. As of December 31, 2002 we had an accrual of approximately $0.6 million remaining for this restructuring charge.

The following table shows the restructuring charges and related accruals recognized under the plan and the effect on our consolidated financial position:

                                     EMPLOYEE            LEASE             LEASE
                                    TERMINATION       SETTLEMENT        ABANDONMENT
                                      BENEFITS          COSTS              COSTS         TOTAL
                                    -----------       ----------        -----------     -------
Balance at January 1, 2002          $  --              $  --             $  --          $    --
Plan Charges                          913                325               623            1,861
Cash paid                            (913)              (325)              (72)          (1,310)
                                    -----              -----             -----          -------
Balance at December 31, 2002        $  --              $  --             $ 551          $   551
                                    =====              =====             =====          =======

16.  INCOME TAXES

We account for income taxes under SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

A reconciliation of the difference between the effective income tax rate and the statutory federal tax rate follows:

                                        2002         2001
                                     ----------   ----------
Tax at U.S. statutory rate           $   (6,844)  $  (51,145)
State taxes, net of federal benefit        (573)      (2,698)
Goodwill amortization                        --       19,725
Change in valuation allowance             7,255       36,779
Other                                       162       (2,661)
                                     ----------   ----------
                                     $       --   $       --
                                     ==========   ==========

Significant components of our deferred tax assets are liabilities are as follows:

                                           2002         2001
                                       ------------ ------------
Current deferred tax assets:
  Accounts receivable                  $      6,612 $      6,484
  Other                                          95          127
Noncurrent deferred tax assets:
  Net operating loss carryforward            99,869       98,817
  Deferred revenue                            2,385           --
  Deferred compensation                         616          538
  Excess capital losses                         133           --
  Accrued expenses                              696           --
  Other                                         541          674
                                       ------------ ------------
Gross deferred tax assets                   110,947      106,640

Less: Valuation allowance                  (106,093)    (100,438)
                                       ------------ ------------
                                              4,854        6,202
Noncurrent deferred tax liabilities:
Property and equipment                       (3,290)      (3,943)
Intangible assets                            (1,564)      (2,259)
                                       ------------ ------------
Net deferred tax asset                 $         -- $         --
                                       ============ ============

Generally accepted accounting principles require a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, management has determined that a valuation allowance of approximately $106.1 and $100.4 million is necessary at December 31, 2002 and 2001, respectively.

At December 31, 2002 and 2001, our net operating loss carryforward for federal income tax purposes is approximately $262.8 and $260.0 million, respectively, expiring in various amounts from 2018 through 2022. Utilization of our net operating loss carryforwards may be subject to annual limitations due to ownership change rules as provided by the Internal Revenue Code and similar state provisions.

17.  COMMITMENTS AND CONTINGENCIES

We have disputed billings and access charges from certain inter-exchange carriers ("IXCs") and incumbent local exchange carriers ("ILECs"). We contend that the invoicing and billings of access charges are not in accordance with the interconnection, service level, or tariff agreements between us and certain IXCs and ILECs. We have not paid a portion of these disputed amounts and management believes that we will prevail in these disputes. At December 31, 2002, the disputed amounts not recorded in the financial statements were approximately $13.3 million.

In August 2000, we entered into an agreement with a service firm to outsource customer provisioning and other ordering through electronic bonding with the incumbent local exchange carriers. In September 2002, we renegotiated this agreement, resulting in a lowering of our monthly minimum payments and an increase to the fees we pay on a per transaction basis fees incurred over the minimum payments. Our annual commitment, subject to certain adjustments, is approximately $9.6 million for both the years ending December 31, 2003 and 2004. We made payments under the agreement totaling $9.7, $6.3 and $0.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The minimum payments are required by us, regardless of our use of the services provided for in the contract. This contract provides, under certain circumstances, for early termination and severance fees for such action.

On July 21, 2002, WorldCom, Inc. ("WorldCom") and certain of its subsidiary corporations, including MCI, filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code. Under the Bankruptcy Code, a vendor that provides post-petition goods or services to a debtor on a continuous basis is entitled to payment for those goods and services on a timely basis if the debtor wants the vendor to continue supplying the goods or services. Neither the Bankruptcy Code nor the applicable case law requires vendors to provide post-petition goods and services to a debtor without payment. The Bankruptcy Code also entitles a debtor to reject "executory" contracts, that is, contracts where some future act remains to be done, as in the case of our contract with MCI. Therefore, on November 1, 2002 we significantly amended the terms of our agreement with MCI as described more fully in the prior footnote 3- Wholesale Services. Although MCI continues to prepay us in a timely manner since its bankruptcy filing, we have no assurance that MCI has the resources to continue to pay its vendors on a timely basis.

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

For MCI customers provisioned using our company code we are the customer of record for the regional bell operating companies' wholesale billing. It is very likely that the state commissions would require us to continue providing services to MCI's customers for at least the 90-day period contained in the guidelines described above, regardless of whether MCI continues its relationship with these customers.

In January 2002, we entered into an agreement with a company that provides us with software to automate the processing, auditing, dispute tracking, management reporting and various other functions over our ILEC and long-distance network costs. In addition to the set-up and implementation fees, under this agreement, we have committed to minimum cash payments of $0.6 million in 2003. In accordance with the contract we make monthly payments based on a schedule that correlates to net monthly carrier invoice volume. We made payments under this agreement totaling $0.8 million for the year ended December 31, 2002.

We currently have agreements with two long-distance carriers to provide transmission and termination services for all of our long distance traffic. These agreements generally provide for the resale of long distance services on a per-minute basis and contain minimum volume commitments. Although we have not fulfilled all of our volume commitments as outlined in one of these contracts for technical reasons, the carrier has not imposed any penalties as provided under the agreement. We are continuing to work with this carrier and believe that we are quickly working to meet the minimum volume commitments during 2003 and do not expect any financial penalty to be applied by the carrier during the course of the agreement.

In connection with our wholesale services agreements we have agreed to certain service level agreements ("SLA"s) for providing service. If we were to not fulfill the SLAs after the phase-in period there are certain remedies including but not limited to financial compensation. We have not had any financial compensation paid as a result of any SLAs since our inception.

18.  RELATED PARTY TRANSACTIONS

During 1998, several members of our management issued full recourse promissory notes, totaling approximately $3.3 million to us in connection with the purchase of 2,929,575 shares of common stock. These notes were collateralized by the shares of common stock acquired with the notes, and we hold those shares as collateral. The accompanying consolidated financial statements include the remaining balance of the notes as a decrease in stockholders' equity. There were three notes outstanding, totaling approximately $0.8 million at December 31, 2002 and 2001. The principal balance of the notes and the related accrued interest (8% per annum) were originally due December 31, 2001, however in January of 2002, we extended the notes due dates until December 31, 2002. We received a payment for approximately $0.5 million (see footnote 24 - Subsequent Events) and the other notes in the due dates of the amounts of $0.3 and $0.1 million were further extended to being due November 22, 2004 and on demand, respectively. The note for $0.3 million also had the annual interest rate reduced to 5%. Interest income on these notes receivable was $0.1 million for each of the years ended December 31, 2002, 2001 and 2000.

In May 2000, as a result of a change of control provision that was triggered by the acquisition of Touch 1, Touch 1 purchased a building used to house its technology infrastructure from its lessor, Brookwood, L.L.C., for approximately $3.5 million from a limited liability company of a former executive of our company and is a significant shareholder.

During 2000, we made total payments of approximately $5.6 million, exclusive of approximately $3.5 million to purchase a building as described in the above paragraph, to an executive and several entities affiliated with this executive pursuant to debt and lease agreements. The entities and the various debt terms are outlined in Footnote 12 - Long-Term Debt, under Related Party.

During 2000, a member of our Board of Directors received approximately $0.2 million and an option to purchase 12,500 shares of common stock at $7.06 from Breckenridge Securities Corporation ("BSC"), which fee was paid from amounts paid by us to BSC in connection with services provided in conjunction with the issuances of Series D and Series E Preferred. The member of the Board of Directors entered into this agreement prior to being appointed to the Board.

During 2000, we made $0.1 million in rental payments to Olympus Management Group, Inc., an entity 100% owned by one of our executives.

In December 2000, we agreed to guarantee three employees' margin loans. Each employee executed an agreement with us in which each pledges security interest in all shares of our common stock they own as well as in all of their other tangible and intangible property. In addition, each employee entered into a Secured Promissory Note providing that, should the creditor who made the margin loan to these employees draw any amounts on our guarantee, such amounts would be considered advances under a secured promissory note and would bear interest until paid. As of December 31, 2001 one of the three employees fulfilled their obligations leaving approximately $1.1 million of the guarantee. In July and August 2002, we loaned the employees who we were originally providing a loan guarantee, approximately $0.1 and $0.9 million, to cover margin balances and prevent the liquidation of the employees' holdings of our common stock. The loans were originally demand loans bearing interest at an annual rate equal to the prime rate plus 2%. In October 2002, we established terms with the employee owing us $0.3 million to make eight quarterly payments beginning in December 2002, with a balloon payment for the remaining balance due December 2, 2004. Interest accrues on the unpaid balance at an annual rate of 5%. The employee pledged shares of our stock, owned outright by the employee, as collateral for the loan. We received principal payments totaling $0.6 million from these employees during 2002. As of December 31, 2002 there was approximately $0.4 million receivable for these loans.

In January 2001, we accelerated the vesting of 50,000 stock options granted to an executive as part of his severance agreement. This acceleration resulted in the employee being fully vested in stock options with a strike price of $3.64 when the stock was trading at $4.50. We recorded approximately $0.1 million in general and administrative expense as a result of this transaction.

In February 2001, we made a loan to an employee in the amount of $0.1 million. The interest rate of the note is 9.5% and was payable as a balloon payment on February 20, 2003. We are taking collection action on this note. This note is collateralized by any and all stock options, rights to salary and wages, and all property personal, tangible, and intangible of the employee.

In June 2001, as part of an executive severance agreement, we paid an executive approximately $0.3 million. This same executive received an interest free loan of approximately $0.8 million, utilized to exercise stock options to purchase 187,000 shares of common stock. This note is collateralized by the shares of common stock acquired with the note, and we hold those shares as security. As of December 31, 2002 and 2001 there was approximately $0.8 million receivable for this loan. This loan is due on June 12, 2005.

In August 2001, we cancelled approximately $0.7 million of notes receivable and reacquired 61,875 shares of common stock at $1.14 per share from an employee. These shares are presented as treasury shares, at cost.

In October 2001, we loaned an employee $0.1 million. The interest rate of the note is 6.5% and was payable as a balloon payment on June 13, 2002. In September 2002, we extended the due date for this note until March 12, 2003, in accordance with the severance agreement executed for the employee's termination. The employee received a forgiveness of six thousand dollars of interest and the annual interest rate of the note was reduced to 6.0%. This note was for relocation of the employee. There is no collateral pledged for this note.

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

19.  EMPLOYEE BENEFIT PLAN

In 1999, we established a 401(k) plan covering defined employees who meet established eligibility requirements. Under the original plan provisions, we did not make matching contributions. Effective September 15, 2000, we merged the plans of Touch 1 and Z-Tel and established a matching contribution for the 401(k) plan to 50% of participating contributions to a maximum matching amount of 5% of a participant's compensation. Our contribution was approximately $0.5, $0.5 and $0.2 million for the years ended December 31, 2002, 2001 and 2000, respectively.

20.  STOCK-BASED COMPENSATION

Effective October 30, 1998, we adopted the 1998 Equity Participation Plan ("1998 Plan"), for the grant to eligible employees and eligible participants of options to purchase up to 1,261,000 shares of our common stock. During September and November 1999, the Board of Directors (the "Board") increased the shares available for grant under the 1998 Plan to 6.0 and 7.5 million shares, respectively.

Effective April 20, 2000, we adopted the 2000 Equity Participation Plan ("2000 Plan"). This plan allows for the grant to eligible employees and eligible participants of options to purchase up to 2.0 million shares of our common stock. The 2000 Plan automatically increases the number of shares available for grant on the first day of our fiscal year beginning in 2001 equal to the lesser of (i) 3.0 million shares, (ii) 6% of the outstanding shares on such date, or
(iii) a lesser amount determined by the Board.

Our plans are administered by a committee appointed by the Board, or by the Board. The Board or the appointed committee shall administer the 2000 Plan, select the eligible employees and eligible participants to whom options will be granted, the price to be paid, the exercise period and the number of shares subject to any such options and interpret, construe and implement the provisions of the 2000 Plan.

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

A summary of the stock option activity for the years ended December 31, 2002, 2001 and 2000 is presented below:

                                                                  1998 EQUITY            2000 EQUITY
                                          INITIAL PLAN         PARTICIPATION PLAN      PARTICIPATION PLAN            TOTAL
                                       ---------------------  ---------------------   --------------------   -----------------------
                                                    WEIGHTED               WEIGHTED               WEIGHTED                 WEIGHTED
                                                     AVERAGE                AVERAGE                AVERAGE                  AVERAGE
                                       NUMBER OF    EXERCISE   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE    NUMBER OF    EXERCISE
                                        SHARES        PRICE     SHARES       PRICE     SHARES       PRICE      SHARES        PRICE
                                       ---------    --------  ----------   --------   ---------   --------   ----------    ---------
     OUTSTANDING, DECEMBER 31, 1999    3,338,333      $2.91    3,177,864    $ 5.79           --    $   --     6,516,197     $ 4.31
          Granted                             --        --     1,415,100     27.29    1,897,440     11.52     3,312,540      18.26
          Exercised                     (415,450)      2.47     (435,545)     4.15           --        --      (850,995)      3.33
          Forfeited                      (34,631)      2.67     (530,231)    14.71     (145,800)    12.34      (710,662)     13.64
                                       ---------               ---------              ---------    ------    ----------
     OUTSTANDING, DECEMBER 31, 2000    2,888,252       2.98    3,627,188     13.07    1,751,640     11.45     8,267,080       9.20
          Granted                             --         --           --        --    4,257,450      1.69     4,257,450       1.69
          Exercised                      (47,486)      2.32     (130,253)     3.64           --        --      (177,739)      3.29
          Forfeited                      (97,144)      2.49     (638,227)    12.70     (727,376)     9.84    (1,462,747)     10.60
                                       ---------               ---------              ---------    ------    ----------
     OUTSTANDING, DECEMBER 31, 2001    2,743,622       3.01    2,858,708     13.58    5,281,714      3.81    10,884,044       6.17

          Granted                             --         --           --        --    3,370,475      1.29     3,370,475       1.29
          Exercised                           --         --           --        --      (20,361)     1.30       (20,361)      1.30
          Forfeited                      (17,593)      3.31     (480,845)    19.97   (1,242,132)     3.58    (1,740,570)      8.10
                                       ---------               ---------             ----------    ------    ----------
     OUTSTANDING, DECEMBER 31, 2002    2,726,029      $3.01    2,377,863   $ 12.29    7,389,696    $ 2.70    12,493,588     $ 4.59
                                       =========               =========             ==========              ==========

We did not grant any options to non-employees during 2002, 2001 and 2000.

The following table summarizes information about stock options outstanding at December 31, 2002:


                                     REMAINING
                         NUMBER    CONTRACTUAL LIFE    NUMBER
EXERCISE PRICES        OUTSTANDING    (IN YEARS)     EXERCISABLE
---------------        ----------- ----------------  -----------
 $0.60 - $4.00           9,660,325      7.96         4,646,728
  5.45 - 10.00           1,129,823      7.15         1,022,289
 12.00 - 19.00           1,378,840      7.36         1,197,918
 23.00 - 47.00             324,600      7.26           291,054
                        ----------                   ---------
                        12,493,588                   7,157,989
                        ==========                   =========

21.  COMPUTATION OF NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Incremental shares of common stock equivalents are not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.


Net loss per share is calculated as follows:

                                                                                        YEAR ENDED
                                                                                       DECEMBER 31,
                                                                       ----------------------------------------------
                                                                            2002            2001           2000
                                                                       ------------     ------------     ------------
BASIC AND DILUTED NET LOSS PER SHARE:
    Loss attributable to common
     stockholders:
      Net loss                                                         $    (19,555)    $   (146,068)    $    (88,037)
      Less mandatorily redeemable convertible preferred stock
        dividends and accretion                                             (15,589)         (15,059)          (3,644)
      Less deemed dividend related to beneficial conversion feature            (186)          (9,356)         (20,027)
                                                                       ------------     ------------     ------------
         Net loss attributable to common stockholders                  $    (35,330)    $   (170,483)    $   (111,708)
                                                                       ============     ============     ============
   Weighted average common shares outstanding                            34,951,720       33,908,374       33,066,538
                                                                       ============     ============     ============
   Basic and diluted net loss per share                                $      (1.01)    $      (5.03)    $      (3.38)
                                                                       ============     ============     ============

For each of the periods presented, basic and diluted net loss per share are the same. The following table includes potentially dilutive items that were not included in the computation of diluted net loss per share for all periods presented because to do so would be anti-dilutive in each case:

                                                                         YEAR ENDED
                                                                        DECEMBER 31,
                                                      ---------------------------------------------
                                                         2002              2001             2000
                                                      ----------        ----------        ---------
Unexercised stock options                             12,493,588        10,884,044        8,267,080
Unexercised warrants                                  10,443,330        10,425,982        4,602,457
Mandatorily redeemable preferred stock
  convertible into common shares                      27,901,655        25,941,982        9,174,605
                                                      ----------        ----------       ----------
         Total potentially dilutive shares of common
           stock equivalents                          50,838,573        47,252,008       22,044,142
                                                      ==========        ==========       ==========

22.  LEGAL AND REGULATORY PROCEEDINGS

On June 9, 2000, PTEK Holdings, Inc. and Premiere Communications, Inc. (collectively, "PTEK") filed a lawsuit against us, Z-Tel Communications, Inc., David Gregory Smith, our Chairman, Chief Executive Officer and President, Eduard Mayer, a former director and James Kitchen, a Senior Vice President (the "Lawsuit").

On November 14, 2000, the parties to the Lawsuit agreed to resolve in full all claims asserted by each party against the other. In connection with the settlement, we agreed to issue a warrant to PTEK Holdings, Inc. to purchase 175,000 shares of our common stock at an exercise price of $12.00, which price is subject to certain adjustments. The warrant has expired as it was fully vested and non-forfeitable but is was only exercisable on November 14, 2002 and was not exercised. As a result of the issuance of the warrant and the accrual of legal fees related to the Lawsuit, we recognized an expense of approximately $1.0 million for the year ended December 31, 2000.

On March 15, 2001, we filed suit against AT&T. In that suit, we alleged that AT&T had received originating and terminating access service from us and had unlawfully withheld access charges for such services from us. In July 2001, we agreed to a settlement with AT&T. In connection with that settlement, which approximated the amounts recorded by us as receivables, we resolved the issues relating to charges for access services rendered. We entered into a switched access agreement setting forth terms and conditions under which AT&T will purchase access services from us in the future.

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

The Amended Complaint is based on the allegations that our registration statement on Form S-1, filed with the Securities and Exchange Commission ("SEC") in connection with the IPO, contained untrue statements of material fact and omitted to state facts necessary to make the statements made not misleading by failing to disclose that the underwriters had received additional, excessive and undisclosed commissions from, and had entered into unlawful tie-in and other arrangements with, certain customers to whom they allocated shares in the IPO. The plaintiffs in the Amended Complaint assert claims against us and the D&Os pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs in the Amended Complaint assert claims against the D&Os pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs seek an undisclosed amount of damages, as well as pre-judgment and post-judgment interest, costs and expenses, including attorneys' fees, experts' fees and other costs and disbursements. On July 15, 2002, we and the individual defendants moved to dismiss all claims. The Court has denied our motion. We intend to vigorously defend against this lawsuit. Furthermore, we believe we are entitled to indemnification from our Underwriters. We are unable to determine the final outcome of this litigation.

On September 20, 2002 one of our shareholders, Metropolitan Nashville Employee Benefit Board ("Metro Nashville"), filed suit against us alleging that we wrongfully and improperly delayed providing them with a stock certificate and that during the time of such delay our stock price plummeted and they were unable to sell or take steps to protect the value of their shares. Metro Nashville seeks compensatory damages in excess of $18 million, plus interest, and punitive damages of $18 million. We filed a motion to dismiss on October 14, 2002. Our motion was denied. We believe the lawsuit is without merit and intend to oppose the allegations vigorously. We are unable to determine the final outcome of this litigation.

On August 6, 2002, we filed a complaint against Southwestern Bell Telephone Company ("SWBT") before the Public Utility Commission of Texas ("PUCT"), requesting that the PUCT enjoin SWBT from disconnecting our access to customers in Texas on the basis of a billing dispute between the parties. The billing dispute centered on whether we owed SWBT certain amounts for collect calls from SWBT retail customers to our retail customers. On August 23, 2002, the PUCT issued, in part, the injunctive relief requested by us, making clear that service not be interrupted. Since that injunction, we and SWBT have been involved in a dispute resolution process over these and other billing disputes between SWBT and SBC affiliates of SWBT. There is no assurance that these and other disputes with SWBT and other SBC affiliates will be resolved without resort to further litigation and potential disruption to service. We believe that it is reasonable possible that the outcome of this litigation will be between $0.2 and $0.8 million.

We recently transferred the listing of our common shares from the Nasdaq National Market to the Nasdaq SmallCap Market. Among other requirements for our continued listing on the Nasdaq SmallCap Market we must have a market value of our listed securities exceeding $35 million and maintain a minimum bid price of not less than $1.00 per share.

In the ordinary course of business, we are involved in legal proceedings and regulatory and tax audits at the federal, state and local level that are generally incidental to our operations. In addition, from time to time, we are the subject of customer and vendor complaints filed with the state utility commissions of the states in which it operates or the Federal Communications Commission. Most complaints are handled informally and at this time there are no formal proceedings pending. While there can be no assurance of the ultimate disposition of incidental legal proceedings or customer complaints, we do not believe their disposition will have a material adverse effect on our consolidated results of operations or financial position.

23.      SEGMENT REPORTING

We have two reportable operating segments: Consumer Services and Wholesale Services.

Prior to 2002 we had only one reportable segment our consumer services segment.

The consumer services segment includes our Z-LineHOME and Z-LineBUSINESS services that offer bundled local and long-distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet and certain personal digital assistants. We offer Z-LineHOME and Z-LineBUSINESS in 46 states. Our customers are concentrated primarily in metropolitan areas in 10 states for both our Z-LineHOME and Z-LineBUSINESS services. This segment also includes our Touch 1 residential long-distance offering that is available nation-wide.

The wholesale services segment allows companies to offer telephone exchange and enhanced services to residential and small business customers. This service is currently available in 46 states and MCI is our primary customer for this offering.

Management evaluates the performance of each business unit based net income, exclusive of adjustments for special items. Special items are transactions or events that are included in our reported consolidated results but are excluded from segment results due to their nonrecurring or non-operational nature. It is also important to understand when viewing our segment results that we only record direct expenses in our wholesale services and therefore, all employee benefits, occupancy, insurance, and other indirect or overhead related expenses are reflected in the consumer services segment. We are in the process of reviewing and possibly adopting a methodology for internal reporting purposes that would allocate these indirect and overhead related expenses to the respective units or possibly separating these expenses from the segments.

The following summarizes the financial information concerning our reportable segments for the years ended December 31, 2002:



                                                                  FOR THE YEARS ENDED
                                    -----------------------------------------------------------------------------
                                                DECEMBER 31, 2002                       DECEMBER 31, 2001
                                    -----------------------------------     -------------------------------------
                                    CONSUMER   WHOLESALE                    CONSUMER   WHOLESALES
                                    SERVICES    SERVICES   CONSOLIDATED     SERVICES    SERVICES     CONSOLIDATED
                                    --------   ---------   ------------     --------   ----------    ------------
Revenues                             203,824    30,774       234,598         275,255      --           275,255
Operating income (loss)              (32,407)    9,811      (22,596)         (59,998)     --           (59,998)
Depreciation and amortization         22,428     1,508        23,936          23,277      --            23,277
Capital expenditures                   6,657     8,536        15,193          15,426      --            15,426
Identifiable assets                   97,914     8,797       106,711         116,737      --           116,737

The following table reconciles our segment information to the consolidated financial information for 2002 and 2001:

                              2002
-------------------------------------------------------------------
Revenues:
Consolidated segment revenues                           $  234,598
    MCI bankruptcy revenue reversal                            657
                                                        ----------
Total consolidated revenues                             $  235,255
                                                        ==========
Operating loss:
Consolidated segment operating loss                     $  (22,596)
    Retroactive reduction to network access rates            8,981
    MCI bankruptcy                                          (1,304)
    Restructuring charge                                    (1,861)
    Asset Impairment                                        (1,129)
    Wholesale development costs                             (1,018)
                                                        ----------
Total consolidated operating loss                       $  (18,927)
                                                        ==========
                              2001
-------------------------------------------------------------------
Operating loss:
Consolidated segment operating loss                     $  (59,998)
    Write-off of accounts receivable                       (29,949)
    Asset Impairment                                       (59,994)
                                                        ----------
Total consolidated operating loss                       $ (149,941)
                                                        ==========

24.  SUBSEQUENT EVENTS

In February 2003, we received a payment for the full outstanding balance of approximately $0.5 million from one of our executive officer's that is also a member of our Board of Directors.

In February 2003, we executed an agreement for the resale of local wireline telecommunications services and provision of ancillary services with Sprint Communications Company L.P. ("Sprint"). Under this agreement we will provide Sprint access to our web-integrated enhanced communications platform and operational support systems. This contract includes various per minute, per line, and other charges that we will analyze to determine the appropriate timing of revenue recognition. As of December 31, 2002 we had recorded approximately $1.3 million of deferred revenue for payments received prior to the signing of the agreement. This agreement is success based and non-exclusive in nature.

In March 2003, our Board of Directors authorized the repurchase of up to one million shares of our common stock over the next twelve months. We have not yet purchased any stock under this plan.

SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included.

                                            QUARTER ENDED
                     -------------------------------------------------------------
                       MARCH 31,     JUNE 30,        SEPTEMBER 30,    DECEMBER 31,
                         2001          2001              2001             2001
                     ------------   ------------     -------------    ------------
Revenues             $     75,044   $     73,142     $     68,569     $     59,142
Operating loss            (19,630)      (107,878)         (12,213)          (9,420)
Net loss (2)(3)           (17,580)      (107,743)         (11,855)          (8,890)
Loss per share (1)   $      (0.60)  $      (3.27)    $      (0.77)    $      (0.40)
Weighted average
shares outstanding     33,790,809      3,880,327       33,982,665       33,977,666

                                                  QUARTER ENDED
                         ---------------------------------------------------------------
                          MARCH 31,         JUNE 30,       SEPTEMBER 30,    DECEMBER 31,
                             2002            2002              2002             2002
                         ------------     ------------     -------------    ------------
Revenues                 $     57,269     $    62,224        $    58,715      $   57,047
Operating income (loss)       (11,172)          1,355             (5,127)         (3,983)
Net income (loss)             (10,607)            259             (4,962)         (4,245)

Loss per share (1)(4-6)  $      (0.42)    $     (0.11)       $     (0.26)     $    (0.22)
Weighted average
shares outstanding         34,307,194      35,074,936         35,191,836      35,220,240

(1) Earnings per share were calculated for each three-month period on a stand-alone basis.

(2) We recorded a $59.2 million expense related to impaired assets in second quarter 2001.

(3) We recorded a write-off of accounts receivable that resulted in $29.9 million of additional bad debt expense in second quarter 2001.

(4) We recorded start-up costs of approximately $1.0 million for the development our new wholesale services offering during the first quarter of 2002.

(5) We recorded approximately $1.9 million for termination benefits, lease abandonment and lease settlement costs in connection with the closure of two call centers in North Dakota and our New York sales office in the second quarter of 2002.

(6) We recorded approximately $9.0 million as a reduction to network operations expense as a result of a retroactive rate reduction for the unbundled network elements as result of a settlement by Verizon with the New York Public Service Commission during the second quarter of 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         Information regarding directors, nominees for director and executive officers is in our 2003 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         Information regarding executive compensation is included in our 2003 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this item is included in our 2003 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this item is included in our 2003 Annual Meeting proxy statement and is incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES


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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The following financial statements of Z-Tel Technologies, Inc. and the report thereon of PricewaterhouseCoopers LLP dated March 26, 2003 are filed as part of this report:

    Report of Independent Certified Public Accountants.

    Consolidated Balance Sheets, December 31, 2002 and December 31, 2001

    Consolidated Statements of Operations for the years ended December 31, 2002, 2001, 2000.

    Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000.

    Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

    Notes to Financial Statements.

(a) 3. The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated, and are incorporated herein by this reference):

   EXHIBIT
   NUMBER                                     DESCRIPTION
   ---------      -------------------------------------------------------------
         3.1      Amended and Restated Certificate of Incorporation of Z-Tel, as
                  amended(A)*

         3.2      Amended and Restated Bylaws of Z-Tel(B)*

         4.1      Form of Common Stock Certificate(B)*

         4.2 See Exhibits 3.1 and 3.2 of this Form for provisions of the Amended and Restated Certificate of Incorporation, as amended, and our Bylaws defining rights of security holders

         4.3 Stock Purchase Agreement, dated July 6, 2000, by and between us and the various purchasers of our Series D Convertible Preferred Stock(C)*

         4.4 Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions relating to our Series D Convertible Preferred Stock(C)*

         4.5 Form of Registration Rights Agreement by and between us and each of the purchasers of our Series D Convertible Preferred Stock(C)*

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

         4.10 Warrant issued to The 1818 Fund III, L.P. for the purchase of shares of our common stock(D)*

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

         4.18 Voting Agreement, dated as of June 29, 2001, between us and certain of our stockholders(K)*

         4.19 Employee Stock Restriction Agreement, dated September 1, 1999, by and between us and D. Gregory Smith(L)*

       10.2.1     1998 Equity Participation Plan(B)*

       10.2.2     2000 Equity Participation Plan(M)*

         10.3     Employment Agreement of D. Gregory Smith, dated July 30,
                  2002(N)*

         10.4 Receivables Sales Agreement dated as of July 27, 2000 by and between Z-Tel Communications, Inc., as seller and subservicer, Touch 1 Communications, Inc., as seller and subservicer, and RFC Capital Corporation, as purchaser(O)*

         10.5 Form of Indemnification Agreement for our executive officers and directors(E)*

         10.6     Employment Agreement of Ned Dumas Garrett, dated August 14,
                  2002(N)*

         10.7     Employment Agreement of J. Bryan Bunting, dated August 14,
                  2002(N)*

         10.8 Employment Agreement of Charles W. McDonough, dated August 14, 2002(N)*

         10.9     Employment Agreement of Robert A. Curtis, dated July 30,
                  2002(N)*

         10.10 Promissory Note, dated May 11, 1999, between Touch 1 Communications, Inc. and Corman Elegre Capital(D)*

         10.11 Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. and William F. Corman (First Revocable Trust)(D)*

         10.12 Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. and James F. Corman(D)*

         10.13 Agreement for Wholesale Telephone Exchange Services, Z-Node Services, Ancillary Services and Technology License, dated March 20, 2002, between Z-Tel Communications, Inc. and MCI WORLDCOM Communications, Inc.(P)*

         21.      List of Subsidiaries

         23.      Consent of PricewaterhouseCoopers LLP

         99.1 Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

         99.2 Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

---------------------------
*

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

(N) Incorporated by reference to the correspondingly numbered exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed on November 14, 2002.

(O) Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed on August 14, 2000, with an amendment extending the agreement until July 27, 2004.

(P) Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, filed on May 15, 2002



(b)  Reports on Form 8-K

     On October 14, 2002, we filed a Form 8-K to disclose the filing of a lawsuit against us by the Metropolitan Government of Nashville. That lawsuit is described under Item 3 of this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 31st day of March, 2003.

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


           SIGNATURE                         TITLE                      DATE

/s/ D. Gregory Smith                                          March 31, 2003
----------------------------   President, CEO, Chairman
D. Gregory Smith               of the Board and Director
                               (Principal Executive Officer)

/s/ Horace J. Davis III                                       March 31, 2003
----------------------------   Senior Vice President-- Chief
Horace J. Davis III            Financial Officer
                               (Principal Financial and
                               Accounting Officer)

/s/Charles W. McDonough                                       March 31, 2003
----------------------------   Senior Vice President--
Charles W. McDonough           Chief Technology Officer, and
                               Director

/s/ Jeffrey A. Bowden          Director                       March 31, 2003
----------------------------
Jeffrey A. Bowden

/s/ Charles D. Hyman           Director                       March 31, 2003
----------------------------
Charles D. Hyman

/s/ Andrew C. Cowen            Director                       March 31, 2003
----------------------------
Andrew C. Cowen

/s/ John K. Aurrell            Director                       March 31, 2003
----------------------------
John K. Aurrell

/s/ Richard F. LaRoche, Jr.    Director                       March 31, 2003
----------------------------
Richard F. LaRoche, Jr

/s/ Lawrence C. Tucker
----------------------------
Lawrence C. Tucker             Director                       March 31, 2003

                                 CERTIFICATIONS


     I, D. Gregory Smith, certify that-

     1. I have reviewed this annual report on Form 10-K of Z-Tel Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have-

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function)-

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March 31, 2003


                                                         /s/ D. GREGORY SMITH
                                                         --------------------
                                                         D. Gregory Smith
                                                         Chief Executive Officer




    I, Horace J. Davis, certify that-


    1. I have reviewed this annual report on Form 10-K of Z-Tel Technologies, Inc.;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have-

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function)-

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March 31, 2003

                                                       /s/HORACE J. DAVIS III
                                                       ----------------------
                                                       Horace J. Davis
                                                       Chief Financial Officer