Form 10-Q
period 2003-03-31
Z TEL TECHNOLOGIES INC
filed 2003-05-15
CIK 1096509

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED MARCH 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER: 000-28467

Z-TEL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	59-3501119
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes [X]       No [  ]

     The number of shares of the Registrant’s Common Stock outstanding as of May 12, 2003 was approximately 35,301,553.

PART I
Item 1.	Financial Statements
Consolidated Balance Sheets at March 31, 2003 and December 31, 2002
Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002
Consolidated Statement of Changes in Stockholders’ Deficit for the three months ended March 31, 2003
Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits, and Reports on Form 8-K
Signatures

Z-Tel Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,065	$16,037
Accounts receivable, net of allowance for doubtful accounts of $14,629 and $17,401	28,301	26,749
Prepaid expenses and other current assets	5,952	5,741

Total current assets	51,318	48,527
Property and equipment, net	45,878	48,320
Intangible assets, net	3,659	4,116
Other assets	5,550	5,748

Total assets	$106,405	$106,711

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$49,613	$51,771
Deferred revenue	14,977	10,172
Current portion of long-term debt and capital lease obligations	5,862	5,964

Total current liabilities	70,452	67,907
Long- term deferred revenue	7,413	6,277
Long-term debt and capital lease obligations	2,828	4,180

Total liabilities	80,693	78,364

Mandatorily redeemable convertible preferred stock, $.01 par value; 50,000,000 shares authorized; 8,855,089 issued; 8,805,089 outstanding (aggregate liquidation value of $148,563 and $145,503)	131,682	127,631

Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock, $.01 par value; 150,000,000 shares authorized; 35,609,803 and 35,609,803 shares issued; 35,268,253 outstanding	356	356
Notes receivable from stockholders	(1,120)	(1,589)
Additional paid-in capital	201,040	205,090
Accumulated deficit	(305,858)	(302,753)
Treasury stock, 341,550 shares at cost	(388)	(388)

Total stockholders’ deficit	(105,970)	(99,284)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ deficit	$106,405	$106,711

The accompanying notes are an integral part of these consolidated financial statements.

Z-Tel Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months ended
	March 31,

	2003	2002

Revenues	$60,276	$57,269

Operating expenses:
Network operations	26,129	27,243
Sales and marketing	4,494	4,759
General and administrative	26,906	29,842
Wholesale development costs	—	1,018
Depreciation and amortization	6,027	5,579

Total operating expenses	63,556	68,441

Operating loss	(3,280)	(11,172)

Nonoperating income:
Interest and other income	925	1,177
Interest and other expense	(750)	(612)

Total nonoperating income	175	565

Net loss	(3,105)	(10,607)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(4,237)	(3,872)
Less deemed dividend related to beneficial conversion feature	(46)	(46)

Net loss attributable to common stockholders	$(7,388)	$(14,525)

Weighted average common shares outstanding	35,268,253	34,307,194

Basic and diluted net loss per share	$(0.21)	$(0.42)

The accompanying notes are an integral part of these consolidated financial statements.

Z-Tel Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except share data)
(Unaudited)

			Notes
	Common Stock		Receivable	Additional			Total
			from	Paid-In	Accumulated	Treasury	Stockholders'
	Shares	Par Value	Stockholders	Capital	Deficit	Stock	Deficit

Balance, December 31, 2002	35,268,253	$356	$(1,589)	$205,090	$(302,753)	$(388)	$(99,284)
Repayment of notes receivable			469				469
Mandatorily redeemable convertible preferred stock dividends and accretion				(4,050)			(4,050)
Net loss					(3,105)		(3,105)

Balance, March 31, 2003	35,268,253	$356	$(1,120)	$201,040	$(305,858)	$(388)	$(105,970)

The accompanying notes are an integral part of these consolidated financial statements.

Z-Tel Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,

	2003	2002
Cash flows from operating activities:
Net loss	$(3,105)	$(10,607)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,027	5,579
Provision for bad debts	2,396	7,068
Expense charged for granting of stock options	—	118
Change in operating assets and liabilities:
Increase in accounts receivable	(3,948)	(3,253)
Increase in prepaid expenses	(211)	(1,154)
(Increase) decrease in other assets	198	(416)
Decrease in accounts payable and accrued liabilities	(2,157)	(2,531)
Increase in deferred revenue	5,941	6,324

Total adjustments	8,246	11,735

Net cash provided by operating activities	5,141	1,128

Cash flows from investing activities:
Purchases of property and equipment	(3,128)	(5,475)

Net cash used in investing activities	(3,128)	(5,475)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(1,454)	(1,591)
Principal repayments received on stockholders notes	469	—

Net cash used in financing activities	(985)	(1,591)

Net increase (decrease) in cash and cash equivalents	1,028	(5,938)
Cash and cash equivalents, beginning of period	16,037	18,892

Cash and cash equivalents, end of period	$17,065	$12,954

The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(ALL TABLES ARE IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1.       NATURE OF BUSINESS

DESCRIPTION OF BUSINESS

     Z-Tel Technologies, Inc. and subsidiaries (“we” or “us”) is a telecommunications services provider. We integrate access to local and long distance telephone networks with proprietary advanced features and operational support systems to provide innovative telecommunications services to consumers, businesses and other communications companies. We were incorporated in Delaware on January 15, 1998.

     We provide both retail and wholesale services. Our principal retail services are Z-LineHOME®, Z-LineBUSINESS® and Touch 1 Long Distance. Z-LineHOME, our flagship offering, is residential local and long distance telephone service, bundled with enhanced services, including the Personal Communications Center, a suite of our proprietary Internet-accessible and voice-activated features. The Personal Communications Center includes voicemail, “Find Me” call forwarding and our recently introduced Personal Voice Assistant, or “PVA,” which utilizes voice-recognition technology so that users can access and use their own secure, online address books with voice commands. We expect that eventually all our enhanced features will be accessed and managed via voice commands so that PVA will supplant the Personal Communications Center. Z-LineBUSINESS is our local, long distance and enhanced communications service designed primarily for small businesses. Touch 1 Long Distance is a residential long distance telephone service. We offer our Z-LineHOME and Z-LineBUSINESS services in forty-seven states. The majority of our customers are primarily in ten states. We offer Touch 1 Long Distance nationwide.

     At the wholesale level, we provide telephone and enhanced communications services and operational support services to other companies for their use in providing telephone and enhanced communications services to their own end-user customers.

2.       BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. The interim unaudited financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2002, included in our Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

RECLASSIFICATION

     Certain amounts in the consolidated statements of operations for the three months ended March 31, 2002 have been reclassified to conform to the presentation for three months ended March 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Element Deliverables. The Issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The Issue also supersedes certain guidance set forth in Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. We intend to adopt this new pronouncement effective July 1, 2003. We are currently evaluating the impact of this interpretation but do not expect adoption to have a material impact on our results of operations, financial position or cash flows.

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not anticipate that this new interpretation will have a material effect on our results of operations or financial position.

     Effective January 1, 2003, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The principal difference between SFAS No. 146 and EITF No. 94-3 relates to SFAS No. 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. There was not impact to our results of operations or financial position as a result of the adoption of this statement.

3.       WHOLESALE SERVICES

     In February 2003, we executed an agreement for the resale of local wireline telecommunications services and provision of ancillary services with Sprint Communications Company L.P. (“Sprint”). Under this agreement, we will provide Sprint access to our web-integrated enhanced communications platform and operational support systems. This contract includes various per minute, per line, and other charges that are being recorded as revenue as earned. We are the primary obligor for expenses under the agreement and therefore, are recording revenues using a gross presentation, consistent with the method used for our agreement with MCI. This method results in all per line, per minute and direct costs reimbursement to be recorded as revenues and the corresponding expenses to be recorded in the appropriate operating expense line. As a result of this treatment, it is important to understand that the direct cost reimbursement has a zero net impact on net income as the amount is recorded in both revenue and expense. It is also important to note that a decrease in revenues related to direct costs reimbursement would not have a negative impact on our statement of operations. This agreement is non-exclusive in nature.

     We are deferring $1.0 million of revenues for pre-contract payments by recognizing this amount ratably over the life of the agreement. Additionally, we received a $1.0 million payment that could potentially be returned to Sprint as a bill credit, over several months, as a stimulus for the achievement of reaching certain line-count thresholds. The stimulus payment would be recorded as revenue only if Sprint does not achieve the required line thresholds upon termination of the contract. As of March 31, 2003, we have recorded the $1.0 million stimulus payment as deferred revenue.

     As of March 31, 2003, under our contract with Sprint, we had approximately $3.4 million of deferred revenue, of which $2.4 million is long-term deferred revenue.

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

     As of March 31, 2003, under our contract with MCI, we had recorded approximately $12.3 million in deferred revenue, of which $5.0 million is long-term deferred revenue. We will recognize the entire amount of unamortized deferred revenue in the period that the contract is terminated. Additionally, we are in discussions to possibly further amend the contract to shorten the term through the remainder of 2003, which would accelerate the recognition of revenue from our current amortization period.

4.       ACCOUNTS RECEIVABLE AGREEMENT

     In July 2000, we entered into an accounts receivable agreement with RFC Capital Corporation, a division of Textron, Inc. (“RFC”), providing for the sale of certain of our accounts receivable to RFC. RFC has agreed to purchase up to $25.0 million of our accounts receivable. This agreement was extended under substantially similar terms in July 2002. The current agreement expires in July 2004. The purchase of the receivables is at the option of RFC and they utilize selection criteria to determine which receivables will be purchased. We sold receivables to RFC at a 28% discount from inception of the agreement through March 2002. Since March of 2002 we have sold our receivables at a discount rate of 19%; this rate is negotiable and may change according to collection experience. The collection percentage for receivables sold to RFC has been approximately 91.5% since the inception of the agreement. We receive an additional payment from RFC for servicing the assets in an amount equal to every dollar collected over the advance rate, less certain fees. The accounts receivable agreement does not have a minimum receivable sales requirement.

     We have sold approximately $21.6 and $37.6 million of receivables to RFC, for net proceeds of approximately $17.1 and $28.1 million, during the three months ended March 31, 2003 and 2002, respectively. A net receivable servicing asset of approximately $1.9 million is included in our accounts receivable balance at March 31, 2003. We recorded costs related to the agreement of approximately $0.2 and $0.3 million for the three months ended March 31, 2003 and 2002, respectively. Included in accounts payable and accrued liabilities are advances for unbilled receivables in the amount of $2.3 million at March 31, 2003. We are responsible for the continued servicing of the receivables sold.

5.       INTANGIBLE ASSETS

     The change in the carrying amount of our major class of intangible assets as a result of our acquisition of Touch 1 in April of 2000 are as follows, as we do not have any intangible assets that will not be amortized:

	March 31, 2003

	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets

Intangible assets subject to amortization:
Customer related intangible assets	$9,145	$5,486	$3,659

     The following table presents current and expected amortization expense of the existing intangible assets for the three months ended March 31, 2003 and for each of the following periods:

Aggregate amortization expense:
For the three months ended March 31, 2002	$457
Expected amortization expense for the remainder of 2003	1,372
Expected amortization expense for the years ending December 31,
2004	1,829
2005	458

     We did not record any impairments for the three months ended March 31, 2003.

6.       PLAN TO REPURCHASE COMMON SOCK

     In March 2003, our Board of Directors authorized the repurchase of up to one million shares of our common stock for a twelve-month period. We have not yet purchased any stock under this plan.

7.       RELATED PARTY

     In February 2003, we received the complete repayment of a loan in the amount of approximately $0.5 million from one of our executive officers that is also a member of our Board of Directors. This promissory note was originally recorded as a reduction to stockholder’s deficit when issued.

8.       COMMITMENTS AND CONTINGENCIES

     We have disputed billings, access and transport charges from certain inter-exchange carriers (“IXCs”) and incumbent local exchange carriers (“ILECs”). We contend that the invoicing and billings of these particular access charges were not in accordance with the interconnection, service level, or tariff agreements entered between us and certain IXCs and ILECs. We have not paid a portion of these disputed amounts and management believes that we will prevail in these disputes. At March 31, 2003, the disputed amounts not recorded in the financial statements were approximately $22.3 million.

     For the customers of our wholesale clients provisioned using our company code, we are the customer of record for the regional bell operating companies’ wholesale billing. It is very likely that the state commissions would require us to continue providing services to wholesale customers for at least a 90-day period, regardless of whether our wholesale customers continue in their respective relationships with their customers.

9.       RESTRUCTURING CHARGES

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

     The restructuring charge includes employee termination expenses, lease abandonment and lease settlement costs. In addition, we agreed to a settlement to exit the two leases for our call centers in North Dakota as of July 1, 2002. We have recorded a lease abandonment charge representing the future lease payments for our New York office as a liability and we are scheduled to make payments through August 2005. All other expenses associated with this restructuring have been paid in full.

     The following table shows the restructuring charges and related accruals recognized under the plan and the effect on our consolidated financial position:

	Employee	Lease	Lease
	Termination	Settlement	Abandonment
	Benefits	Costs	Costs	Total

Balance at January 1, 2002	$—	$—	$—	$—
Plan Charges	913	325	623	1,861
Cash paid	(913)	(325)	(72)	(1,310)

Balance at December 31, 2002	—	—	551	551
Cash paid			(49)	(49)

Balance at March 31, 2003	$—	$—	$502	$502

10.       STOCK-BASED COMPENSATION

     For employee stock options the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” requiring entities to recognize as an expense, over the vesting period, the fair value of the options or utilize the accounting for employee stock options used under Accounting Principles Board (“APB”) Opinion No. 25. We apply the provisions of APB Opinion No. 25 and consequently recognize compensation expense over the vesting period for grants made to employees and directors only if, on the measurement date, the market price of the underlying stock exceeds the exercise price. We provide the pro forma net income and earnings per share disclosures as required under SFAS No. 123 for grants made as if the fair value method defined in SFAS No. 123 had been applied. We recognize expense over the vesting period of the grants made to non-employees utilizing the Black-Scholes stock valuation model to calculate the value of the option on the measurement date.

     Had compensation cost for our stock options granted been determined based on the fair value at the date of grant, consistent with the provisions of SFAS No. 123, our net loss and loss per share of common, would have been increased to the pro forma amounts shown below.

     In accordance with SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of SFAS 123, Accounting for Stock-Based Compensation”, we present the following disclosures:

	Three Months Ended
	March 31,

	2003	2002

Net Loss
As presented	$(7,388)	$(14,525)
As adjusted	(10,548)	(18,243)
Basic and Diluted Net Loss Per Common Share
As presented	$(0.21)	$(0.42)
As adjusted	(0.30)	(0.53)

     These adjusted amounts were determined using the Black-Scholes valuation model with the following key assumptions:

	Three Months Ended
	March 31,

	2003	2002

Discount rate	2.8%	3.1%
Volatility	98.5%	92.6%
Average Option Expected Life	5 years	5 years

     There have been no options that have expired and no payment of dividends on common stock since our inception.

11.       COMPUTATION OF NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Incremental shares of common stock equivalents were not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.

     Net loss per share is calculated as follows:

	Three Months Ended
	March 31,

	2003	2002

Basic and diluted net loss per share:
Net loss	$(3,105)	$(10,607)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(4,237)	(3,872)
Less deemed dividend related to beneficial conversion feature	(46)	(46)

Net loss attributable to common stockholders	$(7,388)	$(14,525)

Weighted average common shares outstanding	35,268,253	34,307,194

Basic and diluted net loss per share	$(0.21)	$(0.42)

     The following table outlines the shares of common stock equivalents that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted net loss per share:

March 31,
2003

Unexercised stock options	12,530,738
Unexercised warrants	8,153,907
Mandatorily redeemable preferred stock convertible into common shares	28,465,218

Total potentially dilutive shares of common stock equivalents	49,149,863

12.       LEGAL AND REGULATORY PROCEEDINGS

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

     The Amended Complaint is based on the allegations that our registration statement on Form S-1, filed with the Securities and Exchange Commission (“SEC”) in connection with the IPO, contained untrue statements of material fact and omitted to state facts necessary to make the statements made not misleading by failing to disclose that the underwriters had received additional, excessive and undisclosed commissions from, and had entered into unlawful tie-in and other arrangements with, certain customers to whom they allocated shares in the IPO. The plaintiffs in the Amended Complaint assert claims against us and the D&Os pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs in the Amended Complaint assert claims against the D&Os pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs seek an undisclosed amount of damages, as well as pre-judgment and post-judgment interest, costs and expenses, including attorneys’ fees, experts’ fees and other costs and disbursements. Initial discovery has begun. We intend to vigorously defend against this lawsuit. Furthermore, we believe we are entitled to indemnification from our underwriters.

     On September 20, 2002 one of our shareholders, Metropolitan Nashville Employee Benefit Board (“Metro Nashville”), filed suit against us alleging that we wrongfully and improperly delayed providing them with a stock certificate and that during the time of such delay our stock price plummeted and they were unable to sell or to take steps to protect the value of their shares. Metro Nashville seeks compensatory damages in excess of $18 million, plus interest, and punitive damages of $18 million. We believe the lawsuit is without merit and intend to vigorously oppose the allegations.

     On August 6, 2002, we filed a complaint against Southwestern Bell Telephone Company (“SWBT”) before the Public Utility Commission of Texas (“PUCT”), requesting that the PUCT enjoin SWBT from disconnecting our access to customers in Texas on the basis of a billing dispute between the parties. The billing dispute centered on whether we owed SWBT certain amounts for alternatively billed service from SWBT retail customers to our retail customers. On August 23, 2002, the PUCT issued, in part, the injunctive relief requested by us, making clear that service not be interrupted. Since that injunction, we and SWBT have been involved in a dispute resolution process over these and other billing disputes between SWBT and affiliates. There is no assurance that these and other disputes with SWBT and affiliates will be resolved without resort to further litigation and potential disruption to service.

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

13.       SEGMENT REPORTING

     We have two reportable operating segments: Retail Services and Wholesale Services. Prior to April 2002 we had only one reportable segment, our retail services segment.

     The retail services segment includes our Z-LineHOME and Z-LineBUSINESS services that offer bundled local and long-distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet and certain personal digital assistants. We offer Z-LineHOME and Z-LineBUSINESS in 47 states. Our customers are concentrated primarily in metropolitan areas in 10 states for both our Z-LineHOME and Z-LineBUSINESS services. This segment also includes our Touch 1 residential long-distance offering that is available nationwide.

     The wholesale services segment allows other telephone companies to offer telephone exchange and enhanced services to residential and small business customers. This service is currently available in 47 states, Sprint and MCI are the primary customers for this offering.

     We evaluate the performance of each business unit based on operating income, exclusive of adjustments for special items. Special items are transactions or events that are included in our reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. It is also important to understand when viewing our segment results that we only record direct expenses in our wholesale services segment and therefore, all employee benefits, occupancy, insurance, and other indirect or overhead related expenses are reflected in the retail services segment. We are in the process of reviewing and possibly adopting a methodology for internal reporting purposes that would allocate these indirect and overhead related expenses to the respective units or possibly separating these expenses from the segments.

     The following summarizes the financial information concerning our reportable segments:

	Three Months ended March 31, 2003			Three Months ended March 31, 2002

	Retail	Wholesale		Retail	Wholesale
	Services	Services	Consolidated	Services	Services	Consolidated

Revenues	$47,315	$12,961	$60,276	$57,269	$—	$57,269
Operating income (loss)	(9,866)	6,586	(3,280)	(10,154)	—	(10,154)
Depreciation and amortization	5,418	609	6,027	5,579	—	5,579
Capital expenditures	2,865	263	3,128	5,475	—	5,475
Identifiable assets	11,420	94,985	106,405	106,711	—	106,711

The following table reconciles segment information to the consolidated financial statements:

Three Months Ended March 31, 2002

Reconciliation of Operating loss:
Consolidated segment operating loss	$(10,154)
Wholesale development costs	(1,018)

Total consolidated operating loss	$(11,172)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with the consolidated financial statements and related notes and other sections of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of various other factors. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, rapid expansion, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, dependence on key personnel, dependence on key wholesale customers, uncertainty of government regulation, legal and regulatory uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement. In addition to these factors, other factors that could affect our financial results are described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2003.

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

CONSOLIDATED RESULTS OF OPERATIONS

     The following is a discussion of significant changes in our results of operations, which occurred in the three months ended March 31, 2003 compared to the same period in the prior year. The following table summarizes the approximate changes in selected operating items and include dollar changes, percentage changes and percentage of revenues to facilitate our discussions that follow.

	For the three months ended		Amount	Percentage
	March 31,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2003	2002	(Unfavorable)	(Unfavorable)	2003	2002

	(In Millions)
Results of Operations:
Revenues	$60.3	$57.3	$3.0	5.2%	100.0%	100.0%

Operating expenses:
Network operations	26.1	27.2	1.1	4.0%	43.3%	47.5%
Sales and marketing	4.5	4.8	0.3	6.3%	7.5%	8.4%
General and administrative	26.9	29.8	2.9	9.7%	44.6%	52.0%
Wholesale development costs	—	1.0	1.0	—%	—%	1.7%
Depreciation and amortization	6.0	5.6	(0.4)	(7.1)%	10.0%	9.8%

Total operating expenses	63.5	68.4	4.9	7.2%	105.3%	119.4%

Operating loss	(3.2)	(11.1)	7.9	71.2%	(5.3)%	(19.4)%

Nonoperating income:
Interest and other income	0.9	1.2	(0.3)	(25.0)%	1.5%	2.1%
Interest and other expense	(0.8)	(0.6)	(0.2)	(33.3)%	(1.3)%	(1.0)%

Total nonoperating income	0.1	0.6	(0.5)	(83.3)%	0.2%	1.1%

Net loss	(3.1)	(10.5)	7.4	70.5%	(5.0)%	(18.3)%
Less mandatorily redeemable convertible preferred stock dividends and accretion	(4.2)	(3.9)	(0.3)	(7.7)%	(7.0)%	(6.8)%
Less deemed dividend related to beneficial conversion feature	(0.1)	(0.1)	—	—%	(0.2)%	(0.2)%

Net loss attributable to common stockholders	$(7.4)	$(14.5)	$7.1	49.0%	(12.2)%	(25.3)%

EBITDA	$2.8	$(5.5)	$8.3	150.9%	4.6%	(9.6)%

Cash Flow Data:
Net cash provide by operating activities	$5.1	$1.1	$4.0	(363.6)%	*	*
Net cash used in investing activities	(3.1)	(5.5)	2.4	(43.6)%	*	*
Net cash used in financing activities	(1.0)	(1.6)	0.6	(37.5)%	*	*

Net increase (decrease) in cash and cash equivalents	$1.0	$(6.0)	$7.0	116.7%	*	*

* Not meaningful

     Revenues. Revenues increased by $3.0 million to $60.3 million for the three months ended March 31, 2003, compared to $57.3 million the prior year. The increase was primarily attributable to our wholesale services, which contributed revenues of $13.0 million in 2003 compared to zero for the same period in the prior year. This was primarily the result of our existing wholesale services contract with MCI and our new contract with Sprint. The revenue from our Z-LineHOME and Z-LineBUSINESS (“Z-Line”) lines decreased by $8.8 million to $44.3 million for 2003, compared to $53.1 million the prior year. Additionally, the decrease in Touch 1 (1+) long distance lines in service contributed an additional decrease of $1.2 million to our 2003 revenues.

     The following table, in millions, provides a summary of our revenues:

	For the Three Months Ended March 31,

Type of Revenues	2003	2002

Z-Line	$44.3	$53.1
Touch 1 (1+) Long Distance Services	3.0	4.2
Wholesale Services	13.0	-0-

Total	$60.3	$57.3

     Our Z-Line accounts made up 73.5% of our total revenues in the first quarter of 2003, compared to 92.7% the prior year. These offerings are currently available in 47 states. We expect Z-Line revenue to continue to increase as a percentage of total retail revenues, relative to our Touch 1 (1+) Long Distance Services, but decrease as an overall percentage of total revenues as we expect growth in our wholesale service business.

     Network Operations. Network operations expense decreased by $1.1 million to $26.1 million for the three months ended March 31, 2003, compared to $27.2 million the prior year. Our network costs as a percentage of revenues, decreased to 43.3% for the three months ended March 31, 2003 compared to 47.5% in the prior year. Our network operations expense primarily consists of fixed and variable transmission expenses for interconnection agreements with ILECs, service level agreements with IXCs, and transmission services based on tariffed arrangements. The decrease in network operation expenses was primarily the result of having an overall lower average number of subscribers in service for the three months ended March 31, 2003 compared to the prior year.

     Sales and Marketing. Sales and marketing expense decreased $0.3 million to $4.5 million for the three months ended March 31, 2003, compared to $4.8 million the prior year. The sales and marketing expense primarily consists of telemarketing, direct mail, brand awareness advertising, independent sales contractors commissions, salaries and benefits paid to employees engaged in sales and marketing activities.

     Although sales and marketing costs were nearly flat, there was a decrease of $1.8 million primarily attributable to the savings from the closing of our telemarketing centers in the second quarter of 2002. The first quarter of 2002 includes this cost compared to no expenses in 2003 for telemarketing centers. These savings were offset by a $2.7 million increase to one-time and recurring commissions paid to independent sales contractors during the first quarter of 2003. These contractors were primarily responsible for the 41,000 line increase to our Z-Lines during the first quarter of 2003. The remaining decrease of $1.0 million was the result of less direct mail, billboard and other advertising costs during 2003 compared to 2002. During the first quarter of 2003, we continued our primary focus toward line growth and began a multi-faceted marketing campaign in Atlanta, Georgia that combined radio, billboard, and television advertising to launch our new service offering, Personal Voice Assistant (“PVA”). In addition to our marketing campaign we also contracted with several independent sales contractors during the latter half of 2002 that largely contributed to our line growth for the first quarter of 2003. We are also planning to increase our focus on growing our Z-LineBUSINESS service offering during 2003. Up until recently we have focused our sales and marketing efforts on residential customers only.

     We expect to continue to focus our sales and marketing efforts to maintain acceptable acquisition costs per subscriber. We expect to increase our advertising levels, grow our independent sales contractors sales force, market new services and increase our partnering opportunities throughout 2003. We will continue to build the overall awareness of our “Z” brand, and explore alliances and ventures with other companies. We expect sales and marketing expense to increase during 2003, over that experienced during 2002, as we use our expected increase in cash flow from our retail and wholesale business to fund sales and marketing efforts in additional metropolitan areas, including our recent expansion into Indianapolis, IN and Nashville, TN, and to attract more small business customers.

     General and Administrative. General and administrative expense decreased $2.9 million to $26.9 million for the three months ended March 31, 2003, compared to $29.8 million the prior year. General and administrative expense primarily consists of employee salaries and benefits, temporary services, bad debt expense, billing and collection costs, occupancy costs, and provisioning costs.

     The decrease in general and administrative expense was primarily attributed to a $4.9 million decrease in bad debt expense. This improvement was off set by a $1.1 million increase to payroll with the remaining increases being spread between head-count related and several other general and administrative expenses. General and administrative expense, as a percentage of total revenue, improved to 44.6% for the three months ended March 31, 2003 compared to 51.1% in the prior year. We anticipate general and administrative expenditures will continue to increase in the future to support our expanding service offerings and our expected increase in retail and wholesale lines during 2003. We will continue to evaluate our operations for efficiencies and our employee staffing requirements as they relate to increased efficiencies or needs to expand or outsource. We expect to continue reductions to our general and administrative expense as a percentage of revenues in 2003. This reduction is necessary for our achievement of profitability and the continued generation of positive cash flow.

     Wholesale development costs. Wholesale development costs were $1.0 million in 2002. We incurred these costs, related to the initiation of our wholesale services offerings, during the first quarter of 2002.

     Depreciation and Amortization. Depreciation and amortization expense increased $0.4 million to $6.0 million for the three months ended March 31, 2003, compared to $5.6 million the prior year. The slight increase in depreciation and amortization is primarily a result of increased capital expenditures during the last two years. We anticipate a flat to slightly increased depreciation and amortization expense during 2003 depending on our requirements to purchase additional computer equipment, switching equipment, furniture and leasehold improvements as a result of our retail line growth, the line growth of our wholesale services clients or the introduction of new services.

     Interest and Other Income. Interest and other income decreased $0.2 million to $1.0 million for the three months ended March 31, 2003, compared to $1.2 million the prior year. Interest and other income consists of interest charged to our Z-Line customers for not paying their bills on-time and income from interest earned from our cash balance. The decrease for 2003 was primarily due to our having fewer average customers in service during the first quarter of 2003 compared to the prior year and our improved subscriber management activities.

     Interest and Other Expense. Interest and other expense decreased $0.3 million to $0.9 million for the three months ended March 31, 2003, compared to $0.6 million the prior year. Our interest expense is a result of late fees for vendor payments, charges related to our RFC Capital Corporation (“RFC”) accounts receivable agreement, capital leases and our debt obligations. The overall decrease in interest expense is a result of increased liquidity that has allowed us to make more timely payments of our network costs while simultaneously reducing our reliance on our RFC accounts receivable agreement. We also have less outstanding term debt obligations, which has contributed to lower interest payments. We anticipate that interest expense will decrease in the near future as we continue to reduce our debt obligations and improve our cash flow. This decrease may be offset to the extent that we are able to borrow money to support growth through new funding sources and to finance any significant capital expenditures necessary to grow our business during 2003. We expect the continued utilization of our RFC accounts receivable agreement during 2003.

     Income Tax Benefit. No provision for federal or state income taxes has been recorded due to the full valuation allowance recorded against the deferred tax asset for the three months ended March 31, 2003 and 2002.

     Net Loss. Our net loss improved $7.4 million to a loss of $3.1 million for the three months ended March 31, 2003, compared to $10.5 million the prior year.

     Net Loss Attributable to Common Stockholders. Our net loss attributable to common stockholders improved $7.1 million to a loss of $7.4 million for the three months ended March 31, 2003, compared to $14.5 million the prior year. This decrease was primarily discussed above, however, the decrease was offset by an increase of $0.3 million for the dividends and accretion of the preferred stock in 2003.

     EBITDA. Many securities analysts use the measure of earnings before deducting interest, income taxes, depreciation and amortization, also commonly referred to as “EBITDA,” as a way of evaluating financial performance. EBITDA is not a measure under GAAP, is not meant to be a replacement for GAAP and should not be considered an alternative to net income as a measure of performance. We have included EBITDA data because it is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results. Our EBITDA improved by $8.3 million to positive $2.8 million for the three months ended March 31, 2003, compared to negative $5.5 million the prior year. We expect to continue to improve our positive EBITDA quarter over quarter during 2003. The generation of positive EBITDA is expected to be driven by increases in subscriber lines, operating efficiencies, and the contribution of existing and new wholesale services and possibly other new service offerings.

     The table below, in thousands, reconciles EBITDA to net loss:

	For the three months ended
	March 31,

	2003	2002

Net loss	$(3,105)	$(10,607)
Nonoperating income	(175)	(565)
Depreciation and amortization	6,027	5,579

EBITDA	$2,747	$(5,593)

RESULTS OF OPERATIONS BY SEGMENT

     Management evaluates the performance of each segment based on operating income, exclusive of adjustments for special items. Special items are transactions or events that are included in our reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. We have broken these special items out at the bottom of this table to reconcile to net loss as reported in our consolidated statement of operations. In addition, when changes in our business affect the comparability of current versus historical results, we will adjust historical operating information to reflect the current business structure.

     The following tables, in millions, present our reportable segments. These tables will facilitate our discussion of our results by segment. It is important to understand that we only record direct expenses in our wholesale services segment, therefore, all employee benefits, occupancy, insurance, and other indirect or overhead related expenses are reflected in the retail services segment. We are in the process of reviewing and possibly adopting a methodology for internal reporting purposes that would allocate these indirect and overhead related expenses to the respective units or possibly separating these expenses from our future segment analysis.

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002

	Retail	Wholesale	Consolidated	Retail	Wholesale	Consolidated
	Services	Services	Results	Services	Services (1)	Results

Revenues	$47.3	$13.0	$60.3	$57.3	$—	$57.3

Operating expenses:
Network operations	22.0	4.1	26.1	27.2	—	27.2
Sales and marketing	4.5	—	4.5	4.8	—	4.8
General and administrative	25.3	1.6	26.9	29.9	—	29.9
Depreciation and amortization	5.4	0.6	6.0	5.6	—	5.6

Total operating expenses	57.2	6.3	63.5	67.5	—	67.5

Segment results	$(9.9)	$6.7	(3.2)	$(10.2)	$—	(10.2)

Reconciling Items:
Interest and other income			0.9			1.2
Interest and other expenses			(0.8)			(0.6)
Wholesale development costs			—			(1.0)

Net loss			$(3.1)			$(10.6)

(1)	We began our wholesale services business in April of 2002. Therefore, there was not a wholesale services line of business in the first quarter of 2002.

Retail Services Segment

     The following table, in millions, provides our retail services segment for the three months ended March 31, 2003 compared to the prior year.

	Retail Services Segment

	For the three months ended		Amount	Percentage
	March 31,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2003	2002	(Unfavorable)	(Unfavorable)	2003	2002

Revenues	$47.3	$57.3	$(10.0)	(17.5)%	100.0%	100.0%

Operating expenses:
Network operations	22.0	27.2	5.2	19.1%	46.5%	47.4%
Sales and marketing	4.5	4.8	0.3	6.3%	9.5%	8.4%
General and administrative	25.3	29.8	4.5	15.1%	53.5%	52.0%
Depreciation and amortization	5.4	5.6	0.2	3.6%	11.4%	9.8%

Total operating expenses	57.2	67.4	10.2	15.1%	120.9%	117.6%

Segment results	$(9.9)	$(10.1)	$0.2	2.0%	(20.9)%	(17.6)%

     Revenues. Revenues decreased by $10.0 million to $47.3 million for the three months ended March 31, 2003, compared to $57.3 million the prior year. The decrease was primarily attributable to a decline in Z-LineHOME subscriber lines in service for the first quarter 2003 compared to the prior year. Our lines in service for the first quarter 2003 increased by 41,000 lines to 244,000 as of March 31, 2003 from 203,000 at December 31, 2002 for average Z-Lines in service of 223,500. This compared to an increase by 32,000 lines to 286,000 as of March 31, 2002 from 254,000 at December 31, 2001 for average Z-Lines in service of 270,00. The decrease in Touch 1 (1+) long distance lines in service contributed an additional decrease of $1.2 million for the three months ended March 31, 2003, compared to the prior year.

     These decreases were the result of focusing our efforts on establishing and growing our wholesale services, launched in 2002, and improving our internal processes rather than growing lines for most of 2002. We changed our primary focus to increasing our line growth for our retail services in the fourth quarter of 2002 and expect to see increases sequentially to revenues during 2003. We expect retail service revenues to grow at a slower rate than our wholesale services revenues, resulting in retail services being a smaller percentage of total consolidated revenues during 2003 compared to 2002, but that retail revenue will still represent the majority of total consolidated revenues during 2003.

     Network Operations. Network operations expense decreased by $5.2 million to $22.0 million for the three months ended March 31, 2003, compared to $27.2 million the prior year. Our gross margin percentage increased to 53.5% for the three months ended March 31, 2003, compared to 52.5% in the prior year. Our network operations expense as a percentage of revenues decreased primarily as a result of decreases in the unbundled network element platform rates we pay to lease lines from the ILECs in the states we are operating and more specifically the rate reduction in New York, our largest market. Other reductions resulted from improvements we have made to internal operations and processes that minimize our network operations costs.

     Sales and Marketing. Sales and marketing expense increased $0.3 million to $4.8 million for the three months ended March 31, 2003, compared to $4.8 million the prior year. Although there was little change in our sales and marketing expense during the first quarter of 2003 compared to the prior year, sequentially we have increased our advertising activity and independent sales contractors programs. We intend to increase our overall marketing activity during 2003 compared to 2002, in an effort to increase lines in service, but the extent of our increase will depend on our overall cash flow as we expect to fund marketing with our increased cash generated from operations.

     General and Administrative. General and administrative expense decreased $4.5 million to $25.3 million for the three months ended March 31, 2003, compared to $29.8 million the prior year. As a percentage of revenues general and administrative expense increased to 53.5% of revenues in 2003 compared to 52.0% in the prior year. The increase was a result of the combined effect of our reduced retail revenue and increases from the non-direct wholesale service expenses. The increase to general and administrative expenses was offset primarily as a result of a $4.9 million decrease in bad debt expense. We reduced our bad debt expense through improved subscriber management procedures. Additionally, in the first quarter of 2003 we reversed a reserve related to a large access customer receivable that made a $2.0 million payment in April 2003. This resulted in a decrease to our bad debt expense by $1.4 million for the three months ended March 31, 2003.

     With our change of focus to line growth, we expect general and administrative expense to decrease as a percentage of revenues as the result of leveraging certain elements of our fixed cost structure, although we expect an increase in total expenses in raw dollars as we incur more charges for incremental costs such as, billing, collection, and headcount related expenses during 2003. Included in the retail services general and administrative expense is all employee benefits, occupancy, insurance, and other indirect or overhead-related expenses, including wholesale service related costs as only direct costs are recorded in our wholesale services segment. We are in the process of reviewing and possibly adopting a methodology for internal reporting purposes that would allocate these indirect and overhead related expenses to the respective segments or possibly separating these expenses from each segment. We expect that our retail services business will grow at a slower rate than our wholesale services during 2003; therefore, we expect retail services to be a smaller percentage of consolidated general and administrative expense during 2003.

     Depreciation and Amortization. Depreciation and amortization expense decreased $0.2 million to $5.4 million for the three months ended March 31, 2003, compared to $5.6 million the prior year. The slight decrease in depreciation and amortization is primarily a result of a small decrease in purchasing of capital assets over the last two years that are applicable to the retail segment. We anticipate depreciation to remain relatively flat during 2003, although we are contemplating various options for new services and innovations to our current services that may require the purchase of additional hardware and software, that could result in a change to our level of depreciation expense.

Wholesale Services Segment

     The 2002 wholesale services segment has no results because our wholesale services did not begin until the second quarter of 2002. The following table, in millions, provides our wholesale services segment for 2003 compared to 2002 to facilitate our discussion of results for our wholesale services segment:

	Wholesale Services Segment

	For the three months ended		Amount	Percentage
	March 31,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2003	2002	(Unfavorable)	(Unfavorable)	2003	2002

Revenues	$13.0	$—	$13.0	100.0%	100.0%	—%

Operating expenses:
Network operations	4.1	—	(4.1)	(100.0)%	31.6%	—%
General and administrative	1.6	—	(1.6)	(100.0)%	12.3%	—%
Depreciation and amortization	0.6	—	(0.6)	(100.0)%	4.6%	—%

Total operating expenses	6.3	—	(6.3)	(100.0)%	48.5%	—%

Segment results	$6.7	$—	$6.7	100.0%	51.5%	—%

     Revenues. Revenues were $13.0 million or 21.6% of consolidated revenues for the three months ended March 31, 2003. We derived $11.2 and $1.6 million of our revenues from our wholesale contracts with MCI and Sprint, respectively. We signed our wholesale services agreement with Sprint in February of 2003. We expect the revenues from MCI to decrease considerably for the remainder of 2003 as MCI is actively migrating customers from our systems. We recognize the possibility of contract termination, however, we expect that Sprint should make up for any shortfall in revenues should MCI terminate their contract. In addition, our business development group is actively pursuing other potential wholesale partners and working to develop new wholesale services. We expect wholesale services to become a larger percentage of overall revenues during 2003.

     Network Operations. Network operations expense was $4.1 million or 15.7% of consolidated network operations expense. We expect this expense to vary depending on each individual wholesale contract. We incur these expenses in leasing unbundled network elements from the ILECs. We use these elements in providing our telephone exchange services to our wholesale customers. Certain wholesale customers may not utilize this service or may only use this service for a period of time under the contract. Therefore, it is difficult to anticipate the change to this expense during 2003.

     General and Administrative. General and administrative expense was $1.6 million or 5.9% of consolidated segment general and administrative expense for the three months ended March 31, 2003. The significant components of this expense mirror our consolidated expenses, however, we only record the direct expenses associated with our wholesale services. Therefore, we have not allocated any indirect or overhead expenses such as employee benefits, occupancy, insurance or other similar expenses to the wholesale services segment. These expenses are all currently included in the retail services segment.

     We expect general and administrative expense to increase in total dollars and as a percentage of our consolidated expenses. We began to increase headcount during the first quarter of 2003 to address the expected increase in wholesale services and we also will begin to outsource certain functions currently handled internally during the second quarter of 2003 to mange the anticipated growth of our wholesale services in an effort to limit our cost exposure. We are receiving pre-prepayments from MCI and have just begun our wholesale services for Sprint and have not recorded any bad debt for wholesale services. We will continue to monitor our wholesale services and determine the appropriate bad debt methodology based on each individual wholesale contract.

     Depreciation and Amortization. Depreciation and amortization expense was $0.6 million or 10.0% of consolidated depreciation and amortization. Although we do not expect significant increases in our total capital expenditures during 2003 we may have an increase in capital expenditures for our wholesale services compared to retail services, which would lead to an increased percentage of our consolidated depreciation expense being attributable to wholesale services. We are also contemplating new wholesale service offerings and additional clients that may require additional capital expenditures that would also contribute to higher depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

     The competitive local telecommunications service business is traditionally considered to be a capital intensive business owing to the significant investments required in building fiber optic communication networks and the colocation of switching and transmission equipment in incumbent local exchange carriers’ central offices. Although we will continue to make capital expenditures, we do not expect that the growth of our business will require the levels of capital investment in fiber optics and switches that existed in historical telecommunications facilities-based models. Instead, we will devote significant amounts of our capital resources to continued operations, software development, new service offerings and marketing efforts that we have designed to achieve penetration of our target markets.

     We have incurred accumulated losses since our inception as a result of developing our business, research and development, building and maintaining network infrastructure and technology, sales and promotion of our services, and administrative expenditures. As of March 31, 2003, we had an accumulated deficit of $305.9 million and $17.1 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, a sale-leaseback credit facility, sales of accounts receivable and an initial public offering that raised net proceeds of $109.1 million. We intend to continue building our organization in anticipation of future growth and believe that our operating expenditures will also continue to increase.

     Net cash provided by operating activities improved by $4.0 million to $5.1 million for the three months ended March 31, 2003, compared to $1.1 million the prior year. The improvement resulted from our overall improvement to net loss and our overall financial condition.

     Included in our net cash operating activities was the sale of $21.6 and $37.6 million of receivables, for net proceeds of $17.1 and $28.1 million, for the three months ended March 31, 2003 and 2002, respectively. A net receivable servicing asset of $1.9 and $14.6 million is included in accounts receivable and $2.3 and $4.2 million of advances on unbilled receivables are included in accounts payable and accrued liabilities as of March 31, 2003 and 2002, respectively. The costs relating to the RFC receivable financing agreement of $0.2 and $0.3 million is included in interest and other expense for three months ended March 31, 2003 and 2002, respectively.

     Our net cash used in investing activities improved by $2.4 million to $3.1 million for the three months ended March 31, 2003 compared to $5.5 million the prior year. The improvement was fully attributed to the purchasing of less property and equipment during 2003. We expect to maintain similar levels of purchases of property and equipment, but may invest in additional resources if additional cash is available as a result of our improved operating activities.

     Our net cash used in financing activities decreased by $0.6 million to $1.0 million for the three months ended March 31, 2003 compared to $1.6 million the prior year. This decrease is primarily a result of receiving the repayment of $0.5 million from an executive who is also a member of the board of directors in fulfillment of a note for the issuance of common stock. We expect to maintain a low amount of long-term debt although if appropriate terms became available to obtain a more traditional loan we would likely replace our existing accounts receivable agreement. Our existing debt is primarily with a related party, with fixed interest that is payable in monthly installments.

     In January 2002, we entered into an agreement with a company that provided us with software to automate the processing, auditing, dispute tracking, management reporting and various other functions with respect to our ILEC and long-distance network costs. In addition to the set-up and implementation fees, under this agreement, we have committed to minimum cash payments of $0.6 million for 2003. In accordance with the contract we make monthly payments based on a schedule that correlates to net monthly carrier invoice volume. We made payments under this agreement totaling $0.2 million for the three months ended March 31, 2003 and 2002.

     On August 6, 2002, we filed a complaint against Southwestern Bell Telephone Company (“SWBT”) before the Public Utility Commission of Texas (“PUCT”), requesting that the PUCT enjoin SWBT from disconnecting our access to customers in Texas on the basis of a billing dispute between the parties. The billing dispute centered on whether we owed SWBT certain amounts for collect calls from SWBT retail customers to our retail customers. On August 23, 2002, the PUCT issued, in part, the injunctive relief requested by us, making clear that service not be interrupted. Since that injunction, we and SWBT have been involved in a dispute resolution process over these and other billing disputes between SWBT and affiliates. There is no assurance that these and other disputes with SWBT and affiliates will be resolved without resorting to further litigation and potential disruption to service. We believe that it is reasonably possible that the outcome of this litigation could be between $0.2 and $0.8 million from a cash perspective but will not have a material impact on our results of operations once settled.

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

     In February 2003, we executed an agreement for the resale of local wireline telecommunications services and provision of ancillary services with Sprint Communications Company L.P. (“Sprint”). Under this agreement, we will provide Sprint access to our web-integrated enhanced communications platform and operational support systems. This contract includes various per minute, per line, and other charges that are being recorded as revenue as earned. We are the primary obligor for expenses under the agreement and therefore, are recording revenues using a gross presentation, consistent with the method used for our agreement with MCI. This method results in all per line, per minute and direct costs reimbursement to be recorded as revenues and the corresponding expenses to be recorded in the appropriate operating expense line. As a result of this treatment, it is important to understand that the direct cost reimbursement has a zero net impact on net income as the amount is recorded in both revenue and expense. It is also important to note that a decrease in revenues related to direct costs reimbursement would not have a negative impact on our statement of operations. This agreement is non-exclusive in nature.

     We are deferring $1.0 million of revenues for pre-contract payments by recognizing this amount ratably over the life of the agreement. Additionally, we received a $1.0 million payment that could potentially be returned to Sprint as a bill credit, over several months, as a stimulus for the achievement of reaching certain line-count thresholds. The stimulus payment would be recorded as revenue only if Sprint does not achieve the required line thresholds upon termination of the contract. As of March 31, 2003, we have recorded the $1.0 million stimulus payment as deferred revenue.

     As of March 31, 2003, under our contract with Sprint, we had approximately $3.4 million of deferred revenue, of which $2.4 million is long-term deferred revenue.

     On November 1, 2002 we significantly amended the terms or our agreement with MCI. This amendment was made as a result of MCI’s bankruptcy filing on July 21, 2002. The significant financial changes in this amendment are the elimination of the $50 million limited-term technology license fee, increases to various fees calculated on a per minute and per line basis, certain additional fees for services provided, elimination of exclusivity clauses, a reduction to the monthly minimum payments and forgiveness of certain amounts to be repaid to MCI. Amounts received in advance of revenues being earned are now being amortized through December 31, 2004, the amended termination date of the agreement. The amended agreement is cancelable by MCI without cause on or after April 1, 2003, given at least 90 days written notice to us.

     As of March 31, 2003, under our contract with MCI, we had recorded approximately $12.3 million in deferred revenue, of which $5.0 million is long-term deferred revenue. We will recognize the entire amount of unamortized deferred revenue in the period that the contract is terminated. Additionally, we are in discussions to possibly further amend the contract to shorten the term through the remainder of 2003, which would accelerate the recognition of revenue from our current amortization period.

     In March 2003, our Board of Directors authorized the repurchase of up to one million shares of our common stock over the next twelve months. We have not yet purchased any stock under this plan.

     Our short-term liquidity relies heavily upon our accounts receivable agreement, cash provided from operations, cash management strategies, and if needed, our ability to reduce certain discretionary capital and marketing expenses costs and growth of our retail and wholesale services. We have improved our cash flows during the last three quarters to generate positive cash flows not only from operating activities but an overall increase to total cash. Our net cash position has improved and we expect this trend to continue during the course of 2003. We are aware of the risks, discussed throughout this document, of not achieving our goals and the potential impact thereof on our liquidity.

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

     We will make investments in sales and marketing to build our overall “Z” brand, build strategic partnerships, and develop new service offerings in an attempt to attract new customers. We will focus on what we expect to be attractive distribution channels that are expected to achieve cost effective acquisition costs per subscriber.

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

     Within 90 days prior to the filing of this report, management carried out an evaluation, under the supervision of our Chief Executive Officer, D. Gregory Smith, and Chief Financial Officer, Horace J. Davis, III, of the effectiveness of the design and operation of the our disclosure controls and procedures. Based upon that evaluation, Mr. Smith and Mr. Davis concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized, and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with its SEC disclosure obligations.

CHANGES IN CONTROLS AND PROCEDURES

     There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

PART II

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following amendments to our series D, E and G preferred stock allow us to repurchase common shares without violating restrictive covenants contained in the preferred designations.

Amendment to Series D Preferred Stock

     The Corporation’s Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions, Series D Convertible Preferred Stock, was amended, effective March 13, 2003, by inserting the following provision as Section 2(e):

     (e)       Notwithstanding anything in this Certificate of Designation to the contrary, the Corporation may during any twelve month period redeem, purchase or otherwise acquire for consideration not more than 1,000,000 shares of the Common Stock.

     The foregoing amendment was approved by written consent of holders representing 3,246,773 of the Series D Preferred shares pursuant to Section 228 of the Delaware General Corporation Law.

Amendment to Series E Preferred Stock

     The Corporation’s Amended and Restated Certificate of Designation of 8% Convertible Preferred Stock, Series E, was amended, effective March 13, 2003, by removing Section 4(b) in its entirety and inserting in lieu thereof the following:

     (b)       No Redemption. Whenever dividends payable on shares of Series E Preferred as provided in Section 2(a) are not paid in full in cash, at such time and thereafter until all unpaid dividends payable, whether or not declared, on the outstanding shares of Series E Preferred shall have been paid in full in cash or declared and set apart in cash for payment, or whenever the Corporation shall not have converted or exchanged shares of Series E Preferred at a time required by Section 8 or 10, at such time and thereafter until all conversion and exchange obligations provided in section 8 or 10 that have come due shall have been satisfied, the Corporation shall not redeem, purchase or otherwise acquire for consideration any shares of Junior Stock or Parity Stock; provided, however, that (A) the Corporation may accept shares of any Senior Stock, Parity Stock or Junior Stock for conversion into Junior Stock, (B) the Corporation may at any time redeem, purchase or otherwise acquire shares of any Parity Stock pursuant to any mandatory redemption, put, sinking fund or similar obligation contained in such Parity Stock, pro rata with the Series E Preferred in proportion to the total amount then required to be applied by the Corporation to redeem, repurchase, convert, exchange or otherwise acquire shares of Series E Preferred and shares of such Parity Stock, and (C) the Corporation may during any twelve month period redeem, purchase or otherwise acquire for consideration not more than 1,000,000 shares of the Common Stock.

     The foregoing amendment was approved by written consent of the sole holder of all of the Series G Preferred shares pursuant to Section 228 of the Delaware General Corporation Law.

Amendment to Series G Preferred Stock

     The Corporation’s Certificate of Designation of 12% Junior Redeemable Convertible Preferred Stock, Series G, has was amended, effective March 13, 2003, by removing Section 4(b) in its entirety and inserting in lieu thereof the following:

        (b)       No Redemption. Whenever dividends payable on shares of Series G Preferred as provided in Section 2(a) are not paid in full in cash (whether or not such payment is permitted by the terms hereof), at such time and thereafter until all unpaid dividends payable, whether or not declared, on the outstanding shares of Series G Preferred shall have been paid in full in cash or declared and set apart in cash for payment, or whenever the Corporation shall not have converted or exchanged shares of Series G Preferred at a time required by Section 8 or 10, at such time and thereafter until all conversion and exchange obligations provided in section 8 or 10 that have come due shall have been satisfied, the Corporation shall not redeem, purchase or otherwise acquire for consideration any shares of Junior Stock or Parity Stock; provided, however, that (A) the Corporation may accept shares of any Parity Stock or Junior Stock for conversion into Junior Stock, (B) the Corporation may at any time redeem, purchase or otherwise acquire shares of any Parity Stock pursuant to any mandatory redemption, put, sinking fund or similar obligation contained in such Parity Stock, pro rata with the Series G Preferred in proportion to the total amount then required to be applied by the Corporation to redeem, repurchase, convert, exchange or otherwise acquire shares of Series G Preferred and shares of such Parity Stock and (C) the Corporation may during any twelve month period.

     The foregoing amendment was approved by written consent of holders representing 173.5 of the Series G Preferred shares pursuant to Section 228 of the Delaware General Corporation Law.

ITEM 6.       EXHIBITS, AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Z-Tel, as amended(A)*

3.2	Amended and Restated Bylaws of Z-Tel(B)*

4.1	Form of Common Stock Certificate(B)*

4.2	See Exhibits 3.1 and 3.2 of this report for provisions of the Amended and Restated Certificate of Incorporation, as amended, and our Bylaws defining rights of security holders

4.3	Stock Purchase Agreement, dated July 6, 2000, by and between us and the various purchasers of our Series D Convertible Preferred Stock(C)*

4.4	Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions relating to our Series D Convertible Preferred Stock, as amended March 13, 2003(C)* See amendment at Exhibit 4.20 for the amendment

4.5	Form of Registration Rights Agreement by and between us and each of the purchasers of our Series D Convertible Preferred Stock(C)*

4.6	Form of Warrant for the purchase of shares of our common stock by each of the purchasers of our Series D Convertible Preferred Stock(C)*

4.7	Stock and Warrant Purchase Agreement, dated October 19, 2000, by and among us and The 1818 Fund III, L.P.(D)*

4.8	Certificate of Designation of 8% Convertible Preferred Stock, Series E, Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of such preferred shares, as amended March 13, 2003(A)* See amendment at Exhibit 4.21. of this report

4.9	Registration Rights Agreement between and among us and The 1818 Fund III, L.P.(D)*

4.10	Warrant issued to The 1818 Fund III, L.P. for the purchase of shares of our common stock(D)*

4.11	Certificate of Designation of Series F Junior Participating Preferred Stock(E)*

4.12	Rights Agreement dated as of February 19, 2001 between us and American Stock Transfer Trust Company, as Rights Agent, as amended July 2, 2001(E)*

4.13	Stock and Warrant Purchase Agreement, dated as of July 2, 2001, by and between us, D. Gregory Smith, and others(F)*

4.14	Warrant for the Purchase of Shares of Common Stock of Z-Tel, dated as of July 2, 2001(G)*

4.15	Certificate of Designation for the Series G Preferred Stock, as amended March 13, 2003(H)* See amendment at Exhibit 4.22. of this report

4.16	Backup Purchase Agreement, dated as of July 2, 2001, by and among Z-Tel Communications, Inc., a Delaware corporation andour wholly owned subsidiary, Touch 1 Communications, Inc., an Alabama corporation and our wholly owned subsidiary, D. Gregory Smith and others(I)*

4.17	Additional Investor Registration Rights Agreement, dated as of July 2, 2001, between Z-Tel, D. Gregory Smith and others(J)*

4.18	Voting Agreement, dated as of June 29, 2001, between us and certain of our stockholders(K)*

4.19	Employee Stock Restriction Agreement, dated September 1, 1999, by and between us and D. Gregory Smith(L)*

4.20	Amendment, effective March 13, 2003, to Certificate of Designations of the Series D Convertible Preferred Stock

4.21	Amendment, effective March 13, 2003, to Certificate of Designation of the Series E Convertible Preferred Stock

4.22	Amendment, effective March 13, 2003, to Certificate of Designation of the Series G Preferred Stock

10.2.1	1998 Equity Participation Plan(B)*

10.2.2	2000 Equity Participation Plan(M)*

10.3	Employment Agreement of D. Gregory Smith, dated July 30, 2002(N)*

10.4	Receivables Sales Agreement dated as of July 27, 2000 by and between Z-Tel Communications, Inc., as seller and subservicer, Touch 1 Communications, Inc., as seller and subservicer, and RFC Capital Corporation, as purchaser(O)*

10.5	Form of Indemnification Agreement for our executive officers and directors(E)*

10.6	Employment Agreement of Ned Dumas Garrett, dated August 14, 2002(N)*

10.7	Employment Agreement of J. Bryan Bunting, dated August 14, 2002(N)*

10.8	Employment Agreement of Charles W. McDonough, dated August 14, 2002(N)*

10.9	Employment Agreement of Robert A. Curtis, dated July 30, 2002(N)*

10.10	Promissory Note, dated May 11, 1999, between Touch 1 Communications, Inc. and Corman Elegre Capital(D)* 10.11Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. and William F. Corman (First Revocable Trust)(D)*

10.12	Promissory Note, dated September 10, 1999, from Touch 1Communications, Inc. and James F. Corman(D)*

10.13	Agreement for Wholesale Telephone Exchange Services, Z-Node Services, Ancillary Services and Technology License, dated March 20, 2002, between Z-Tel Communications, Inc. and MCI WORLDCOM Communications, Inc.(P)*

99.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

99.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

*

(A)	Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 13, 2001.

(B)	Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

(C)	Incorporated by reference to the correspondingly numbered exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed on August 14, 2000.

(D)	Incorporated by reference to the correspondingly numbered exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed on November 14, 2000.

(E)	Incorporated by reference to the correspondingly numbered exhibits to our Annual Report on Form 10-K for the annual period ended December 31, 2000, filed on March 30, 2001.

(F)	Incorporated by reference to Exhibit 1 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

(G)	Incorporated by reference to Exhibit 2 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

(H)	Incorporated by reference to Exhibit 3 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

(I)	Incorporated by reference to Exhibit 4 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

(J)	Incorporated by reference to Exhibit 5 to the Schedule 13D filed July 24, 2001 with respect to our common stock by, among other persons, D. Gregory Smith.

(K)	Incorporated by reference to Exhibit 5 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

(L)	Incorporated by reference to Exhibit 7 to the Schedule 13D filed July 24, 2001 with respect to our common stock by, among other persons, D. Gregory Smith.

(M)	Incorporated by reference to Appendix B to our Preliminary Proxy Statement filed on April 14, 2000, with the following amendment effective May 31, 2001:

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

(N)	Incorporated by reference to the correspondingly numbered exhibits to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, filed on November 14, 2002.

(O)	Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed on August 14, 2000, as amended extending the agreement until July 27, 2004.

(P)	Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, filed on May 15, 2002

(b)	Reports on Form 8-K

On February 12, 2003, we furnished a Form 8-K to disclose the execution of our wholesale agreement with Sprint.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 15th day of May 2003.

Z-TEL TECHNOLOGIES, INC
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

Date: May 15, 2003
/s/ D. GREGORY SMITH

D. Gregory Smith
Chief Executive Officer

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

Date:	May 15, 2003
/s/ HORACE J. DAVIS III

Horace J. Davis
Chief Financial Officer