Form 10-Q
period 2003-06-30
Z TEL TECHNOLOGIES INC
filed 2003-08-14
CIK 1096509

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

COMMISSION FILE NUMBER: 000-28467

Z-TEL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	59-3501119 (I.R.S. Employer Identification Number)

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

Yes ☒ No ☐

     The number of shares of the Registrant’s Common Stock outstanding as of August 11, 2003 was approximately 35,344,534.

Z-Tel Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$14,204	$16,037
Accounts receivable, net of allowance for doubtful accounts of $16,445 and $17,401	33,946	26,749
Prepaid expenses and other current assets	4,811	5,741

Total current assets	52,961	48,527
Property and equipment, net	42,989	48,320
Intangible assets, net	3,201	4,116
Other assets	5,750	5,748

Total assets	$104,901	$106,711

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$50,490	$51,771
Deferred revenue	20,646	10,172
Current portion of long-term debt and capital lease obligations	5,857	5,964

Total current liabilities	76,993	67,907
Long- term deferred revenue	6,616	6,277
Long-term debt and capital lease obligations	1,532	4,180

Total liabilities	85,141	78,364

Mandatorily redeemable convertible preferred stock, $.01 par value; 50,000,000 shares authorized; 8,855,089 issued; 8,800,922 and 8,855,089 outstanding (aggregate liquidation value of $151,603 and $145,503)	136,132	127,631

Commitments and contingencies (Note 8)
Stockholders’ deficit:
Common stock, $.01 par value; 150,000,000 shares authorized; 35,684,918 and 35,609,803 shares issued; 35,343,368 and 35,268,253 outstanding	357	356
Notes receivable from stockholders	(1,120)	(1,589)
Additional paid-in capital	196,645	205,090
Accumulated deficit	(311,866)	(302,753)
Treasury stock, 341,550 shares at cost	(388)	(388)

Total stockholders’ deficit	(116,372)	(99,284)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ deficit	$104,901	$106,711

The accompanying notes are an integral part of these consolidated financial statements.

Z-Tel Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three Months ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues	$69,875	$62,224	$130,151	$119,493

Operating expenses:
Network operations	30,899	18,046	57,028	46,065
Sales and marketing	6,617	2,480	11,111	7,034
General and administrative	31,944	31,367	58,850	60,639
Asset impairment charge	—	1,129	—	1,129
Wholesale development costs	—	—	—	1,018
Restructuring charge	—	1,861	—	1,861
Depreciation and amortization	6,002	6,003	12,029	11,582

Total operating expenses	75,462	60,886	139,018	129,328

Operating income (loss)	(5,587)	1,338	(8,867)	(9,835)

Nonoperating income (expense):
Interest and other income	239	307	1,164	1,484
Interest and other expense	(660)	(1,386)	(1,410)	(1,997)

Total nonoperating expense	(421)	(1,079)	(246)	(513)

Net income (loss)	(6,008)	259	(9,113)	(10,348)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(4,667)	(3,937)	(8,904)	(7,809)
Less deemed dividend related to beneficial conversion feature	(46)	(46)	(92)	(92)

Net loss attributable to common stockholders	$(10,721)	$(3,724)	$(18,109)	$(18,249)

Weighted average common shares outstanding	35,305,448	35,074,936	35,286,953	34,693,186

Basic and diluted net loss per share	$(0.30)	$(0.11)	$(0.51)	$(0.53)

The accompanying notes are an integral part of these consolidated financial statements.

Z-Tel Technologies, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except share data)
(Unaudited)

	Common Stock		Notes Receivable	Additional			Total
			from	Paid-In	Accumulated	Treasury	Stockholders'
	Shares	Par Value	Stockholders	Capital	Deficit	Stock	Deficit

Balance, December 31, 2002	35,268,253	$356	$(1,589)	$205,090	$(302,753)	$(388)	$(99,284)
Exercise of stock options	42,926	1		59			60
Exercise of warrants	25,714	—					—
Conversion of mandatorily redeemable convertible preferred stock to common	6,475	—		58			58
Repayment of notes receivable			469				469
Mandatorily redeemable convertible preferred stock dividends and accretion				(8,562)			(8,562)
Net loss					(9,113)		(9,113)

Balance, June 30, 2003	35,343,368	$357	$(1,120)	$196,645	$(311,866)	$(388)	$(116,372)

The accompanying notes are an integral part of these consolidated financial statements.

Z-Tel Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(9,113)	$(10,348)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,029	11,582
Provision for bad debts	6,268	11,479
Asset impairment charge	—	1,129
Expense charged for granting of stock options	—	151
Change in operating assets and liabilities:
Increase in accounts receivable	(13,465)	(13,437)
(Increase) decrease in prepaid expenses	930	(138)
Increase in other assets	(29)	(122)
Decrease in accounts payable and accrued liabilities	(1,284)	(2,760)
Increase in deferred revenue	10,813	7,246

Total adjustments	15,262	15,130

Net cash provided by operating activities	6,149	4,782

Cash flows from investing activities:
Purchases of property and equipment	(5,783)	(11,769)
Principal repayments received on notes receivable	27	—

Net cash used in investing activities	(5,756)	(11,769)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(2,755)	(2,793)
Principal repayments received on notes receivable issued for stock	469	—
Proceeds from exercise of stock options and warrants	60	1

Net cash used in financing activities	(2,226)	(2,792)

Net decrease in cash and cash equivalents	(1,833)	(9,779)
Cash and cash equivalents, beginning of period	16,037	18,892

Cash and cash equivalents, end of period	$14,204	$9,113

The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(ALL TABLES ARE IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1. NATURE OF BUSINESS

DESCRIPTION OF BUSINESS

     Z-Tel Technologies, Inc. and subsidiaries (“we” or “us”) is a telecommunications services provider incorporated in Delaware on January 15, 1998. We integrate access to local and long distance telephone networks with proprietary advanced features and operational support systems to provide innovative telecommunications services to consumers, businesses and other communications companies. We provide both retail and wholesale services.

     Our principal retail services are Z-LineHOME®, Z-LineBUSINESS® and Touch 1 Long Distance. Z-LineHOME and Z-LineBUSINESS are residential and business versions, respectively, of our flagship offering, the Z-Line®. The Z-Line is local telephone service, typically bundled with long distance and enhanced features, including a suite of our proprietary Internet-accessible and voice-activated functions. Z-Line’s enhanced features include voicemail, “Find Me” call forwarding and our recently introduced Personal Voice Assistant, or “PVA,” which utilizes voice-recognition technology so that users can access a secure, online address book from any phone using simple voice commands in order to send voice emails, find contact information and dial numbers, among other things.

     We offer our Z-LineHOME and Z-LineBUSINESS services in forty-seven states. Z-LineBUSINESS is particularly suited to businesses having multiple, geographically diverse locations. With us, these multi-location businesses deal with a single telephone company instead of a myriad of local phone companies. The majority of our Z-Line customers are in ten states.

     Touch 1 Long Distance is a residential long distance telephone service. We gained nearly all these customers in our acquisition of Touch 1 Communications, Inc. in 2000. We offer Touch 1 Long Distance nationwide, but we do not actively market this service.

     At the wholesale level, we provide telephone and enhanced communications services and operational support services to other companies for their use in providing telephone and enhanced communications services to their own end-user customers.

2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. The interim unaudited financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2002, included in our Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

RECLASSIFICATION

     Certain amounts in the consolidated statements of operations for the three and six months ended June 30, 2002 have been reclassified to conform to the presentation for three and six months ended June 30, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” The Issue addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. The Issue also supersedes certain guidance set forth in Staff Accounting Bulletin No. 101 (“SAB 101”),

Revenue Recognition in Financial Statements. The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. We adopted this new pronouncement effective July 1, 2003.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for our quarter beginning July 1, 2003. This new pronouncement will have an impact on our financial position, specifically the classification of our mandatorily redeemable convertible preferred stock, and we are in the process of assessing the impact.

     In June 2003, the FASB issued SFAS 149, “An Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company will adopt SFAS 149 in the third quarter of 2003 and is currently evaluating the effect, if any, that its adoption will have on its consolidated financial statements.

3. WHOLESALE SERVICES

     In February 2003, we executed an agreement allowing the resale of our local wireline telecommunications services and provision of ancillary services with Sprint Communications Company L.P. (“Sprint”). Under this agreement, we will provide Sprint access to our web-integrated, enhanced communications platform and operational support systems. This contract includes various per minute, per line, and other charges that are being recorded as revenue as earned. We are the primary obligor for expenses under the agreement and therefore, are recording revenues using a gross presentation, consistent with the method used for our wholesale services agreement with MCI. This method results in all per line, per minute and certain direct costs being recorded as revenues and the corresponding expenses recorded in the appropriate operating expense line. As a result of this treatment, increases or decreases in pricing or volume that include direct costs would have no impact on net income as the amount is recorded in an equivalent amount in both revenue and expense. Our wholesale services agreement with Sprint is non-exclusive in nature.

     We are deferring $1.0 million of revenues for pre-contract payments by recognizing this amount ratably over the life of the agreement. Additionally, we received a $1.0 million payment that could potentially be returned to Sprint as a bill credit, over several months, as a stimulus for the achievement of reaching certain line-count thresholds. The stimulus payment would be recorded as revenue only if Sprint does not achieve the required line thresholds upon termination of the contract. As of June 30, 2003, we have recorded the $1.0 million stimulus payment as long-term deferred revenue.

     As of June 30, 2003, under our contract with Sprint, we had approximately $9.7 million of deferred revenue, of which $2.3 million is long-term deferred revenue.

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

     As of June 30, 2003, under our contract with MCI, we had recorded approximately $9.6 million in deferred revenue, of which $4.3 million is long-term deferred revenue. This deferred revenue is being recognized over the term of the agreement and may be recognized earlier if the agreement is terminated before its stated termination date.

4. ACCOUNTS RECEIVABLE AGREEMENT

     In July 2000, we entered into an accounts receivable agreement with RFC Capital Corporation, a division of Textron, Inc. (“RFC”), providing for the sale of certain of our accounts receivable to RFC. RFC has agreed to purchase up to $25.0 million of our accounts receivable. This agreement was extended for one year under substantially similar terms in July 2003. The current agreement expires in July 2004. The purchase of the receivables is at the option of RFC and they utilize selection criteria to determine which receivables will be purchased. We sold receivables to RFC at a 28% discount from inception of the agreement through March 2002. Since March of 2002 we have sold our receivables at a discount rate of 19%; this rate is negotiable and may change according to collection experience. The collection percentage for receivables sold to RFC has been approximately 92% since the inception of the agreement. We receive an additional payment from RFC for servicing the assets in an amount equal to every dollar collected over the advance rate, less certain fees. The accounts receivable agreement does not have a minimum receivable sales requirement.

     We sold approximately $51.5 and $74.5 million of receivables to RFC, for net proceeds of approximately $41.7 and $58.0 million, during the six months ended June 30, 2003 and 2002, respectively. A net receivable servicing asset of approximately $10.3 million is included in our accounts receivable balance at June 30, 2003. We recorded costs related to the agreement of approximately $0.2 and $0.4 million for the three months ended June 30, 2003 and 2002, respectively, and $0.4 and $0.7 million for the six months ended June 30, 2003 and 2002, respectively. Included in accounts payable and accrued liabilities are advances for unbilled receivables in the amount of $1.0 million at June 30, 2003. We are responsible for the continued servicing of the receivables sold.

5. INTANGIBLE ASSETS

     The change in the carrying amount of our major class of intangible assets (as a result of our acquisition of Touch 1 in April of 2000) are as follows, as we do not have any intangible assets that will not be amortized:

	June 30, 2003

	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets

Intangible assets subject to amortization:
Customer related intangible assets	$9,145	$5,944	$3,201

     The following table presents current and expected amortization expense of the existing intangible assets for the six months ended June 30, 2003 and for each of the following periods:

Aggregate amortization expense:
For the six months ended June 30, 2003	$915
Expected amortization expense for the remainder of 2003	915
Expected amortization expense for the years ending December 31,
2004	$1,830
2005	456

     We did not record any impairment for the three or six months ended June 30, 2003.

6. PLAN TO REPURCHASE COMMON SOCK

     In March 2003, our Board of Directors authorized the repurchase of up to one million shares of our common stock for a twelve-month period. We have not purchased any stock under this plan.

7. RELATED PARTY

     In February 2003, we received the complete repayment of a loan in the amount of approximately $0.5 million from one of our executive officers that is also a member of our Board of Directors. This promissory note was originally recorded as a reduction to stockholder’s deficit when issued.

8. COMMITMENTS AND CONTINGENCIES

     We have disputed billings, access and transport charges from certain inter-exchange carriers (“IXCs”) and incumbent local exchange carriers (“ILECs”). We contend that the invoicing and billings of these particular access charges were not in accordance with the interconnection, service level, or tariff agreements entered between us and certain parties. We have not paid the majority of these disputed amounts. We do not expense amounts where, in our judgment we expect the dispute will be resolved in our favor. At June 30, 2003, we had total disputes of approximately $19.7 million, of which approximately $5.5 million have been recorded as an expense in our statement of operations.

     For the customers of our wholesale clients provisioned using our company code, we are the customer of record for the regional bell operating companies’ wholesale billing. If one of our wholesale customers would default on ILEC payments, become insolvent, or file bankruptcy it is very likely that the state commissions would require us to continue providing services to the end user of our wholesale client for at least a 90-day period.

9. RESTRUCTURING CHARGES

     In April of 2002, we approved and implemented a restructuring to enhance our future cash flows and operating earnings. The restructuring included a reduction of force coupled with the closure of our North Dakota call centers and our New York sales office. In accordance with EITF 94-3 the restructuring costs were recognized as liabilities at the time management committed us to the plan. Management determined that these costs provided no future economic benefit to us.

     The restructuring charge included employee termination expenses, lease abandonment expenses and lease settlement costs. In addition, we agreed to a settlement to exit the two leases for our call centers in North Dakota as of July 1, 2002. We have recorded a lease abandonment charge representing the future lease payments for our New York office as a liability and we are scheduled to make monthly cash payments through August 2005. All other expenses associated with this restructuring have been paid in full.

     The following table shows the restructuring charges and related accruals recognized under the plan and the effect on our consolidated financial position:

	Employee	Lease	Lease
	Termination	Settlement	Abandonment
	Benefits	Costs	Costs	Total

Balance at January 1, 2002	$—	$—	$—	$—
Plan Charges	913	325	623	1,861
Cash paid	(913)	(325)	(72)	(1,310)

Balance at December 31, 2002	—	—	551	551
Cash paid	—	—	(99)	(99)

Balance at June 30, 2003	$—	$—	$452	$452

10. STOCK-BASED COMPENSATION

     SFAS No. 123, “Accounting for Stock-Based Compensation” requires entities to recognize as an expense, over the vesting period, the fair value of the options or utilize the accounting for employee stock options used under Accounting Principles Board (“APB”) Opinion No. 25. We apply the provisions of APB Opinion No. 25 and consequently recognize compensation expense over the vesting period for grants made to employees and directors only if, on the measurement date, the market price of the underlying stock exceeds the exercise price. We provide the pro forma net income and earnings per share disclosures as required under SFAS No. 123 for grants made as if the fair value method defined in SFAS No. 123 had been applied. We recognize expense over the vesting period of the grants made to non-employees utilizing the Black-Scholes stock valuation model to calculate the value of the option on the measurement date.

     The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS 123, Accounting for Stock-Based Compensation,” the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net loss, as reported	$(10,721)	$(3,724)	$(18,109)	$(18,249)
Total stock based employee compensation determined under the fair value based method for all awards	(1,238)	(3,724)	(4,397)	(7,445)

Net loss, pro forma	$(11,959)	$(7,448)	$(22,506)	$(25,694)

Basic and Diluted Net Loss Per Common Share
As reported	$(0.30)	$(0.11)	$(0.51)	$(0.53)
Pro forma	(0.34)	(0.21)	(0.64)	(0.74)

     We calculated the fair value of each grant on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Discount Rate	2.5%	4.6%	2.6%	4.6%
Volatility	97.3%	92.6%	97.0%	92.6%
Average Option Expected Life	5 years	5 years	5 years	5 years

     No options have expired and no dividends have been paid on common stock since our inception.

11. COMPUTATION OF NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Incremental shares of common stock equivalents were not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.

     Net loss per share is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic and diluted net loss per share:
Net income (loss)	$(6,008)	$259	$(9,113)	$(10,348)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(4,667)	(3,937)	(8,904)	(7,809)
Less deemed dividend related to beneficial conversion feature	(46)	(46)	(92)	(92)

Net loss attributable to common stockholders	$(10,721)	$(3,724)	$(18,109)	$(18,249)

Weighted average common shares outstanding	35,305,448	35,074,936	35,286,953	34,693,186

Basic and diluted net loss per share	$(0.30)	$(0.11)	$(0.51)	$(0.53)

     The following table outlines the shares of common stock equivalents that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted net loss per share:

June 30,
2003

Unexercised stock options	12,849,745
Unexercised warrants	10,580,985
Mandatorily redeemable preferred stock convertible into common shares	29,025,530

Total potentially dilutive shares of common stock equivalents	52,456,260

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

     The Amended Complaint is based on the allegations that our registration statement on Form S-1, filed with the Securities and Exchange Commission (“SEC”) in connection with the IPO, contained untrue statements of material fact and omitted to state facts necessary to make the statements made not misleading by failing to disclose that the underwriters allegedly had received additional, excessive and undisclosed commissions from, and allegedly had entered into unlawful tie-in and other arrangements with, certain customers to whom they allocated shares in the IPO. The plaintiffs in the Amended Complaint assert claims against us and the D&Os pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs in the Amended Complaint assert claims against the D&Os pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs seek an undisclosed amount of damages, as well as pre-judgment and post-judgment interest, costs and expenses, including attorneys’ fees, experts’ fees and other costs and disbursements. Initial discovery has begun. We believe we are entitled to indemnification from our Underwriters.

     A memorandum of understanding has been reached by lawyers for the plaintiffs, the issuers and insurers of the issuers. The memorandum sets forth the terms of a proposed settlement, the principal components of which are (i) a release of all claims against the issuers and their officers and directors, (ii) the assignment by the issuers to the plaintiffs of certain claims the issuers may have against the Underwriters and (iii) an undertaking by the insurers to ensure the plaintiffs receive not less than $1 billion in connection with claims against the Underwriters. Our board of directors has approved the memorandum of understanding. To be binding, the settlement must be approved by substantially all the issuers and thereafter submitted to and approved by the court. The settlement will not be binding upon any plaintiffs electing to opt-out of the settlement.

     On September 20, 2002 one of our shareholders, Metropolitan Nashville Employee Benefit Board (“Metro Nashville”), filed suit against us alleging that we wrongfully and improperly delayed providing them with a stock certificate and that during the time of such delay our stock price declined and they were unable to sell or to take steps to protect the value of their shares. Metro Nashville seeks compensatory damages in excess of $18 million, plus interest, and punitive damages of $18 million. Discovery has begun. We believe the lawsuit is without merit and intend to vigorously oppose the allegations.

     On August 6, 2002, we filed a complaint against Southwestern Bell Telephone Company (“SWBT”) before the Public Utility Commission of Texas (“PUCT”), requesting that the PUCT enjoin SWBT from disconnecting our access to customers in Texas on the basis of a billing dispute between the parties. The billing dispute centered on whether we owed SWBT certain amounts for alternatively billed service. On August 23, 2002, the PUCT issued, in part, the injunctive relief requested by us, making clear that service not be interrupted. On April 17, 2003, we entered into a settlement agreement with SWBT. The terms of the settlement are confidential. We do not expect the settlement to have a material effect on our financial condition or our results of our operations.

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

     The retail services segment includes our Z-LineHOME and Z-LineBUSINESS services that provide bundled local and long-distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet and certain personal digital assistants. We offer Z-LineHOME and Z-LineBUSINESS in 47 states. Our customers are concentrated primarily in metropolitan areas in 10 states for both our Z-LineHOME and Z-LineBUSINESS services. The retail segment also includes our Touch 1 residential long-distance offering that is available nationwide.

     The wholesale services segment allows other telephone companies to offer telephone exchange and enhanced services to residential and small business customers using us as their primary platform for delivery. This service is currently available in 47 states. Sprint is our primary customer for this offering.

     We evaluate the performance of each business unit based on operating income, exclusive of adjustments for special items. Special items are transactions or events that are included in our reported consolidated results but are excluded from segment results due to management’s belief that they are nonrecurring or nonoperational in nature. It is also important to understand when viewing our segment results that we only record direct expenses in our wholesale services segment and, therefore, all employee benefits, occupancy, insurance, and other indirect or overhead related expenses are reflected in the retail services segment. We are in the process of reviewing and possibly adopting a methodology for internal reporting purposes that would allocate these indirect and overhead related expenses to the respective units or possibly separating these expenses from the reported segments. The following summarizes the financial information concerning our reportable segments for the periods presented:

     The following tables summarize the financial information concerning our reportable segments for the periods presented:

	Three Months ended June 30, 2003			Three Months ended June 30, 2002

	Retail	Wholesale		Retail	Wholesale
	Services	Services	Consolidated	Services	Services	Consolidated

Revenues	53,971	15,904	69,875	55,571	6,654	62,225
Segment results	(2,850)	3,265	415	(963)	2,313	1,350
Depreciation and amortization	5,380	622	6,002	5,666	337	6,003
Capital expenditures	2,432	223	2,655	2,698	2,777	5,475

     All 2003 and 2002 consolidated segment results reconcile to the consolidated financial information above with the exception of the segment results reconciled below:

	Three months ended	Three months ended
Reconciliation of segment results to net loss	June 30, 2003	June 30, 2002

Consolidated segment operating loss	415	1,350
Retroactive reduction to network access rate	—	8,981
Asset impairment charge	—	(1,129)
Restructuring charge	—	(1,861)
Depreciation and amortization	(6,002)	(6,003)
Interest and other income	239	307
Interest and other expense	(660)	(1,386)

Net income (loss)	(6,008)	259

	Six Months ended June 30, 2003			Six Months ended June 30, 2002

	Retail	Wholesale		Retail	Wholesale
	Services	Services	Consolidated	Services	Services	Consolidated

Revenues	101,287	28,864	130,151	112,839	6,654	119,493
Segment results	(7,097)	10,259	3,162	13,946	853	14,799
Depreciation and amortization	10,798	1,231	12,029	11,245	337	11,582
Capital expenditures	5,297	486	5,783	3,988	7,781	11,769
Identifiable assets	135,146	19,852	154,998	100,076	10,489	110,565

     All 2003 and 2002 consolidated segment results reconcile to the consolidated financial information above with the exception of the segment results reconciled below:

	Six months ended	Six months ended
Reconciliation of segment results to net loss	June 30, 2003	June 30, 2002

Consolidated segment operating loss	3,162	14,799
Retroactive reduction to network access rates	—	(8,981)
Asset impairment charge	—	(1,129)
Wholesale development costs	—	(1,081)
Restructuring charge	—	(1,861)
Depreciation and amortization	(12,029)	(11,582)
Interest and other income	1,164	1,484
Interest and other expense	(1,410)	(1,997)

Net loss	(9,113)	(10,348)

14. SUBSEQUENT EVENTS

     On July 27, 2003 we renewed our accounts receivable agreement with RFC under substantially similar terms. This agreement terminates on July 27, 2004.

     On August 7, 2003, we amended our wholesale services agreement with MCI to terminate the agreement on December 31, 2003. This will result in the acceleration of recognition of approximately $5.6 million of unrecognized revenue, as of June 30, 2003, that was being deferred through December 31, 2004 to be recognized ratably from the amendment date through December 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with the consolidated financial statements and related notes and other sections of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of various other factors. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, rapid expansion, potential software failures and errors, power failures, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, dependence on key personnel, dependence on key wholesale customers, uncertainty of government regulation, legal and regulatory uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement. In addition to these factors, other factors that could affect our financial results are described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2003.

OVERVIEW

     We provide advanced, integrated telecommunications services targeted to residential and small business subscribers. We offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet and certain personal digital assistants.

     We began providing our services on a wholesale basis to other carriers during the first quarter of 2002. This service provides other companies with the ability to provide local, long-distance and enhanced telephone services to residential and small business customers by utilizing our telephone exchange services, enhanced services platform, infrastructure and back-office operations. The nature of our business is evolving, and we have a limited operating history.

CONSOLIDATED RESULTS OF OPERATIONS

     The following is a discussion of significant changes in our results of operations, which occurred in the three and six months ended June 30, 2003 compared to the same period in the prior year. The following table summarizes the approximate changes in selected operating items and includes dollar changes, percentage changes and percentage of revenues to facilitate our discussions that follow.

	For the three months ended		Amount	Percentage
	June 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2003	2002	(Unfavorable)	(Unfavorable)	2003	2002

	(In Millions)
Results of Operations:
Revenues	$69.9	$62.2	$7.7	12.4%	100.0%	100.0%

Operating expenses:
Network operations	30.9	18.0	(12.9)	(71.7)%	44.2%	28.9%
Sales and marketing	6.6	2.5	(4.1)	(164.0)%	9.4%	4.0%
General and administrative	31.9	31.4	(0.5)	(1.6)%	45.6%	50.5%
Asset impairment	—	1.1	1.1	100%	—%	1.8%
Restructuring charge	—	1.9	1.9	100%	—%	3.1%
Depreciation and amortization	6.0	6.0	—	—%	8.6%	9.6%

Total operating expenses	75.4	60.9	(14.5)	(23.8)%	107.9%	97.9%

Operating income (loss)	(5.5)	1.3	(6.8)	(523.1)%	(7.9)%	2.1%

Nonoperating income (expense):
Interest and other income	0.2	0.3	(0.1)	(33.3)%	0.3%	0.5%
Interest and other expense	(0.7)	(1.4)	0.7	50.0%	(1.0)%	(2.3)%

Total nonoperating expense	(0.5)	(1.1)	0.6	54.5%	(0.7)%	(1.8)%

Net income (loss)	(6.0)	0.2	(6.2)	(3,100.0)%	(8.6)%	0.3%
Less mandatorily redeemable convertible preferred stock dividends and accretion	(4.6)	(3.9)	(0.7)	(17.9)%	(6.6)%	(6.3)%
Less deemed dividend related to beneficial conversion feature	(0.1)	(0.1)	—	—%	(0.1)%	(0.2)%

Net loss attributable to common stockholders	$(10.7)	$(3.8)	$(6.9)	(181.6)%	(15.3)%	(6.1)%

EBITDA	$0.5	$7.3	$(6.8)	(93.2)%	0.7%	11.7%

Cash Flow Data:
Net cash provided by operating activities	$1.0	$3.7	$(2.7)	(73.0)%	*	*
Net cash used in investing activities	(2.6)	(6.3)	3.7	58.7%	*	*
Net cash used in financing activities	(1.2)	(1.2)	—	—%	*	*

Net decrease in cash and cash equivalents	$(2.8)	$(3.8)	$1.0	26.3%	*	*

*	Not meaningful

	For the six months ended		Amount	Percentage
	June 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2003	2002	(Unfavorable)	(Unfavorable)	2003	2002

	(In Millions)
Results of Operations:
Revenues	$130.1	$119.5	$10.6	8.9%	100.0%	100.0%

Operating expenses:
Network operations	57.0	46.1	(10.9)	(23.6)%	43.8%	38.6%
Sales and marketing	11.1	7.0	(4.1)	(58.6)%	8.5%	5.9%
General and administrative	58.8	60.6	1.8	3.0%	45.2%	50.7%
Asset impairment charge	—	1.1	1.1	100.0%	—%	0.9%
Wholesale development costs	—	1.0	1.0	100.0%	—%	0.8%
Restructuring expense	—	1.9	1.9	100.0%	—%	1.6%
Depreciation and amortization	12.0	11.6	(0.4)	(3.4)%	9.2%	9.7%

Total operating expenses	138.9	129.3	(9.6)	(7.4)%	106.7%	108.2%

Operating loss	(8.8)	(9.8)	1.0	10.2%	(6.7)%	(8.2)%

Nonoperating income (expense):
Interest and other income	1.1	1.5	(0.4)	(26.7)%	0.8%	1.3%
Interest and other expense	(1.4)	(2.0)	0.6	30.0%	(1.0)%	(1.7)%

Total nonoperating expense	(0.3)	(0.5)	0.2	(40.0)%	(0.2)%	(0.4)%

Net loss	(9.1)	(10.3)	1.2	11.7%	(6.9)%	(8.6)%
Less mandatorily redeemable convertible preferred stock dividends and accretion	(8.9)	(7.8)	(1.1)	(14.1)%	(6.8)%	(6.5)%
Less deemed dividend related to beneficial conversion feature	(0.1)	(0.1)	—	—%	(0.1)%	(0.1)%

Net loss attributable to common stockholders	$(18.1)	$(18.2)	$0.1	0.5%	(13.8)%	(15.2)%

EBITDA	$3.2	$1.8	$1.4	77.8%	2.5%	1.5%

Cash Flow Data:
Net cash provided by operating activities	$6.1	$4.8	$1.3	27.1%	*	*
Net cash used in investing activities	(5.7)	(11.8)	6.1	51.7%	*	*
Net cash used in financing activities	(2.2)	(2.8)	0.6	21.4%	*	*

Net decrease in cash and cash equivalents	$(1.8)	$(9.8)	$8.0	81.6%	*	*

*	Not meaningful

     Revenues. Revenues increased by $7.7 million to $69.9 million for the three months ended June 30, 2003, compared to $62.2 million the prior year. The increase was primarily attributable to our wholesale services segment, which increased by $9.2 million and contributed revenues of $15.9 million for the three months ended June 30, 2003 compared to $6.7 million for the same period in the prior year.

     Revenues increased by $10.6 million to $130.1 million for the six months ended June 30, 2003, compared to $119.5 million the prior year. The increase was primarily attributable to our wholesale services segment, which increased by $22.2 million and contributed revenues of $28.9 million for the six months ended June 30, 2003 compared to 6.7 million for the same period in the prior year.

     The increase in revenue was primarily a result of increases of $9.2 and $22.2 million in our wholesale services revenue for the three and six months ended June 30, 2003, respectively. This net increase was primarily a result of increase revenues from our new contract with Sprint, signed in February 2003, and was offset by the decreases in MCI’s wholesale service revenues compared to the prior year periods. The revenue from our Z-LineHOME and Z-LineBUSINESS (“Z-Line”) lines increased by $0.6 and decreased by $9.7 million for the three and six months ended June 30, 2003, respectively, compared to the prior year. Additionally, the decrease in Touch 1 (1+) long distance lines in service, as a result of attrition, contributed a decrease of $2.1 and $1.9 million for the three and six months ended June 30, 2003, respectively, compared to the prior year.

     The following table, in millions, provides a summary of our revenues:

	For the three months ended		For the six months ended
	June 30,		June 30,

Type of Revenues	2003	2002	2003	2002

Z-Line	$51.4	$50.8	$95.6	$105.3
Touch 1 (1+) Long Distance Services	2.6	4.7	5.6	7.5
Wholesale Services	15.9	6.7	28.9	6.7

Total	$69.9	$62.2	$130.1	$119.5

     Our Z-Line accounts made up 73.5% of our total revenues for both the three and six months ended June 30, 2003, compared to 81.7% and 88.1% for the same periods in the prior year. These offerings are currently available in 47 states. We expect Z-Line revenue to continue to increase as a percentage of total retail revenues, relative to our Touch 1 (1+) Long Distance Services, but decrease as an overall percentage of total revenues because we expect growth in our wholesale service business.

     Network Operations. Our network operations expense primarily consists of fixed and variable transmission expenses for interconnection agreements with ILECs, service level agreements with IXCs, and transmission services based on tariffed arrangements.

     Network operations expense increased by $12.9 million to $30.9 million for the three months ended June 30, 2003, compared to $18.0 million the prior year.

     Network operations expense increased by $10.9 million to $57.0 million for the six months ended June 30, 2003, compared to $46.1 million the prior year.

     Our network operations expense as a percentage of revenues, increased to 44.2% and 43.8% for the three and six months ended June 30, 2003, respectively, compared to 28.9% and 38.6% in the prior year. Included in the prior year is a $9.0 million retroactive rate reduction for access rates. Excluding that for the three and six months ended June 30, 2002, the network costs, as a percentage of revenues was 43.4% and 46.1%, respectively. The increase in network operation expenses is primarily the result of having an overall higher average number of subscribers in service for the three and six months ended June 30, 2003 compared to the prior year. We recorded a reduction to network operations expense for certain retroactive rate reductions and billing errors in the amounts of $1.3 million and $2.5 million for the three and six months ended June 30, 2003.

     Sales and Marketing. Our sales and marketing expense primarily consists of brand awareness advertising, independent sales contractors one-time bounty and residual commissions, direct mail and salaries and benefit expenses paid to employees engaged in sales and marketing activities.

     Sales and marketing expense increased $4.1 million to $6.6 million for the three months ended June 30, 2003, compared to $2.5 million the prior year.

     Sales and marketing expense increased $4.1 million to $11.1 million for the six months ended June 30, 2003, compared to $7.0 million the prior year.

     The increase in sales and marketing expense are directly attributable to increased advertising and the payment of one-time and recurring commissions to independent sales contractors. Advertising and independent sales contractors were primarily responsible for the approximately 60,000 net lines added for the six months ended June 2003. This increase was offset by savings realized in 2003 from the closing of our telemarketing centers in the second quarter of 2002. We have continued our primary focus toward retail line growth and invested in a multi-faceted marketing campaign in Atlanta, Georgia, Indianapolis, Indiana and Nashville, Tennessee that combined radio, billboard, and television advertising to launch our new service offering, Personal Voice Assistant (“PVA”) during the second quarter of 2003. In addition to our marketing campaign, we also contracted with several independent sales contractors during the latter half of 2002 that largely contributed to our retail line growth for the first quarter of 2003. We are also expanding our sales and marketing efforts to growth of our Z-LineBUSINESS services. Until recently we have focused our sales and marketing efforts on residential customers only.

     We expect to continue our sales and marketing efforts to maintain acceptable acquisition costs per subscriber. We expect to slow our advertising levels, limit our independent sales contractors sales force growth, market new services and continue to seek partnering opportunities throughout 2003. We have further shifted our marketing focus to be centered on our PVA offering. We believe that this approach will allow us to reduce our acquisition costs by partnering with organizations that can provide us with strong distribution economics, like our recent contract with Sportsline.com. We are also planning on leveraging PVA to not only improve communications but to be leveraged as a distribution and delivery strategy that involves ourselves and current customers providing PVA to others as a free trial. We believe that this coupled with our new PVA community address and recruiting of member-based organization will provide increased retail customers at a lower acquisition cost than we are currently experiencing. Additionally, we will be introducing new bundle and pricing points in an effort to expand the marketability of our offerings to consumers. We will continue to build the overall awareness of our “Z” brand, and explore alliances and ventures with other companies. We expect sales and marketing expense to decrease for the remainder of 2003, over that experienced during the first half of 2003. We are expecting to invest in sales and marketing at a level necessary to maintain our current retail line count and slowly grow our business lines.

     General and Administrative. General and administrative expense primarily consists of employee salaries and benefits, temporary services, bad debt expense, billing and collection costs, occupancy costs, and provisioning costs.

     General and administrative expense increased $0.5 million to $31.9 million for the three months ended June 30, 2003, compared to $31.4 million the prior year. General and administrative expense improved by 4.9% to 45.6% of revenues for the three months ended June 30, 2003 compared to 50.5% the prior year.

     General and administrative expense decreased $1.8 million to $58.8 million for the six months ended June 30, 2003, compared to $60.6 million the prior year. General and administrative expense improved by 5.5% to 45.2% of revenues for the six months ended June 30, 2003 compared to 50.7% the prior year.

     The increase in our general and administrative expenses for the three months ended June 30, 2003 was primarily a result of the growth in wholesale lines from our agreement with Sprint and the increase in our retail lines in service.

     The overall reduction in general and administrative expense for the six months ended June 30, 2003 was a result of our ability to leverage more of our fixed costs across a larger revenue base while also improving our incremental costs, which resulting in the reduced general and administrative expense as a percentage of revenue. We anticipate general and administrative expenditures will continue to increase in the future to support our expanding service offerings, our expected increase in wholesale lines and to a lesser degree our expected increase in business lines during the latter half of 2003. We will continue to evaluate our operations for efficiencies and our employee staffing requirements as they relate to increased efficiencies or needs to expand or outsource. We expect to continue reductions to our general and administrative expense as a percentage of revenues in 2003. This reduction is necessary for our achievement of profitability and the continued generation of positive cash flow.

     Asset Impairment Charge. Asset impairment charges were $1.1 million for the three and six months ended June 30, 2002. In April 2002, we announced a restructuring plan that included a reduction in force and the closure of the North Dakota call centers resulting in an asset impairment charge totaling $1.1 million for property, plant, and equipment sold in conjunction with the settlement of the leases in these locations.

     Wholesale development costs. Wholesale development costs were $1.0 million for the six months ended June 30, 2002. We incurred these costs, related to the initiation of our wholesale services offerings, during the first quarter of 2002.

     Restructuring Expense. Restructuring expenses were $1.9 million for the three and six months ended June 30, 2002. In April 2002, we approved and implemented a restructuring to enhance our future cash flows and operating earnings. The restructuring included a reduction of force coupled with the closure of our North Dakota call centers and our New York sales office. In accordance with Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity,” the restructuring costs were recognized as liabilities at the time management committed us to the plan. Management determined that these costs provided no future economic benefit to us.

     The restructuring charge includes termination benefits and lease abandonment costs. In addition, we agreed to a settlement to exit the two leases for our call centers in North Dakota as of July 1, 2002. All termination benefits and settlements to exit our lease in North Dakota were paid as of December 31, 2002. We have recorded a lease abandonment charge representing the future lease cash payments for our New York office as a liability and continue to make payments through August 2005. As of June 30, 2003 we had an accrual of $0.5 million remaining for this restructuring charge.

     Depreciation and Amortization. Depreciation and amortization expense was $6.0 million for the three months ended June 30, 2003 and the prior year.

     Depreciation and amortization expense increased $0.4 million to $12.0 million for the six months ended June 30, 2003, compared to $11.6 million the prior year.

     The slight increase in depreciation and amortization expense for the six months ended June 30, 2003 is primarily a result of increased capital expenditures during the last two years. We anticipate a flat to slightly increased depreciation and amortization expense during 2003 depending on our requirements to purchase additional computer equipment, switching equipment, furniture and leasehold improvements as a result of our retail line growth, the line growth of our wholesale services clients and the introduction of new services.

     Interest and Other Income. Interest and other income decreased $0.1 million to $0.2 million for the three months ended June 30, 2003, compared to $0.3 million the prior year.

     Interest and other income decreased $0.4 million to $1.1 million for the six months ended June 30, 2003, compared to $1.5 million the prior year.

     Interest and other income consists of interest charged to our Z-Line customers for not paying their bills on-time and income from interest earned from our cash balance. The decrease for 2003 was primarily due to our having fewer average customers in service during the first quarter of 2003 compared to the prior year and our improved subscriber management activities.

     Interest and Other Expense. Interest and other expense decreased $0.7 million to $0.7 million for the three months ended June 30, 2003, compared to $1.4 million the prior year.

     Interest and other expense decreased $0.6 million to $1.4 million for the six months ended June 30, 2003, compared to $2.0 million the prior year.

     Our interest expense is a result of late fees for vendor payments, charges related to our RFC Capital Corporation (“RFC”) accounts receivable agreement, capital leases and our debt obligations. The overall decrease in interest expense is a result of increased liquidity that allowed us to make more timely payments of our network costs while simultaneously reducing our reliance on our RFC accounts receivable agreement. We also have less outstanding term debt obligations, which has contributed to lower interest payments. We anticipate that interest expense will decrease in the near future as we continue to reduce our debt obligations and improve our cash flow from operating activities. This decrease may be offset to the extent that we are able to borrow money to support growth through new funding sources and to finance any significant capital expenditures necessary to grow our business during 2003. We expect the continued utilization of our RFC accounts receivable agreement during 2003.

     Income Tax Benefit. No provision for federal or state income taxes has been recorded due to the full valuation allowance recorded against the deferred tax asset for the three and six months ended June 30, 2003 and 2002.

     Net Loss. Our net loss increased by $6.2 million to a loss of $6.0 million for the three months ended June 30, 2003, compared to net income of $0.2 million the prior year.

     Our net loss improved $1.2 million to a loss of $9.1 million for the six months ended June 30, 2003, compared to a net loss of $10.3 million the prior year.

     Net Loss Attributable to Common Stockholders. Our net loss attributable to common stockholders increased $6.9 million to a loss of $10.7 million for the three months ended June 30, 2003, compared to a loss of $3.8 million the prior year.

     Our net loss attributable to common stockholders decreased $0.1 million to a loss of $18.1 million for the six months ended June 30, 2003, compared to a loss $18.2 million the prior year.

     This decrease was primarily discussed above, however, the decrease was offset by an increase of $1.1 million for the accumulation of dividends and accretion of the preferred stock in 2003.

     EBITDA. Many securities analysts use the measure of earnings before deducting interest, income taxes, depreciation and amortization, also commonly referred to as “EBITDA,” as a way of evaluating financial performance. EBITDA is not a measure under GAAP, is not meant to be a replacement for GAAP and should not be considered an alternative to net income as a measure of performance. We have included EBITDA data because it is a measure commonly used in the telecommunications industry and is presented to assist in understanding our operating results. Our EBITDA decreased by $6.9 million to $0.4 million for the three months ended June 30, 2003, compared to $7.3 million the prior year. Our EBITDA increased by $1.4 million to $3.2 million for the six months ended June 30, 2003 compared to $1.8 million the prior year. We expect to improve our positive EBITDA quarter over quarter during the remainder of 2003. The continued generation of positive EBITDA is expected to be driven by increases in subscriber lines, the realization of operating efficiencies, and the contribution of existing and new wholesale services and possibly the other introduction of other new service offerings.

     The table below, in thousands, reconciles EBITDA to net loss:

	For the three months ended		For the six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$(6,008)	$259	$(9,113)	$(10,348)
Nonoperating income	421	1,079	246	531
Depreciation and amortization	6,002	6,003	12,029	11,582

EBITDA	$415	$7,341	$3,162	$1,765

RESULTS OF OPERATIONS BY SEGMENT

     Management evaluates the performance of each segment based on operating income excluding depreciation and amortization and adjustments for special items. Special items are transactions or events that are included in our reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. We have detailed these special items in footnote 13 — Segment Reporting and any other excluded items to reconcile to net loss as reported in our consolidated statement of operations. In addition, when changes in our business affect the comparability of current versus historical results, we will adjust historical operating information to reflect the current business structure.

     The following tables present, in millions, our reportable segments. These tables will facilitate our discussion of our results by segment. It is important to understand that we only record direct expenses in our wholesale services segment, therefore, all employee benefits, occupancy, insurance, and other indirect or overhead related expenses are reflected in the retail services segment. We are in the process of reviewing and possibly adopting a methodology for internal reporting purposes that would allocate these indirect and overhead related expenses to the respective units or possibly separating these expenses from our future segment analysis.

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002

	Retail	Wholesale	Consolidated	Retail	Wholesale	Consolidated
	Services	Services	Results	Services	Services	Results

Revenues	$54.0	$15.9	$69.9	$55.5	$6.7	$62.2

Operating expenses:
Network operations	23.6	7.3	30.9	25.7	1.3	27.0
Sales and marketing	6.6	—	6.6	2.5	—	2.5
General and administrative	26.6	5.3	31.9	28.4	3.0	31.4

Total operating expenses	56.8	12.6	69.4	56.6	4.3	60.9

Segment results	$(2.8)	$3.3	$0.5	$(1.1)	$2.4	$1.3

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002

	Retail	Wholesale	Consolidated	Retail	Wholesale	Consolidated
	Services	Services	Results	Services	Services (1)	Results

Revenues	$101.2	$28.9	$130.1	$112.8	$6.7	$119.5

Operating expenses:
Network operations	45.6	11.4	57.0	53.4	1.7	55.1
Sales and marketing	11.1	—	11.1	7.0	—	7.0
General and administrative	51.7	7.1	58.8	56.5	4.1	60.6

Total operating expenses	108.4	18.5	126.9	116.9	5.8	122.7

Segment results	$(7.2)	$10.4	$3.2	$(4.1)	$0.9	$(3.2)

(1)	We began our wholesale services business in April of 2002. Therefore, there was not a wholesale services line of business in the first quarter of 2002.

Retail Services Segment

     The following table, in millions, provides our retail services segment for the periods presented.

	Retail Services Segment

	For the three months ended		Amount	Percentage
	June 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2003	2002	(Unfavorable)	(Unfavorable)	2003	2002

Revenues	$54.0	$55.5	$(1.5)	(2.7)%	100.0%	100.0%

Operating expenses:
Network operations	23.6	25.7	2.1	8.2%	43.7%	46.3%
Sales and marketing	6.6	2.5	(4.1)	(164.0)%	12.2%	4.5%
General and administrative	26.6	28.4	1.8	6.3%	49.3%	51.2%

Total operating expenses	56.8	56.6	(0.2)	(0.4)%	105.2%	102.0%

Segment results	$(2.8)	$(1.1)	$(1.7)	(154.5)%	(5.2)%	(2.0)%

	For the six months ended		Amount	Percentage
	June 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2003	2002	(Unfavorable)	(Unfavorable)	2003	2002

Revenues	$101.2	$112.8	$(11.6)	(10.3)%	100.0%	100.0%

Operating expenses:
Network operations	45.6	53.4	7.8	14.6%	45.0%	47.3%
Sales and marketing	11.1	7.0	(4.1)	(58.6)%	11.0%	6.2%
General and administrative	51.7	56.5	4.8	8.5%	51.1%	50.1%

Total operating expenses	108.4	116.9	8.5	7.3%	107.1%	103.6%

Segment results	$(7.2)	$(4.1)	$(3.1)	(75.6)%	(7.1)%	(3.6)%

     Revenues. Revenues decreased by $1.5 million to $54.0 million for the three months ended June 30, 2003, compared to $55.5 million the prior year.

     Revenues decreased by $11.6 million to $101.2 million for the six months ended June 30, 2003, compared to $112.8 million the prior year.

     The decrease in revenue for the three months is primarily attributable to a drop in Touch 1 revenues by $2.1 million to $2.6 million for the three months ended June 30, 2003, compared to $4.7 million the prior year. This decrease is slightly offset by the increase in Z-Line revenue. The average monthly revenue per line was $67 per line for the both the three months ended June 30, 2003 and 2002. The average lines in service were 255,000 and 253,000 for the three months ended June 30, 2003 and 2002, respectively.

     The decrease in revenue for the six months is primarily a result of a decrease in both the average lines in service and the average revenue per line in service. Average lines in service decreased 14,000 lines to 236,000 average Z-Lines in service for the six months ended June 30, 2003 compared 250,000 lines the prior year. Our average monthly revenue per line decreased by $2 per line to $68 per line for the six months ended June 30, 2003 compared to $70 per line the prior year. The decrease in Touch 1 (1+) long distance lines in service contributed an additional decrease of $1.9 million for the six months ended June 30, 2003, compared to the prior year periods.

     Although both periods presented show an overall decrease to revenue compared to the prior year there was a significant difference in the movement of our lines. Our lines increased a total of 60,000 and 39,000 compared to lines decreasing a total of 39,000 and 65,000 for the three and six months ended June 30, 2003 and 2002, respectively. The decrease in 2002 was the result of focusing our efforts on establishing and growing our wholesale services business, launched in 2002, and improving our internal processes rather than growing lines for most of 2002. We changed our primary focus to increasing our line growth for our retail services in the fourth quarter of 2002 and continued that growth through the second quarter of 2003. We are decreasing our sales and marketing activity for the second half of the year and expect an increase to our current average Z-Lines in service, but to a lesser degree than experienced during the first six months of 2003. We expect retail service revenues to continue to grow at a slower rate than our wholesale services revenues, resulting in retail services being a smaller percentage of total consolidated revenues during 2003 compared to 2002, but that retail revenue will still represent the majority of total consolidated revenues during 2003.

     Network Operations. Network operations expense decreased by $2.1 million to $23.6 million for the three months ended June 30, 2003, compared to $25.7 million the prior year. Our gross margin percentage increased by 2.6% to 56.3% for the three months ended June 30, 2003, compared to 53.7% in the prior year.

     Network operations expense decreased by $7.8 million to $45.6 million for the six months ended June 30, 2003, compared to $53.4 million the prior year. Our gross margin percentage increased by 2.2% to 54.9% for the six months ended June 30, 2003, compared to 52.7% in the prior year.

     Our network operations expense as a percentage of revenues decreased primarily as a result of decreases in the unbundled network element platform rates we pay to lease lines from the ILECs in the states in which we are operating and more specifically due to the rate reduction in New York, our largest market. Other reductions resulted from improvements we have made to internal operations and processes that minimize our network operations costs.

     Sales and Marketing. Sales and marketing expense increased $4.1 million to $6.6 million for the three months ended June 30, 2003, compared to $2.5 million the prior year.

     Sales and marketing expense increased $4.1 million to $11.1 million for the six months ended June 30, 2003, compared to $7.0 million the prior year.

     The increase in sales and marketing for both the three and six months ended June 30, 2003 compared to the prior year was a result of our change in focus during the first half of 2003 to grow our retail lines. Our increased investments in advertising and the productivity of our independent sales contractors has driven the growth of our retail residential lines. We have also invested to grow our retail business offering. These investments have resulted in an increase of 60,000 lines for the six months ended June 30, 2003 and 39,000 lines for the three months ended the same period. We intend to decrease our overall marketing activity for the remainder of 2003 compared to our activity through June 30, 2003 in an effort to increase and improve our overall financial results and cash flow.

     General and Administrative. General and administrative expense decreased $1.8 million to $26.6 million for the three months ended June 30, 2003, compared to $28.4 million the prior year. As a percentage of revenues general and administrative expense decreased by 1.9% to 49.3% of revenues in 2003 compared to 51.2% in the prior year.

     General and administrative expense decreased $4.8 million to $51.7 million for the six months ended June 30, 2003, compared to $56.5 million the prior year. As a percentage of revenues, general and administrative expense increased by 1.0% to 51.1% of revenues in 2003 compared to 50.1% in the prior year.

     The decrease in general and administrative expense was primarily attributed to the $3.4 million increase and $8.2 million decrease in bad debt expense, the $2.6 million and $2.9 million decrease in tax accruals and $1.7 million and $2.5 million increase in performance credits received from the ILECS, which reduce our general and administrative expense, and $2.4 million and $3.9 million decrease in head-count related expenses for the three and six months ended June 30, 2003, respectively, compared to the prior year periods. Additionally, for the six months ended June 30, 2003 compared to the prior year, our contract development work decreased by $1.7 million. The remaining changes are spread between several other general and administrative expenses including but not limited to provisioning and insurance expense.

     With our focus on limited line growth for the remainder of 2003, we expect general and administrative expense to decrease as a percentage of revenues as the result of leveraging certain elements of our fixed cost structure, although we expect an increase in total expenses as we incur more charges for incremental costs such as billing, collection, and headcount related expenses during 2003. Included in the retail services general and administrative expense is all employee benefits, occupancy, insurance, and other indirect or overhead-related expenses, including wholesale service related costs as only direct costs are recorded in our wholesale services segment. We are in the process of reviewing and possibly adopting a methodology for internal reporting purposes that would allocate these indirect and overhead related expenses to the respective segments or possibly separating these expenses from each segment. We expect that our retail services business will grow at a slower rate than our wholesale services during the remainder of 2003 and therefore represents a smaller percentage of consolidated general and administrative expense during 2003.

Wholesale Services Segment

     The following table, in millions, provides our wholesale services segment for 2003 compared to 2002 to facilitate our discussion of results for our wholesale services segment:

	Wholesale Services Segment

	For the three months ended		Amount	Percentage
	June 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2003	2002	(Unfavorable)	(Unfavorable)	2003	2002

Revenues	$15.9	$6.7	$9.2	137.3%	100.0%	100.0%

Operating expenses:
Network operations	7.3	1.3	(6.0)	(461.5)%	45.9%	19.4%
General and administrative	5.3	3.0	(2.3)	(76.7)%	33.3%	44.8%

Total operating expenses	12.6	4.3	(8.3)	(193.0)%	79.2%	64.2%

Segment results	$3.3	$2.4	$0.9	37.5%	20.8%	35.8%

	For the six months ended		Amount	Percentage
	June 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2003	2002 (1)	(Unfavorable)	(Unfavorable)	2003	2002

Revenues	$28.9	$6.7	$22.2	331.3%	100.0%	100.0%

Operating expenses:
Network operations	11.4	1.7	(9.7)	(570.6)%	39.4%	25.4%
General and administrative	7.1	4.1	(3.0)	(73.2)%	24.6%	61.2%

Total operating expenses	18.5	5.8	(12.7)	(219.0)%	64.0%	86.6%

Segment results	$10.4	$0.9	$9.5	1,055.6%	36.0%	13.4%

     (1)  We began our wholesale services business in April of 2002. Therefore, there was not a wholesale services line of business in the first quarter of 2002.

     Revenues. Revenues increased by $9.2 million to $15.9 million for the three months ended June 30, 2003, compared to $6.7 million the prior year.

     Revenues increased by $22.2 million to $28.9 million for the six months ended June 30, 2003, compared to $6.7 million the prior year.

     We signed our wholesale services agreement with Sprint in February of 2003. Sprint contributed $10.6 million and $12.2 million of revenue for the three and six months ended June 30, 2003, respectively. These increases to revenue were offset by the decreases in MCI’s wholesale service agreement, contributing decreases to revenue of $1.5 million and $9.6 million for the three and six months ended June 30, 2003 compared to the prior year periods, respectively. As of August 7, 2003, we amended our wholesale services agreement with MCI to terminate the agreement on December 31, 2003. As a result of this amendment we will begin to recognize all remaining unrecognized revenue that totaled $5.6 million as of June 30, 2003. This increase in revenue while MCI is decreasing its activity with us is a result of the recognition of revenue required over the life of the contract as required under GAAP for certain payments of cash received at the inception of the contract. As a result of this treatment our revenues will increase, however, there will be no increase to our cash for this revenue as it was already paid in prior periods. In addition, our business development group is actively pursuing other potential wholesale partners and working to develop new wholesale services. We expect wholesale services to continue to grow and continue to be a larger percentage of overall revenues for the remainder of 2003 and compared to the prior year.

     Network Operations. Network operations expense increased by $6.0 million to $7.3 million for the three months ended June 30, 2003, compared to $1.3 million the prior year.

     Network operations expense increased by $9.7 million to $11.4 million for the six months ended June 30, 2003, compared to $1.7 million the prior year.

     The increase in network operations is the result of increased wholesale lines in service for both the three and six months ended June 30, 2003 compared to the prior year. We expect this expense to vary depending on each individual wholesale contract. We incur these expenses in leasing unbundled network elements from the ILECs. We use these elements in providing our telephone exchange services to our wholesale customers. Certain wholesale customers may not utilize this service or may use this service for only a limited period of time under the contract. Therefore, it is difficult to anticipate the change to this expense during 2003. Since our wholesale pricing incorporates these expenses under our wholesale service agreements an increase or decrease in these costs has no impact on our EBITDA and net income.

     General and Administrative. General and administrative expense increased $2.3 million to $5.3 million for the three months ended June 30, 2003, compared to $3.0 million the prior year.

     General and administrative expense increased $3.0 million to $7.1 million for the six months ended June 30, 2003, compared to $4.1 million the prior year.

     The significant components of this expense mirror our consolidated expenses, however, we only isolated as wholesale expense those expenses that are directly associated with our wholesale services activity. Therefore, we have not allocated any indirect or overhead expenses such as employee benefits, occupancy, insurance or other similar expenses to the wholesale services segment. These expenses are all currently included in the retail services segment. The increase in general and administrative expenses is a result of increased wholesale lines in service and providing additional services during 2003 that were not provided in 2002.

     We expect general and administrative expense to increase in total dollars and as a percentage of our consolidated expenses. We began to increase headcount during the first quarter of 2003 to address the expected increase in wholesale services and also have outsourced certain functions that were previously handled internally. The outsourcing of services allows us to effectively manage the anticipated growth of our wholesale services in an effort to limit our cost exposure. We have not recorded any bad debt expense for wholesale services and have not had any writeoffs of receivables. We will continue to monitor our wholesale services and determine the appropriate bad debt methodology based on each individual wholesale contract but do not expect any changes as our current agreements provide us to receive pre-payments of a substantial portion of our payments from our wholesale customers.

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

     We have incurred accumulated losses since our inception as a result of developing our business, research and development, building and maintaining network infrastructure and technology, sales and promotion of our services, and administrative expenditures. As of June 30, 2003, we had an accumulated deficit of $311.9 million and $14.2 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, a sale-leaseback credit facility, sales of accounts receivable and an initial public offering that raised net proceeds of $109.1 million. We intend to continue building our organization in anticipation of future growth and believe that our operating expenditures will also continue to increase.

     Our net cash provided by operating activities improved by $1.3 million to $6.1 million for the six months ended June 30, 2003 compared to $4.8 million the prior year. This improvement resulted from our overall improvement to net loss and the increase in our wholesale business that has resulted in increased pre-payments of services increasing our deferred revenue.

     Included in our net cash provided by operating activities was the sale of $51.5 million and $74.5 million of receivables, for net proceeds of $41.7 million and $58.0 million, for the six months ended June 30, 2003 and 2002, respectively. A net receivable servicing asset of $10.3 is included in accounts receivable and $1.0 million of advances on unbilled receivables are included in accounts payable and accrued liabilities as of June 30, 2003. The costs relating to the RFC receivable financing agreement of $0.4 and $0.7 million are included in interest and other expense for six months ended June 30, 2003 and 2002, respectively.

     Our net cash used in investing activities improved by $6.1 million to $5.7 million for the six months ended June 30, 2003 compared to $11.8 million the prior year. Nearly all the improvement was attributable to the purchasing of less property and equipment during 2003. We expect to maintain similar levels of purchases of property and equipment, but may invest in additional resources if additional cash is available as a result of our improved operating activities, or if we secure another significant wholesale services customer.

     Our net cash used in financing activities improved by $0.6 million to $2.2 million for the six months ended June 30, 2003 compared to $2.8 million the prior year. This improvement is primarily a result of receiving the repayment of $0.5 million from an executive who is also a member of the board of directors in fulfillment of a note payable for the issuance of common stock. We expect to maintain a low amount of long-term debt, although if appropriate terms became available to obtain a more traditional loan we would likely replace our existing accounts receivable agreement. Most of our existing debt has a fixed interest rate that is payable in monthly installments.

     In January 2002, we entered into an agreement with a company that provided us with software to automate the processing, auditing, dispute tracking, management reporting and various other functions with respect to our ILEC and long-distance network costs. In addition to the set-up and implementation fees, under this agreement, we have committed to minimum cash payments of $0.6 million for 2003. In accordance with the contract we make monthly payments based on a schedule that correlates to net monthly carrier invoice volume. We made payments under this agreement totaling $0.4 million for the six months ended June 30, 2003 and 2002.

     On August 6, 2002, we filed a complaint against Southwestern Bell Telephone Company (“SWBT”) before the Public Utility Commission of Texas (“PUCT”), requesting that the PUCT enjoin SWBT from disconnecting our access to customers in Texas on the basis of a billing dispute between the parties. The billing dispute centered on whether we owed SWBT certain amounts for alternatively billed service. On August 23, 2002, the PUCT issued, in part, the injunctive relief requested by us, making clear that service not be interrupted. On April 17, 2003, we entered into a settlement agreement with SWBT. The terms of the settlement are confidential. We do not expect the settlement to have a material effect on our financial condition or the results of our operations.

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

     In February 2003, we executed an agreement allowing the resale of our local wireline telecommunications services and provision of ancillary services with Sprint Communications Company L.P. (“Sprint”). Under this agreement, we will provide Sprint access to our web-integrated, enhanced communications platform and operational support systems. This contract includes various per minute, per line, and other charges that are being recorded as revenue as earned. We are the primary obligor for expenses under the agreement and therefore, are recording revenues using a gross presentation, consistent with the method used for our wholesale services agreement with MCI. This method results in all per line, per minute and certain direct costs being recorded as revenues and the corresponding expenses recorded in the appropriate operating expense line. As a result of this treatment, increases or decreases in pricing or volume that include direct costs would have no impact on net income as the amount is recorded in an equivalent amount in both revenue and expense. Our wholesale services agreement with Sprint is non-exclusive in nature.

     We are deferring $1.0 million of revenues for pre-contract payments by recognizing this amount ratably over the life of the agreement. Additionally, we received a $1.0 million payment that could potentially be returned to Sprint as a bill credit, over several months, as a stimulus for the achievement of reaching certain line-count thresholds. The stimulus payment would be recorded as revenue only if Sprint does not achieve the required line thresholds upon termination of the contract. As of June 30, 2003, we have recorded the $1.0 million stimulus payment as long-term deferred revenue.

     On November 1, 2002 we significantly amended the terms or our agreement with MCI. This amendment was made as a result of MCI’s bankruptcy filing on July 21, 2002. The significant financial changes contained in the amendment are the elimination of the $50 million limited-term technology license fee, increases to various fees calculated on a per minute and per line basis, certain additional fees for services provided, elimination of exclusivity clauses, a reduction to the monthly minimum payments and forgiveness of certain amounts to be repaid to MCI.

     As of June 30, 2003, under our contract with MCI, we had recorded $9.6 million in deferred revenue, of which $4.3 million is long-term deferred revenue. A portion of these deferred revenues is being recognized over the term of the agreement and may be recognized earlier if the agreement is terminated before it stated termination date.

     In March 2003, our Board of Directors authorized the repurchase of up to one million shares of our common stock over the next twelve months. We have not purchased any stock under this plan.

     On March 11, 2003, we executed an agreement to outsource a portion of inbound order processing and customer service with Sykes Enterprises, Inc. (“Sykes”). We entered this agreement primarily to lower our risk and increase our capacity to manage the growth of our wholesale customers while also providing us with the flexibility to outsource services for our retail services growth. Under this agreement we are subject to minimum guaranteed monthly payments of $50,000. The initial term of this contract is two years.

     On August 7, 2003, we amended our agreement with MCI to terminate the agreement on December 31, 2003. This will result in the acceleration of recognition of approximately $5.6 million, as of June 30, 2003, of unrecognized revenue that was being deferred through December 31, 2004 to be recognized ratably from the amendment date through December 31, 2003.

     Our short-term liquidity relies heavily upon our accounts receivable agreement, cash provided from operations, cash management strategies, and if needed, our ability to reduce certain discretionary capital and marketing expenses costs and growth of our retail and wholesale services. We have generated cash flow from operating activities for seven consecutive quarters and positive cash flow for the prior three quarters, however, we had an overall negative cash flow for the three and six months ended June 30, 2003 primarily as a result of our investment in sales and marketing and other growth related expenses. We expect this trend to change for the second half of 2003 because as we slow our growth we expect to improve our cash from operations while our expected cash for equipment should stay consistent to slightly increase and our debt payments should be flat resulting in an overall increase to cash. We are aware of the risks, discussed throughout this document, of not achieving our goals and the potential impact thereof on our liquidity and the various factors and circumstances that could cause us to alter from this approach.

     Our ongoing capital requirements will depend on several factors, including market acceptance of our services, the amount of resources we devote to investments in our networks, facilities, build-out of additional enterprise management centers, services development and brand promotions, the resources we devote to sales and marketing of our services, and other factors. We will continue to provide our back-office services and the technology that we have developed to other companies seeking the capability of offering residential and small business telecommunication services. As growth and opportunities arise, we expect to make strategic investments in technology and our network architecture and enter potential strategic alliances or partnerships with other entities.

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

     As of the end of the most recent period covered under this report, management carried out an evaluation, under the supervision of our Chief Executive Officer, D. Gregory Smith, and Chief Financial Officer, Horace J. Davis, III, of the effectiveness of the design and operation of the our disclosure controls and procedures. Based upon that evaluation, Mr. Smith and Mr. Davis concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized, and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with its SEC disclosure obligations.

CHANGES IN CONTROLS AND PROCEDURES

     There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

PART II

ITEM 1. LEGAL PROCEEDINGS

     Master File Number 21 MC 92; In re Initial Public Offering Securities Litigation., in the United States District Court for the Southern District of New York (filed June 7, 2001)

     During June and July 2001, three separate class action lawsuits were filed against us, certain of our current and former directors and officers (the “D&Os”) and firms engaged in the underwriting (the “Underwriters”) of our initial public offering of stock (the “IPO”). The lawsuits, along with approximately 310 other similar lawsuits filed against other issuers arising out of initial public offering allocations, have been assigned to a Judge in the United States District Court for the Southern District of New York for

pretrial coordination. The lawsuits against us have been consolidated into a single action. A consolidated amended complaint was filed on April 20, 2002. A Second Corrected Amended Complaint (the “Amended Complaint”), which is the operative complaint, was filed on July 12, 2002.

     The Amended Complaint is based on the allegations that our registration statement on Form S-1, filed with the Securities and Exchange Commission (“SEC”) in connection with the IPO, contained untrue statements of material fact and omitted to state facts necessary to make the statements made not misleading by failing to disclose that the underwriters allegedly had received additional, excessive and undisclosed commissions from, and allegedly had entered into unlawful tie-in and other arrangements with, certain customers to whom they allocated shares in the IPO. The plaintiffs in the Amended Complaint assert claims against us and the D&Os pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs in the Amended Complaint assert claims against the D&Os pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs seek an undisclosed amount of damages, as well as pre-judgment and post-judgment interest, costs and expenses, including attorneys’ fees, experts’ fees and other costs and disbursements. Initial discovery has begun. We believe we are entitled to indemnification from our Underwriters.

     A memorandum of understanding has been reached by lawyers for the plaintiffs, the issuers and insurers of the issuers. The memorandum sets forth the terms of a proposed settlement, the principal components of which are (i) a release of all claims against the issuers and their officers and directors, (ii) the assignment by the issuers to the plaintiffs of certain claims the issuers may have against the Underwriters and (iii) an undertaking by the insurers to ensure the plaintiffs receive not less than $1 billion in connection with claims against the Underwriters. Our board of directors has approved the memorandum of understanding. To be binding, the settlement must be approved by substantially all the issuers and thereafter submitted to and approved by the court. The settlement will not be binding upon any plaintiffs electing to opt-out of the settlement.

     PUC Docket No. 26417 Before the Public Utility Commission of Texas. Z-Tel Communications, Inc. Complaint for Post-Interconnection Agreement Dispute Resolution, Request for Expedited Ruling, And Request for Interim Ruling Against Southwestern Bell Telephone Company.

     On August 6, 2002, we filed a complaint against Southwestern Bell Telephone Company (“SWBT”) before the Public Utility Commission of Texas (“PUCT”), requesting that the PUCT enjoin SWBT from disconnecting our access to customers in Texas on the basis of a billing dispute between the parties. The billing dispute centered on whether we owed SWBT certain amounts for alternatively billed service. On August 23, 2002, the PUCT issued, in part, the injunctive relief requested by us, making clear that service not be interrupted. On April 17, 2003, we entered into a settlement agreement with SWBT. The terms of the settlement are confidential.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on May 29, 2003, the following proposal was adopted by the margins indicated:

     1.     To elect the following individuals to the Board of Directors to hold office until their successors are elected and qualified:

	Number of Shares

Nominee	For	Withheld
D. Gregory Smith	35,169,018	160,979
Jeffrey A. Bowden	35,169,018	160,979
Lawrence C. Tucker	35,169,053	160,944

ITEM 5. OTHER INFORMATION.

N. Dumas Garrett, our senior vice president-business development and corporate secretary, has resigned from those offices effective August 1, 2003 and August 2, 2003, respectively. Mr. Garrett is leaving us for personal reasons.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Z-Tel, as amended. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 13, 2001.

3.2	Amended and Restated Bylaws of Z-Tel. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

4.2	See Exhibits 3.1 and 3.2 of this Form for provisions of the Amended and Restated Certificate of Incorporation, as amended, and our Bylaws defining rights of security holders.

4.3	Stock Purchase Agreement, dated July 6, 2000, by and between us and the various purchasers of our Series D Convertible Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

4.4	Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions relating to our Series D Convertible Preferred Stock, as amended March 13, 2003. Incorporated by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarterly period

EXHIBIT
NUMBER	DESCRIPTION

ended June 30, 2000, filed on August 14, 2000, and (the amendment) to Exhibit 4.20 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

4.5	From of Registration Rights Agreement by and between us and each of the purchasers of our Series D Convertible Preferred Stock. Incorporated by reference to the correspondingly numbered exhibits to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

4.6	Form of Warrant for the purchase of shares of our common stock by each of the purchasers of our Series D Convertible Preferred Stock. Incorporated by reference to the correspondingly numbered exhibits to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

4.7	Stock and Warrant Purchase Agreement, dated October 19, 2000, by and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.8	Amended and Restated Certificate of Designation of 8% Convertible Preferred Stock, Series E, Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Such Series of Preferred Stock, as amended March 13, 2003. Incorporated by reference to Exhibit 4.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 13, 2001, and (the amendment) to Exhibit 4.21 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

4.9	Registration Rights Agreement between and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.10	Warrant issued to The 1818 Fund III, L.P. for the purchase of shares of our common stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.11	Certificate of Designation of Series F Junior Participating Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

EXHIBIT
NUMBER	DESCRIPTION

4.12	Rights Agreement dated as of February 19, 2001 between us and American Stock Transfer Trust Company, as Rights Agent. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001. The agreement was amended July 2, 2001 to reflect the issuance of the Series G Preferred Stock.

4.13	Stock and Warrant Purchase Agreement, dated as of July 2, 2001, by and between us, D. Gregory Smith, and others. Incorporated by reference to Exhibit 1 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.14	Warrant for the Purchase of Shares of Common Stock of Z-Tel, dated as of July 2, 2001. Incorporated by reference to Exhibit 2 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.15	Certificate of Designation for the Series G Preferred Stock. Incorporated by reference to Exhibit 3 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.16	Backup Purchase Agreement, dated as of July 2, 2001, by and among Z-Tel Communications, Inc., a Delaware corporation and our wholly owned subsidiary, Touch 1 Communications, Inc., an Alabama corporation and our wholly owned subsidiary, D. Gregory Smith and others. Incorporated by reference to Exhibit 4 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.17	Additional Investor Registration Rights Agreement, dated as of July 2, 2001, between Z-Tel, D. Gregory Smith and others. Incorporated by reference to Exhibit 5 to the Schedule 13D filed July 24, 2001 with respect to our common stock by, among other persons, D. Gregory Smith.

4.18	Voting Agreement, dated as of June 29, 2001, between us and certain of our stockholders. Incorporated by reference to Exhibit 5 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.19	Employee Stock Restriction Agreement, dated September 1, 1998, by and between us and D. Gregory Smith. Incorporated by reference to Exhibit 7 to the Schedule 13D filed July 24, 2001 with respect to our common stock by, among other persons, D. Gregory Smith.

EXHIBIT
NUMBER	DESCRIPTION

10.2.1	1998 Equity Participation Plan. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

10.2.2	2000 Equity Participation Plan. Incorporated by reference to Appendix B to our Preliminary Proxy Statement filed on April 14, 2000, with the following amendment effective May 31, 2001:

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

10.3	Employment Agreement of D. Gregory Smith, dated July 30, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002.

10.4	Receivables Sales Agreement dated as of July 27, 2000 by and between Z-Tel Communications, Inc., as seller and subservicer, Touch 1 Communications, Inc., as seller and subservicer, and RFC Capital Corporation, as purchaser. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000, with an amendment extending the agreement until July 27, 2004.

10.5	Form of Indemnification Agreement for our executive officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

EXHIBIT
NUMBER	DESCRIPTION

10.6	Employment Agreement of Ned Dumas Garrett, dated August 14, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002.

10.7	Employment Agreement of J. Bryan Bunting, dated August 14, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002.

10.8	Employment Agreement of Charles W. McDonough, dated August 14, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002.

10.9	Employment Agreement of Robert A. Curtis, dated July 30, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002.

10.11	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. and William F. Corman (First Revocable Trust). Incorporated by reference to the correspondingly numbered exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.12	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. and James F. Corman. Incorporated by reference to the correspondingly numbered exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.13	Agreement for Wholesale Telephone Exchange Services, Z-Node Services, Ancillary Services and Technology License, dated March 20, 2002, between Z-Tel Communications, Inc. and MCI WORLDCOM Communications, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, filed on May 15, 2002. The agreement was amended August 7, 2003 to terminate the agreement December 31, 2003.

31.1	Certification of the Chief Executive Officer

EXHIBIT
NUMBER	DESCRIPTION

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

(b)  Reports on Form 8-K

     On May 8 and May 13, 2003, respectively, we filed Forms 8-K in connection with our earnings release and the subsequent earnings conference call.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of August 2003.

Z-TEL TECHNOLOGIES, INC (Registrant)

By:	/s/ HORACE J. DAVIS III Senior Vice-President – Chief Financial Officer (Authorized officer of Registrant and principal financial officer)