Form 10-Q
period 2003-09-30
Z TEL TECHNOLOGIES INC
filed 2003-11-14
CIK 1096509

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE PERIOD ENDED September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-28467

Z-TEL TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	59-3501119 (I.R.S. Employer Identification Number)

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

Yes ☒     No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act)

Yes ☐     No ☒

     The number of shares of the Registrant’s Common Stock outstanding as of November 12, 2003 was approximately 35,596,195.

Z-Tel Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$14,544	$16,037
Accounts receivable, net of allowance for doubtful accounts of $16,765 and $17,401	25,183	26,749
Prepaid expenses and other current assets	5,071	5,741

Total current assets	44,798	48,527
Property and equipment, net	40,769	48,320
Intangible assets, net	2,744	4,116
Other assets	4,940	5,748

Total assets	$93,251	$106,711

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$53,682	$51,771
Deferred revenue	14,710	10,172
Current portion of long-term debt and capital lease obligations	6,553	5,964

Total current liabilities	74,945	67,907
Long-term deferred revenue	481	6,277
Long-term debt and capital lease obligations	562	4,180

Total liabilities	75,988	78,364

Mandatorily redeemable convertible preferred stock, $.01 par value; 50,000,000 shares authorized; 8,855,089 issued; 8,738,422 and 8,855,089 outstanding (aggregate liquidation value of $153,980 and $145,503)	138,559	127,631

Commitments and contingencies (Note 6)
Stockholders’ deficit:
Common stock, $.01 par value; 150,000,000 shares authorized; 35,837,412 and 35,609,803 shares issued; 35,495,862 and 35,268,253 outstanding	358	356
Notes receivable from stockholders	(1,121)	(1,589)
Additional paid-in capital	194,274	205,090
Accumulated deficit	(314,419)	(302,753)
Treasury stock, 341,550 shares at cost	(388)	(388)

Total stockholders’ deficit	(121,296)	(99,284)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ deficit	$93,251	$106,711

The accompanying notes are an integral part of these consolidated financial statements.

Z-Tel Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues	$81,454	$58,715	$211,605	$178,208

Operating expenses:
Network operations, exclusive of depreciation and amortization shown below	38,476	23,799	95,504	69,863
Sales and marketing	3,589	2,211	14,700	8,166
General and administrative	35,621	31,663	94,471	93,382
Asset impairment charge	—	—	—	1,129
Wholesale development costs	—	—	—	1,018
Restructuring charge	—	—	—	1,861
Depreciation and amortization	5,837	6,169	17,866	17,751

Total operating expenses	83,523	63,842	222,541	193,170

Operating loss	(2,069)	(5,127)	(10,936)	(14,962)

Nonoperating income (expense):
Interest and other income	494	1,179	1,658	2,663
Interest and other expense	(978)	(1,014)	(2,388)	(3,011)

Total nonoperating income (expense)	(484)	165	(730)	(348)

Net loss	(2,553)	(4,962)	(11,666)	(15,310)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(3,707)	(3,969)	(12,611)	(11,761)
Less deemed dividend related to beneficial conversion feature	(46)	(47)	(138)	(139)

Net loss attributable to common stockholders	$(6,306)	$(8,978)	$(24,415)	$(27,210)

Weighted average common shares outstanding	35,368,759	35,191,836	35,340,089	34,861,229

Basic and diluted net loss per share	$(0.18)	$(0.26)	$(0.69)	$(0.78)

The accompanying notes are an integral part of these consolidated financial statements.

Z-Tel Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit
(In thousands, except share data)
(Unaudited)

	Common Stock		Notes Receivable	Additional			Total
			from	Paid-In	Accumulated	Treasury	Stockholders'
	Shares	Par Value	Stockholders	Capital	Deficit	Stock	Deficit

Balance, December 31, 2002	35,268,253	$356	$(1,589)	$205,090	$(302,753)	$(388)	$(99,284)
Exercise of stock options	92,870	1		61			62
Exercise of warrants	25,714	—					—
Accelerated vesting of stock options				123			123
Conversion of mandatorily redeemable convertible preferred stock to common	109,025	1		942			943
Repayment of notes receivable			468				468
Mandatorily redeemable convertible preferred stock dividends and accretion				(11,942)			(11,942)
Net loss					(11,666)		(11,666)

Balance, September 30, 2003	35,495,862	$358	$(1,121)	$194,274	$(314,419)	$(388)	$(121,296)

The accompanying notes are an integral part of these consolidated financial statements.

Z-Tel Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(11,666)	$(15,310)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,866	17,751
Provision for bad debts	12,009	17,929
Asset impairment charge	—	1,129
Loss on disposal of equipment	44	—
Expense charged for granting of stock options	123	184
Change in operating assets and liabilities:
Increase in accounts receivable	(10,443)	(17,425)
(Increase) decrease in prepaid expenses	670	(765)
Decrease in other assets	781	343
Increase in accounts payable and accrued liabilities	1,912	9,257
Decrease in deferred revenue	(1,258)	(127)

Total adjustments	21,704	28,276

Net cash provided by operating activities	10,038	12,966

Cash flows from investing activities:
Purchases of property and equipment	(7,731)	(13,706)
Principal repayments received on notes receivable	27	590
Issuance of note receivable	—	(997)

Net cash used in investing activities	(7,704)	(14,113)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(4,285)	(4,283)
Payment of preferred stock dividends	(72)	—
Principal repayments received on notes receivable issued for stock	468	—
Proceeds from exercise of stock options and warrants	62	2

Net cash used in financing activities	(3,827)	(4,281)

Net decrease in cash and cash equivalents	(1,493)	(5,428)
Cash and cash equivalents, beginning of period	16,037	18,892

Cash and cash equivalents, end of period	$14,544	$13,464

The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(ALL TABLES ARE IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1. NATURE OF BUSINESS

DESCRIPTION OF BUSINESS

     Z-Tel Technologies, Inc. and subsidiaries (“we” or “us”) is a telecommunications services provider incorporated in Delaware on January 15, 1998. We integrate access to local and long distance telephone networks with proprietary advanced features and operational support systems to provide innovative telecommunications services to consumers, businesses and other communications companies. We provide our services on both a retail and wholesale basis.

     Our principal retail services are Z-LineHOME®, Z-LineBUSINESS® and Touch 1 long distance. Z-LineHOME and Z-LineBUSINESS are residential and business versions, respectively, of our flagship offering, the Z-Line®. The Z-Line is local telephone service, typically bundled with long distance and enhanced features, including a suite of our proprietary Internet-accessible and voice-activated functions. Z-Line’s enhanced features include voicemail, “Find Me” call forwarding and our recently introduced Personal Voice Assistant™, or “PVA,” which utilizes voice-recognition technology so that users can access a secure, online address book from any phone using simple voice commands in order to send voice emails, find contact information and dial numbers, among other things.

     We offer our Z-LineHOME and Z-LineBUSINESS services in forty-seven states. Z-LineBUSINESS is particularly suited to businesses having multiple, geographically diverse locations. With us, these multi-location businesses can engage a single telephone company instead of several local phone companies for their communication needs. The majority of our Z-Line customers are concentrated in ten states.

     Touch 1 long distance is a residential long distance telephone service. We gained nearly all these customers in our acquisition of Touch 1 Communications, Inc. in 2000. We offer Touch 1 long distance service nationwide, but we do not actively market this service.

     At the wholesale level, we provide telephone and enhanced communications services and operational support services to other companies for their use in providing privately labeled telephone and enhanced communications services to their own end-user customers.

2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and are in the form prescribed by the Securities and Exchange Commission in instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. The interim unaudited financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2002, included in our Annual Report on Form 10-K. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

RECLASSIFICATION

     Certain amounts in the consolidated statements of operations for the three and nine months ended September 30, 2002 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Element Deliverables.” EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF No. 00-21 also supersedes certain guidance set forth in Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. We adopted this new pronouncement effective July 1, 2003, on a prospective basis. This adoption did not have a material impact on our consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for our quarter beginning July 1, 2003. We reviewed this new pronouncement and concluded that none of the mandatorily redeemable convertible preferred stock recorded in the mezzanine section of our balance sheet is within the scope of SFAS No. 150. This conclusion is based on the facts that no unconditional obligation requiring the redemption of the securities exists because they are convertible into common at the option of the holder and the conversion option is substantial. We recognize that the FASB is in the process of possibly promulgating additional rules in the future related to securities similar to the ones that we have in the mezzanine section, but are unable to determine what any future rule’s impact might have on our consolidated financial statements.

     In June 2003, the FASB issued SFAS 149, “An Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for hedging activities and derivative instruments, including certain derivative instruments embedded in other contracts. This Statement is effective for contracts entered into or modified after June 30, 2003. We adopted SFAS 149 in the third quarter of 2003. This adoption did not have any impact on our consolidated financial statements.

3. WHOLESALE SERVICES

     In February 2003, we executed an agreement providing for the resale of our local wireline telecommunications services and provision of ancillary services with Sprint Communications Company L.P. (“Sprint”). Under this agreement, we provide Sprint access to our Web-integrated, enhanced communications platform and operational support systems. This contract includes various per-minute, per-line, and other charges that are being recorded as revenue as earned. We are the primary obligor for underlying expenses that are incorporated into our pricing in connection with the agreement and therefore, are recording revenues using a gross presentation, consistent with the method used for our wholesale services agreement with MCI. This method results in all per-line, per-minute and certain direct costs being recorded as revenues and the corresponding expenses being recorded in the appropriate operating expense line. As a result of this accounting treatment, increases or decreases in pricing or volume that impact direct costs that are incurred in connection with this agreement would have no impact on net income, as the amount is recorded in an equivalent amount in both revenue and expense. Our wholesale services agreement with Sprint is non-exclusive in nature.

     We are deferring $1.0 million of revenues for pre-contract payments by recognizing this amount ratably over the life of the agreement. Additionally, we received a $1.0 million payment, of which we have returned $0.8 million to Sprint as a bill credit during the third quarter of 2003 for the achievement of reaching certain line-count thresholds. As of September 30, 2003, there was $0.2 million of the stimulus payment remaining which is recorded in short-term deferred revenue. We expect this amount to be returned to Sprint via bill credits in the fourth quarter of 2003.

     As of September 30, 2003, under our contract with Sprint, we had approximately $5.8 million of deferred revenue, of which $0.4 million is recorded as long-term deferred revenue.

     On August 7, 2003, we amended our contract with MCI to terminate the contract on December 31, 2003. On August 15, 2003, MCI provided us with notice that they were terminating the contract effective October 15, 2003. As a result of these events we accelerated the recognition of deferred revenue to the termination date of October 15, 2003. Prior to the early termination, we were recognizing the deferred revenue ratably over the life of the agreement with a termination date of December 31, 2005. During the third quarter of 2003, we recognized an additional $3.7 million of revenue as a result of the termination notice from MCI. As of September 30, 2003, we had $1.6 million of short-term deferred revenue attributable to MCI.

4. ACCOUNTS RECEIVABLE AGREEMENT

     In July 2000, we entered into an accounts receivable agreement with RFC Capital Corporation, a division of Textron, Inc. (“RFC”), providing for the sale of certain of our accounts receivable to RFC. RFC has agreed to purchase up to $25.0 million of our accounts receivable. This agreement was extended for one year under substantially similar terms in July 2003. The current agreement expires in July 2004. The purchase of the receivables is at the option of RFC and they utilize selection criteria to determine which receivables will be purchased. We sold receivables to RFC at a 28% discount from inception of the agreement through March 2002. From March 2002 until the middle of September 2003, we sold our receivables at a discount rate of 19%. As of the end of September 2003, we were selling our receivables at a discount rate of 16%. This rate is negotiable and may change according to our actual collection experience. The collection percentage for receivables sold to RFC has been approximately 93% since the inception of the agreement. We receive an additional payment from RFC for servicing the assets in an amount equal to every dollar collected over the advance rate, less certain fees. The accounts receivable agreement does not have a minimum receivable sales requirement.

     We sold approximately $94.9 and $108.5 million of receivables to RFC, for net proceeds of approximately $77.0 and $85.6 million, during the nine months ended September 30, 2003 and 2002, respectively. A net receivable servicing asset of approximately $12.9 million is included in our accounts receivable balance at September 30, 2003. We recorded costs, included in interest and other expenses, related to the agreement of approximately $0.3 million for both the three months ended September 30, 2003 and 2002, and $0.7 and $1.0 million for the nine months ended September 30, 2003 and 2002, respectively. Included in accounts payable and accrued liabilities are advances for unbilled receivables in the amount of $5.2 million at September 30, 2003. We are responsible for the continued servicing of the receivables sold, under any circumstance.

5. INTANGIBLE ASSETS

     The change in the carrying amount of our major class of intangible assets (as a result of our acquisition of Touch 1 in April of 2000) are as follows. We do not have any intangible assets that are not being amortized to a zero balance.

	September 30, 2003

	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets

Intangible assets subject to amortization:
Customer related intangible assets	$6,860	$4,116	$2,744

     The following table presents current and expected amortization expense of the existing intangible assets for the nine months ended September 30, 2003 and for each of the following periods:

Aggregate amortization expense:
For the nine months ended September 30, 2003	$1,372
Expected amortization expense for the remainder of 2003	$457
Expected amortization expense for the years ending December 31,
2004	$1,829
2005	$458

     We did not record any asset impairment charge during the three or nine months ended September 30, 2003.

6. COMMITMENTS AND CONTINGENCIES

     We have disputed billings, access and transport charges from certain inter-exchange carriers (“IXCs”) and incumbent local exchange carriers (“ILECs”). We contend that the invoicing and billings of these particular access charges were not in accordance with the interconnection, service level, or tariff agreements entered between us and certain parties. We have not paid the majority of these disputed amounts, as we generally only pay or record as expense amounts that in our judgment represent a liability to us. At September 30, 2003, we had total disputes of approximately $21.7 million, of which approximately $3.0 million have been recorded as an expense in our statement of operations.

     We received a billing for $2.3 million from Verizon relating to the back-billing of dispatch charges believed to relate to the period from August 2000 to February 2002 and from March 2003 to September 2003. This amount is not included in the totals in the above paragraph and we do not know if this is the entire amount they will bill us. We have disputed these charges. We expect that if any of these charges are valid, a potion of these charges may be subject to being billed to our wholesale services customers for services that we provided under our contracts with them. We have not received any detail related to these charges from Verizon and therefore, are unable to determine their validity.

     In October 2003, we received correspondence from WilTel Communications, Inc. (“WilTel”), stating that they believe we are not fulfilling our minutes-of-use commitment under our network agreement for long distance services signed with them on February 22, 2003. They have alleged that we owe them $3.1 million for our cumulative minutes-of-use commitment shortfall as of September 30, 2003. We have disputed this amount, which is included in the $21.7 of total disputes discussed in the first paragraph of this footnote, and believe that these charges are without merit and that WilTel was the cause for any shortfall in minutes-of-use, as they failed to provide the service under the agreement. Additionally, WilTel provided no notice of the alleged shortfalls as required under the contract. Finally, we believe that WilTel has over billed us for transport charges and owes us a credit for certain charges we incurred in order to utilize WilTel’s network as agreed to in our contract. We are continuing to work with this carrier to resolve this issue and do not expect a material adverse impact on our financial statements.

     For the customers of our wholesale clients provisioned using our company code, we are the ILEC’s customer of record for billing. If one of our wholesale customers would default on amounts owed to us, become insolvent, or file bankruptcy, it is very likely that state utility regulators would require us to continue providing services to the end users of our wholesale client for at least a 90-day period. We attempt to mitigate this risk by requiring our wholesale customers to pay certain charges in advance to us.

7. RESTRUCTURING CHARGES

     In April of 2002, we approved and implemented a restructuring to enhance our future cash flows and operating earnings. The restructuring included a reduction of force, coupled with the closure of our North Dakota call centers and our New York sales office. In accordance with EITF No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity” the restructuring costs were recognized as liabilities at the time management committed us to the plan. Management determined that these costs provided no future economic benefit to us.

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

     The following table shows the restructuring charges and related accruals recognized under the plan and the effect on our consolidated financial position:

	Employee	Lease	Lease
	Termination	Settlement	Abandonment
	Benefits	Costs	Costs	Total

Balance at January 1, 2002	$—	$—	$—	$—
Plan Charges	913	325	623	1,861
Cash paid	(913)	(325)	(72)	(1,310)

Balance at December 31, 2002	—	—	551	551
Cash paid	—	—	(147)	(147)

Balance at September 30, 2003	$—	$—	$404	$404

8. STOCK-BASED COMPENSATION

     In connection with employee stock options, SFAS No. 123, “Accounting for Stock-Based Compensation,” requires entities to recognize as an expense, over the vesting period, the fair value of stock options or utilize the accounting for employee stock options used under Accounting Principles Board (“APB”) Opinion No. 25. We apply the provisions of APB Opinion No. 25 and consequently recognize compensation expense over the vesting period for grants made to employees and directors only if, on the measurement date, the market price of the underlying stock exceeds the exercise price. We provide the pro forma net income and earnings per share disclosures as required under SFAS No. 123 for grants made as if the fair value method defined in SFAS No. 123 had been applied. We recognize expense over the vesting period of the grants made to non-employees utilizing the Black-Scholes option valuation model to calculate the value of the option on the measurement date.

     The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS 123, Accounting for Stock-Based Compensation,” the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss attributable to common stockholders, as reported	$(6,306)	$(8,978)	$(24,415)	$(27,210)
Add: Stock based compensation included in net loss	123	17	123	184
Deduct: Total stock based employee compensation determined under the fair value based method for all awards	(785)	(3,744)	(5,181)	(11,188)

Net loss attributable to common stockholders, pro forma	$(6,968)	$(12,705)	$(29,473)	$(38,214)

As reported	$(0.18)	$(0.26)	$(0.69)	$(0.78)

Pro forma	(0.20)	(0.36)	(0.83)	(1.10)

     We calculated the fair value of each grant on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Discount Rate	3.5%	4.6%	3.1%	4.6%
Volatility	96.1%	92.6%	96.4%	92.6%
Average Option Expected Life	5 years	5 years	5 years	5 years

     No options have expired, and no dividends have been paid on common stock since our inception.

9. COMPUTATION OF NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Incremental shares of common stock equivalents were not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.

     Net loss per share is calculated as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic and diluted net loss per share:
Net loss	$(2,553)	$(4,962)	$(11,666)	$(15,310)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(3,707)	(3,969)	(12,611)	(11,761)
Less deemed dividend related to beneficial conversion feature	(46)	(47)	(138)	(139)

Net loss attributable to common stockholders	$(6,306)	$(8,978)	$(24,415)	$(27,210)

Weighted average common shares outstanding	35,368,759	35,191,836	35,340,089	34,861,229

Basic and diluted net loss per share	$(0.18)	$(0.26)	$(0.69)	$(0.78)

     The following table outlines the shares of common stock equivalents that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted net loss per share:

September 30,
2003

Unexercised stock options	13,803,391
Unexercised warrants	10,580,985
Mandatorily redeemable preferred stock convertible into common shares	30,454,848

Total potentially dilutive shares of common stock equivalents	54,839,224

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

     A memorandum of understanding has been reached by lawyers for the plaintiffs, the issuers and insurers of the issuers. The memorandum sets forth the terms of a proposed settlement, the principal components of which are (i) a release of all claims against the issuers and their officers and directors, (ii) the assignment by the issuers to the plaintiffs of certain claims the issuers may have against the Underwriters and (iii) an undertaking by the insurers to ensure the plaintiffs receive not less than $1 billion in connection with claims against the Underwriters. Our board of directors has approved the memorandum of understanding. To be binding, the settlement must be approved by substantially all the issuers and thereafter submitted to and approved by the court. The settlement will not be binding upon any plaintiffs electing to opt-out of the settlement. We do not anticipate that this litigation will have an adverse material impact on us.

     On September 20, 2002, one of our shareholders, Metropolitan Nashville Employee Benefit Board (“Metro Nashville”), filed suit against us, alleging that we wrongfully and improperly delayed providing them with a stock certificate and that during the time of such delay our stock price declined and they were unable to sell or to take steps to protect the value of their shares. Metro Nashville seeks compensatory damages in excess of $18 million, plus interest, and punitive damages of $18 million. Discovery has begun. We believe the lawsuit is without merit and are vigorously opposing the allegations. We cannot predict the outcome of this litigation with any certainty.

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

     On October 9, 2003, we filed a lawsuit against SBC Communications, Inc. and several of its subsidiaries (collectively, “SBC”) in federal court in Texas, where both SBC and we do business. The lawsuit alleges SBC’s violation of the federal antitrust laws, the Racketeering Influenced Corrupt Organizations Act (RICO), the Lanham Act, and other federal and state laws. The complaint seeks damages and an injunction against SBC. We cannot predict the outcome of this litigation with any certainty.

     On October 2, 2003, the Federal Communications Commission’s decision in FCC CC Docket No. 01-338 (referred to as the “Triennial Review”) became effective. That decision establishes a new framework for identifying and ordering unbundled network element access to incumbent local telephone company networks. In particular, the Federal Communications Commission (“FCC”) made a national finding that companies like us were entitled to unbundled access to the constituent components of the Unbundled Network Element Platform (“UNE-P”) to serve analog customers (what the FCC calls the “mass market”). The FCC’s regulatory framework does not require access to many unbundled network elements that had been previously ordered, particularly elements that would be utilized by entrants to provide “broadband” services, such as digital subscriber line (“DSL”). The FCC’s Triennial Review framework provides for state commission review of many of these network elements (including loops, transport, and switching) in 9-month proceedings, which have begun in many of the states in which we operate, as well as continuing review. We expect that state commissions will in the coming months engage in a detailed and fact-intensive review of the availability of UNE-P for the services we currently provide. The results of these state commission proceedings are uncertain at this time and the results will certainly impact our business. In particular, any state commission action that restricts the availability of UNE-P or any of its constituent network elements could have a material adverse impact on our business. In addition, several parties, including us, have filed appeals of the FCC’s Triennial Review Order, which have been consolidated in United States Telecom Ass’n. v. FCC, Nos. 00-0012, 03-1310 and consolidated cases, now pending before the D.C. Circuit. We intend to appeal the FCC’s standard for identifying unbundled network elements, the ostensible preemptive nature of the Order, and the FCC’s failure to recognize fully that section 271 obligates Bell operating companies that have obtained authorization to provide interLATA services have an obligation to provide unbundled loops, switching, transport and signaling, regardless of section 251 requirements. Verizon, SBC, Qwest and USTA have filed for a stay of the FCC’s rules related to UNE-P and other elements and have also requested that the D.C. Circuit issue an immediate writ of mandamus reversing the Triennial Review Order on these points. The impact of any such stay or grant of mandamus is uncertain at this time, but any such action that results in the vacating of any unbundling rules could have an immediate and adverse impact upon our business. BellSouth and other parties have filed petitions before the FCC for reconsideration of the Triennial Review Order on section 271 grounds and broadband unbundling rules; granting of any of those petitions in whole or in part similarly could impact our business.

     In the ordinary course of business, we are involved in legal and regulatory proceedings, disputes and tax audits at the federal, state and local level that are generally incidental to our ongoing operations. In addition, from time to time, we are the subject of customer and vendor complaints filed with the state utility commissions of the states in which they operate or the Federal Communications Commission. Most complaints, are handled informally, and at this time, there are no formal proceedings pending. While there can be no assurance of the ultimate disposition of incidental legal proceedings or customer complaints, we do not believe their disposition will have a material adverse effect on our consolidated results of operations or financial position.

11. SEGMENT REPORTING

     We have two reportable operating segments: retail services and wholesale services. Prior to April 2002 we had only one reportable segment, our retail services segment.

     The retail services segment includes our Z-LineHOME and Z-LineBUSINESS services, which are bundled local and long-distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet and certain personal digital assistants. We offer Z-LineHOME and Z-LineBUSINESS in 47 states. Our customers are concentrated primarily in metropolitan areas in 10 states for both our Z-LineHOME and Z-LineBUSINESS services. The retail segment also includes our Touch 1 residential long-distance offering that is available nationwide.

     The wholesale services segment is the segment of our business whereby we facilitate other telephone companies offering telephone exchange and enhanced services to their own residential and small business customers using us as their primary platform for delivery. This service is currently available in 47 states. Sprint is currently our primary wholesale services customer.

     We evaluate the performance of each operating segment based on operating income, exclusive of adjustments for special items. Special items are transactions or events that are included in our reported consolidated results but are excluded from segment results due to management’s belief that they are nonrecurring or nonoperational in nature. It is also important to understand when viewing our segment results that we only record direct expenses in our wholesale services segment and, therefore, all employee benefits, occupancy, insurance, and other indirect or overhead related expenses are reflected in the retail services segment. We are in the process of reviewing and possibly adopting a methodology for internal reporting purposes that would allocate these indirect and overhead related expenses to the respective segment or possibly separating these expenses from the reported segments.

     The following tables summarize the financial information concerning our reportable segments for the periods presented:

	Three months ended September 30, 2003			Three months ended September 30, 2002

	Retail	Wholesale		Retail	Wholesale
	Services	Services	Consolidated	Services	Services	Consolidated

Revenues	$52,793	$28,661	$81,454	$46,688	$12,027	$58,715
Segment results	$(5,139)	$8,907	$3,768	$(3,294)	$4,336	$1,042
Depreciation and amortization	$5,207	$630	$5,837	$5,596	$573	$6,169
Capital expenditures	$1,685	$263	$1,948	$1,609	$328	$1,937

	Nine months ended September 30, 2003			Nine months ended September 30, 2002

	Retail	Wholesale		Retail	Wholesale
	Services	Services	Consolidated	Services	Services	Consolidated

Revenues	$154,080	$57,525	$211,605	$159,527	$18,681	$178,208
Segment results	$(12,235)	$19,165	$6,930	$(7,310)	$5,189	$(2,121)
Depreciation and amortization	$16,004	$1,862	$17,866	$16,840	$911	$17,751
Capital expenditures	$7,265	$466	$7,731	$5,799	$7,907	$13,706
Identifiable assets	$80,931	$12,320	$93,251	$96,376	$10,335	$106,711

     All 2003 and 2002 consolidated segment results reconcile to the consolidated financial information above with the exception of the segment results reconciled below:

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002

Reconciliation of segment results to net loss
Consolidated segment operating income (loss)	$3,768	$1,042	$6,930	$(2,121)
Retroactive reduction to network access rate	—	—	—	8,981
Asset impairment charge	—	—	—	(1,129)
Wholesale development costs	—	—	—	(1,081)
Restructuring charge	—	—	—	(1,861)
Depreciation and amortization	(5,837)	(6,169)	(17,866)	(17,751)
Interest and other income	494	1,179	1,658	2,663
Interest and other expense	(978)	(1,014)	(2,388)	(3,011)

Net loss	$(2,553)	$(4,962)	$(11,666)	$(15,310)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     You should read the following discussion together with the consolidated financial statements and related notes and other sections of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words “believe,” “anticipate,” “intend,” “expect,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, rapid expansion, potential software failures and errors, power failures, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, dependence on key personnel, dependence on key wholesale customers, uncertainty of government regulation, legal and regulatory uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement. In addition to these factors, other factors that could affect our financial results are described in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2003.

OVERVIEW

     We provide advanced, integrated telecommunications services targeted to residential and small business subscribers. We offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet and certain personal digital assistants.

     We began providing our services on a wholesale basis to others during the first quarter of 2002. This service enables other companies to provide local, long-distance and enhanced telephone services to residential and small business customers by utilizing our telephone exchange services, enhanced services platform, infrastructure and back-office operations. The nature of our business is evolving, and we have a limited operating history.

CONSOLIDATED RESULTS OF OPERATIONS

     The following is a discussion of significant changes in our results of operations, which occurred in the three and nine months ended September 30, 2003 compared to the same periods in the prior year. The following table summarizes the approximate changes in selected operating items and includes dollar changes, percentage changes and percentage of revenues to facilitate our discussions that follow.

	For the three months ended		Amount	Percentage
	September 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2003	2002	(Unfavorable)	(Unfavorable)	2003	2002

	(In Millions)
Results of Operations:
Revenues	$81.5	$58.7	$22.8	38.8%	100.0%	100.0%

Operating expenses:
Network operations	38.5	23.8	(14.7)	(61.8)%	47.3%	40.6%
Sales and marketing	3.6	2.2	(1.4)	(63.6)%	4.4%	3.7%
General and administrative	35.6	31.7	(3.9)	(12.3)%	43.7%	54.0%
Depreciation and amortization	5.8	6.2	0.4	6.5%	7.1%	10.6%

Total operating expenses	83.5	63.9	(19.6)	(30.7)%	102.5%	108.9%

Operating loss	(2.0)	(5.2)	3.2	61.5%	(2.5)%	(8.9)%

Nonoperating income (expense):
Interest and other income	0.5	1.2	(0.7)	(58.3)%	0.6%	2.0%
Interest and other expense	(1.0)	(1.0)	—	—%	(1.2)%	(1.7)%

Total nonoperating income (expense)	(0.5)	0.2	(0.7)	(350.0)%	(0.6)%	0.3%

Net loss	(2.5)	(5.0)	2.5	50.0%	(3.1)%	(8.5)%
Less mandatorily redeemable convertible preferred stock dividends and accretion	(3.7)	(3.9)	0.2	5.1%	(4.5)%	(6.6)%
Less deemed dividend related to beneficial conversion feature	(0.1)	(0.1)	—	—%	(0.1)%	(0.2)%

Net loss attributable to common stockholders	$(6.3)	$(9.0)	$2.7	30.0%	(7.7)%	(15.3)%

Cash Flow Data:
Net cash provided by operating activities	$3.9	$7.8	$(3.9)	(50.0)%	*	*
Net cash used in investing activities	(1.9)	(1.9)	—	—%	*	*
Net cash used in financing activities	(1.6)	(1.5)	(0.1)	(6.7)%	*	*

Net increase in cash and cash equivalents	$0.4	$4.4	$(4.0)	(90.9)%	*	*

*     Not meaningful

	For the nine months ended		Amount	Percentage
	September 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2003	2002	(Unfavorable)	(Unfavorable)	2003	2002

	(In Millions)
Results of Operations:
Revenues	$211.6	$178.2	$33.4	18.7%	100.0%	100.0%

Operating expenses:
Network operations	95.5	69.9	(25.6)	(36.6)%	45.1%	39.2%
Sales and marketing	14.7	8.2	(6.5)	(79.3)%	6.9%	4.6%
General and administrative	94.5	93.3	(1.2)	(1.3)%	44.6%	52.3%
Asset impairment charge	—	1.1	1.1	100.0%	—%	0.6%
Wholesale development costs	—	1.0	1.0	100.0%	—%	0.6%
Restructuring expense	—	1.9	1.9	100.0%	—%	1.1%
Depreciation and amortization	17.9	17.8	(0.1)	(0.6)%	8.5%	10.0%

Total operating expenses	222.6	193.2	(29.4)	(15.2)%	105.1%	108.4%

Operating loss	(11.0)	(15.0)	4.0	26.7%	(5.1)%	(8.4)%

Nonoperating income (expense):
Interest and other income	1.7	2.7	(1.0)	(37.0)%	0.8%	1.5%
Interest and other expense	(2.4)	(3.0)	0.6	20.0%	(1.1)%	(1.7)%

Total nonoperating expense	(0.7)	(0.3)	(0.4)	(133.3)%	(0.3)%	(0.2)%

Net loss	(11.7)	(15.3)	3.6	23.5%	(5.4)%	(8.6)%
Less mandatorily redeemable convertible preferred stock dividends and accretion	(12.6)	(11.8)	(0.8)	(6.8)%	(6.0)%	(6.6)%
Less deemed dividend related to beneficial conversion feature	(0.1)	(0.1)	—	—%	(0.1)%	(0.1)%

Net loss attributable to common stockholders	$(24.4)	$(27.2)	$2.8	10.3%	(11.5)%	(15.3)%

Cash Flow Data:
Net cash provided by operating activities	$10.0	$13.0	$(3.0)	(23.1)%	*	*
Net cash used in investing activities	(7.7)	(14.1)	6.4	45.4%	*	*
Net cash used in financing activities	(3.8)	(4.3)	0.5	11.6%	*	*

Net decrease in cash and cash equivalents	$(1.5)	$(5.4)	$3.9	72.2%	*	*

*     Not meaningful

     Revenues. Revenues increased by $22.8 million to $81.5 million for the three months ended September 30, 2003, compared to $58.7 million the prior year period.

     Revenues increased by $33.4 million to $211.6 million for the nine months ended September 30, 2003, compared to $178.2 million the prior year period.

     The following table, in millions, provides a summary of our revenues:

	For the three months ended		For the nine months ended
	September 30,		September 30,

Type of Revenues	2003	2002	2003	2002

Bundled Service UNE-P	$50.4	$42.5	$146.1	$147.8
1+ Long Distance Services	2.4	4.2	8.0	11.7
Wholesale Services	28.7	12.0	57.5	18.7

Total	$81.5	$58.7	$211.6	$178.2

     The increase in revenue was primarily a result of increases of $16.7 and $38.8 million in our wholesale services revenue for the three and nine months ended September 30, 2003, respectively. These increases were primarily a result of increased revenues from our new contract with Sprint, signed in February 2003, and were partially offset by the decreases in MCI’s wholesale service revenues compared to the prior year periods. The revenue from our Z-LineHOME and Z-LineBUSINESS (“Bundled Service UNE-P”) lines increased by $7.9 million and decreased by $1.7 million for the three and nine months ended September 30, 2003, respectively, compared to the prior year periods. Additionally, the decrease in 1+ long distance (“1+”) lines in service, as a result of expected attrition in lines, contributed a decrease of $1.8 and $3.7 million for the three and nine months ended September 30, 2003, respectively, compared to the prior year periods.

     Our Bundled Service UNE-P accounts made up 61.8% and 69.1% of our total revenues for the three and nine months ended September 30, 2003, respectively, compared to 72.4% and 82.9% for the same periods in the prior year. These service offerings are currently available in 47 states. We expect Bundled Service UNE-P revenue to continue to increase as a percentage of retail revenues, relative to our 1+, but decrease as an overall percentage of total revenues because we expect continued growth in our wholesale service business.

     Network Operations. Our network operations expense primarily consists of fixed and variable transmission and unbundled network element platform expenses for interconnection with ILECs and transport and transmission services with IXCs.

     Network operations expense increased by $14.7 million to $38.5 million for the three months ended September 30, 2003, compared to $23.8 million the prior year period.

     Network operations expense increased by $25.6 million to $95.5 million for the nine months ended September 30, 2003, compared to $69.9 million the prior year period.

     Our network operations expense as a percentage of revenues, increased to 47.3% and 45.1% for the three and nine months ended September 30, 2003, respectively, compared to 40.6% and 39.2% in the prior year periods. Included in the prior year is a $9.0 million retroactive rate reduction for access rates that occurred in the second quarter of 2002. Excluding that for the nine months ended September 30, 2002, the network costs, as a percentage of revenues, was 44.3%. The increase in network operation expenses is primarily the result of an increase in our wholesale business, resulting in increases of $7.5 and $17.4 million for the three and nine months ended September 30, 2003, while our retail business’ network operations expense decreased $1.8 and $0.8 million for the same periods. We recorded a reduction to network operations expense for certain retroactive rate reductions and billing errors in the amounts of $2.5 million for the nine months ended September 30, 2003, $1.2 during the first quarter and $1.3 million recorded in the second quarter of 2003. Additionally, during the third quarter of 2003 we settled various disputes with Ameritech resulting in a reduction to network operations expense in the amount of $0.9 million.

     Sales and Marketing. Our sales and marketing expense primarily consists of brand awareness advertising, independent sales contractors one-time bounty and residual commissions, direct mail and salaries and benefit expenses paid to employees engaged in sales and marketing activities.

     Sales and marketing expense increased $1.4 million to $3.6 million for the three months ended September 30, 2003, compared to $2.2 million the prior year period.

     Sales and marketing expense increased $6.5 million to $14.7 million for the nine months ended September 30, 2003, compared to $8.2 million the prior year period.

     The increase in sales and marketing expense is directly attributable to increased payments of one-time and recurring commissions to independent sales contractors, which increased by $1.8 and $6.9 million for the three and nine months ended September 30, 2003 compared to the prior year periods.

     We slowed our advertising levels and limited our independent sales contractor sales force during the third quarter of 2003, a significant change from the first two quarters of 2003, which saw an increase of sales and marketing efforts. During the third quarter of 2003, we changed the focus of our overall sales and marketing efforts toward Z-LineBUSINESS services, primarily through the addition of an in-house sales team dedicated to the effort and the recruitment of independent master sales contractors. This focus has provided us with the ability to leverage our national footprint by consolidating billing and providing local and long distance services to multi-location businesses while further diversifying our product offerings beyond residential and wholesale. Our business services have provided lower acquisition cost and we believe that the limited amount of sales and marketing dollars and resources were best spent focused on business rather than residential customer acquisition during the third quarter of 2003. During this time, we also changed our Z-LineHOME strategy to leverage the value of product differentiation through the use of the Personal Voice Assistant(TM) (“PVA”).

     In the coming quarters, our use of PVA as the sales strategy focus and product differentiator for our residential offering will become more apparent. We believe that this approach will allow us to reduce our acquisition costs by creating opportunities to partner with organizations that can provide us with strong distribution economics. We are also planning on leveraging PVA not only to improve communications but as a distribution and delivery strategy that involves ourselves and current customers providing PVA to others as a free trial via e-mail. Customers and independent sales contractors will be able to provide PVA as an introduction to our service offerings via on-line sign-up and communications. We believe this new approach, coupled with our new PVA community and recruiting of member-based organizations, will provide increased retail customers at a lower acquisition cost than we have experienced through the independent contractor acquisition process. Additionally, we have introduced new bundle and pricing points in an effort to expand the marketability of our offerings to consumers including variations of our PVA on a stand-alone basis. During the fourth quarter of 2003, we expect to introduce the sale of PVA in electronic stores. We will continue to build the overall awareness of our “Z” brand and explore alliances and ventures with other companies. We expect sales and marketing expense to stay relatively flat during the fourth quarter of 2003 compared to the third quarter, and we will continue to manage sales and marketing expense as a discretionary item to assist with managing our overall cash position. We are expecting to invest in sales and marketing at a level necessary to maintain our current retail line count and continue to grow the number of our business lines steadily.

     General and Administrative. General and administrative expense primarily consists of employee salaries and benefits, temporary services, bad debt expense, billing and collection costs, occupancy costs, and provisioning cost. Provisioning is the process of establishing us as the end-user’s primary carrier.

     General and administrative expense increased $3.9 million to $35.6 million for the three months ended September 30, 2003, compared to $31.7 million the prior year period. General and administrative expense improved by 10.3% to 43.7% of revenues for the three months ended September 30, 2003 compared to 54.0% the prior year period.

     General and administrative expense increased $1.2 million to $94.5 million for the nine months ended September 30, 2003, compared to $93.3 million the prior year period. General and administrative expense improved by 7.7% to 44.6% of revenues for the nine months ended September 30, 2003 compared to 52.3% the prior year period.

     The increase in our general and administrative expenses for the three months ended September 30, 2003 was primarily a result of the growth in wholesale lines from our agreement with Sprint and the increase in our retail lines in service compared to the prior year period.

     The overall increase in general and administrative expense for the nine months ended September 30, 2003 was a result of an increase of $7.5 million associated with the growth of our wholesale services and was off set by improved incremental costs and reductions to bad debt, resulting in a reduction of retail general and administrative expense of $6.3 million compared to the prior year period.

     Overall general and administrative expense as a percentage of revenue decreased for both the three and nine months ended September 30, 2003 compared to the prior year periods. The reduction of general and administrative expense as a percentage of revenue was the result of our ability to leverage our fixed costs across our growing wholesale and business offerings while reducing incremental costs by improving the overall quality of our residential customer base and lower cost-per-line to maintain a business line in comparison to a residential line. We anticipate general and administrative expenditures will continue to increase in the future to support our expanding service offerings, our expected increase in wholesale and business lines. We will continue to evaluate our operations for efficiencies and our employee staffing requirements as they relate to increased efficiencies or needs to expand or outsource. We expect to continue reductions to our general and administrative expense as a percentage of revenues and recognize that this reduction is necessary for our achievement of profitability and the generation of positive cash flow.

     Asset Impairment Charge. Asset impairment charges were $1.1 million for the nine months ended September 30, 2002. In April 2002, we announced a restructuring plan that included a reduction in force and the closure of the North Dakota call centers resulting in an asset impairment charge totaling $1.1 million for property, plant, and equipment sold in conjunction with the settlement of the leases in these locations.

     Wholesale development costs. Wholesale development costs were $1.0 million for the nine months ended September 30, 2002. We incurred these costs, related to the initiation of our wholesale services offerings, during the first quarter of 2002.

     Restructuring Expense. Restructuring expenses were $1.9 million for the nine months ended September 30, 2002. In April 2002, we approved and implemented a restructuring to enhance our future cash flows and operating earnings. The restructuring included a reduction of force, coupled with the closure of our North Dakota call centers and our New York sales office. In accordance with Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other costs to Exit an Activity,” the restructuring costs were recognized as liabilities at the time management committed us to the plan. Management determined that these costs provided no future economic benefit to us.

     The restructuring charge includes termination benefits and lease abandonment costs. In addition, we agreed to a settlement to exit the two leases for our call centers in North Dakota as of July 1, 2002. All termination benefits and settlements to exit our lease in North Dakota were paid as of December 31, 2002. We have recorded a lease abandonment charge representing the future lease cash payments for our New York office as a liability and these payments are scheduled to continue monthly through August 2005. As of September 30, 2003 we had an accrual recorded in the amount of $0.4 million remaining for this restructuring charge.

     Depreciation and Amortization. Depreciation and amortization expense decreased by $0.4 million to $5.8 million for the three months ended September 30, 2003, compared to $6.2 million the prior year period.

     Depreciation and amortization expense increased $0.1 million to $17.9 million for the nine months ended September 30, 2003, compared to $17.8 million the prior year period.

     The relatively small changes in depreciation and amortization expense for the three and nine months ended September 30, 2003 are primarily a result of fixed asset purchases remaining relatively flat during 2003. We anticipate a flat to slightly increased depreciation and amortization expense for the remainder of 2003 depending on our requirements to purchase additional computer equipment, switching equipment, furniture and leasehold improvements as a result of our retail line growth, the line growth of our wholesale services clients and the introduction of new services.

     Interest and Other Income. Interest and other income decreased $0.7 million to $0.5 million for the three months ended September 30, 2003, compared to $1.2 million the prior year period.

     Interest and other income decreased $1.0 million to $1.7 million for the nine months ended September 30, 2003, compared to $2.7 million the prior year period.

     Interest and other income consists of interest charged to our Bundled Service UNE-P customers for not paying their bills on time and income from interest earned from our cash balance. The decrease for 2003 was primarily due to our having fewer average customers in service compared to the prior year periods and our improved subscriber management activities.

     Interest and Other Expense. Interest and other expense was $1.0 million for both the three months ended September 30, 2003 and 2002.

     Interest and other expense decreased $0.6 million to $2.4 million for the nine months ended September 30, 2003, compared to $3.0 million the prior year period.

     Our interest expense is a result of late fees for vendor payments, charges related to our RFC Capital Corporation (“RFC”) accounts receivable agreement, capital leases and our debt obligations. The overall decrease for the nine months in interest and other expense is a result of our overall increased liquidity in 2003 compared to the prior year period that allowed us to make more timely payments of our operating expenses while simultaneously reducing our reliance on our RFC accounts receivable agreement during the year. We also have less outstanding term debt obligations, which has contributed to lower interest payments. We anticipate that interest expense will decrease in the near future as we continue to reduce our debt obligations and improve our cash flow from operating activities. This decrease may be offset to the extent that we are able to borrow money to support growth through new funding sources and to finance any significant capital expenditures necessary to grow our business in the future. We expect the continued utilization of our RFC accounts receivable agreement, at least through July 2004, the current maturity date of the existing agreement.

     Income Tax Benefit. No provision for federal or state income taxes has been recorded due to the full valuation allowance recorded against the deferred tax asset for the three and nine months ended September 30, 2003 and 2002.

     Net Loss. Our net loss improved by $2.5 million to a loss of $2.5 million for the three months ended September 30, 2003, compared to net loss of $5.0 million the prior year period.

     Our net loss improved $3.6 million to a loss of $11.7 million for the nine months ended September 30, 2003, compared to a net loss of $15.3 million the prior year period.

     Net Loss Attributable to Common Stockholders. Our net loss attributable to common stockholders improved $2.7 million to a loss of $6.3 million for the three months ended September 30, 2003, compared to a loss of $9.0 million the prior year period.

     Our net loss attributable to common stockholders improved $2.8 million to a loss of $24.4 million for the nine months ended September 30, 2003, compared to a loss $27.2 million the prior year period.

     This primary reasons for this decrease are discussed above, however, the change in the accumulation of dividends and accretion of the preferred stock further improved our net loss attributable to common stockholders by $0.2 million for the three months ended September 30, 2003 and an offset the improvement by $0.8 million for the nine months ended September 30, 2003.

RESULTS OF OPERATIONS BY SEGMENT

     Management evaluates the performance of each segment based on operating income, excluding depreciation and amortization and adjustments for special items. Special items are transactions or events that are included in our reported consolidated results but are excluded from segment results due to their nonrecurring or nonoperational nature. We have detailed these special items in footnote 13 — Segment Reporting and any other excluded items to reconcile to net loss as reported in our consolidated statement of operations. In addition, when changes in our business affect the comparability of current versus historical results, we will adjust historical operating information to reflect the current business structure.

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

	Three months ended September 30, 2003			Three months ended September 30, 2002

	Retail	Wholesale	Consolidated	Retail	Wholesale	Consolidated
	Services	Services	Results	Services	Services	Results

Revenues	$52.8	$28.7	$81.5	$46.7	$12.0	$58.7

Operating expenses:
Network operations	26.1	12.4	38.5	18.9	4.9	23.8
Sales and marketing	3.6	—	3.6	2.2	—	2.2
General and administrative	28.2	7.4	35.6	28.9	2.8	31.7

Total operating expenses	57.9	19.8	77.7	50.0	7.7	57.7

Segment results	$(5.1)	$8.9	$3.8	$(3.3)	$4.3	$1.0

	Nine months ended September 30, 2003			Nine months ended September 30, 2002

	Retail	Wholesale	Consolidated	Retail	Wholesale	Consolidated
	Services	Services	Results	Services	Services (1)	Results

Revenues	$154.1	$57.5	$211.6	$159.5	$18.7	$178.2

Operating expenses:
Network operations	71.6	23.9	95.5	72.4	6.5	78.9
Sales and marketing	14.7	—	14.7	8.1	—	8.1
General and administrative	80.0	14.4	94.4	86.3	7.0	93.3

Total operating expenses	166.3	38.3	204.6	166.8	13.5	180.3

Segment results	$(12.2)	$19.2	$7.0	$(7.3)	$5.2	$(2.1)

(1)	We began our wholesale services business in April of 2002. Therefore, there was not a wholesale services line of business in the first quarter of 2002.

Retail Services Segment

     The following table, in millions, provides our retail services segment for the periods presented.

	Retail Services Segment

	For the three months ended		Amount	Percentage
	September 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2003	2002	(Unfavorable)	(Unfavorable)	2003	2002

Revenues	$52.8	$46.7	$6.1	13.1%	100.0%	100.0%

Operating expenses:
Network operations	26.1	18.9	(7.2)	(38.1)%	49.4%	40.5%
Sales and marketing	3.6	2.2	(1.4)	(63.6)%	6.8%	4.7%
General and administrative	28.2	28.9	0.7	2.4%	53.4%	61.9%

Total operating expenses	57.9	50.0	(7.9)	(15.8)%	109.6%	107.1%

Segment results	$(5.1)	$(3.3)	$(1.8)	(54.5)%	(9.6)%	(7.1)%

	For the nine months ended		Amount	Percentage
	September 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2003	2002	(Unfavorable)	(Unfavorable)	2003	2002

Revenues	$154.1	$159.5	$(5.4)	(3.4)%	100.0%	100.0%

Operating expenses:
Network operations	71.6	72.4	0.8	1.1%	46.5%	45.4%
Sales and marketing	14.7	8.1	(6.6)	(81.5)%	9.5%	5.1%
General and administrative	80.0	86.3	6.3	7.3%	51.9%	54.1%

Total operating expenses	166.3	166.8	0.5	0.3%	107.9%	104.6%

Segment results	$(12.2)	$(7.3)	$(4.9)	(67.1)%	(7.9)%	(4.6)%

     Revenues. Revenues increased by $6.1 million to $52.8 million for the three months ended September 30, 2003, compared to $46.7 million the prior year period.

     Revenues decreased by $5.4 million to $154.1 million for the nine months ended September 30, 2003, compared to $159.5 million the prior year period.

     The increase in revenue for the three months is primarily attributable to an increase in the Bundled Service UNE-P revenue. The average number of Bundled Service UNE-P lines in service increased by 48,000 lines to 247,000 for the three months ended September 30, 2003, compared to 199,000 for the prior year period. Although the average lines in service were higher, the revenue per line decreased by $3 to $68 per line for the three months ended September 30, 2003, compared to $71 per line in the prior year period. This decrease per line is a result of a rate reduction in access billings that occurred in June 2003, coupled with the increased number of customers on our unlimited domestic long distance product. Our 1+ revenues decreased $1.8 million to $2.4 million for the three months ended September 30, 2003, compared to $4.2 million the prior year period, offsetting the overall increase in retail revenue.

     The decrease in revenue for the nine months ended September 30, 2003, is primarily a result of 1+ revenues decreasing by $3.7 million to $8.0 million compared to $11.7 million the prior year period. Additionally, the rate reduction in access billing and the increased number of customers on our unlimited calling plan has reduced our Bundled Service UNE-P revenue by $1.7 million to $146.1 million for the nine months ended September 30, 2003, compared to $147.8 million the prior year period. The average lines in service increased by 15,000 to 245,000 average Bundled Service UNE-P lines in service for the nine months ended September 30, 2003, compared 230,000 lines the prior year period. Our average monthly revenue per line decreased by $5 per line to $66 per line for the nine months ended September 30, 2003, compared to $71 per line the prior year period.

     The trend of our Bundled Service UNE-P lines for the three and nine months ended September 30, 2003 is important to understanding our overall revenue trend. Our lines for both the three months ended September 30, 2003 and 2002 trended downward. The difference was a reduction of 25,000 lines to 237,000 at September 30, 2003, compared to a reduction of 14,000 lines to 195,000 lines at September 30, 2002. For the nine months ended September 30, 2003 Bundled Service UNE-P lines began at 203,000 and increased during the first and second quarter to 262,000 at June 30, 2003 and then decreased to 237,000 during the third quarter of 2003. This compares to a steady decrease in Bundled Service UNE-P lines for the nine months ended September 30, 2002, beginning with 254,000 and decreasing to 195,000 at September 30, 2002.

     The trends in retail line count discussed in the prior paragraph were the result of focusing our efforts on establishing and growing our wholesale services business during 2002 and improving our internal processes rather than growing lines. We changed our primary focus to increasing our line growth for our retail services in the fourth quarter of 2002 and continued that growth through the second quarter of 2003. In the third quarter of 2003, we decreased our sales and marketing activity and focused on our wholesale and business services and increased our subscriber management activities and customer acceptance policies for our residential business, which resulted in a decrease of lines but an improvement in operating costs to maintain those lines.

     We expect retail service revenues to continue to grow at a slower rate than our wholesale services revenues, resulting in retail services being a smaller percentage of total consolidated revenues for 2003 compared to 2002, but that retail revenue will still represent the majority of total consolidated revenues during 2003, and the number of business lines will continue to grow at faster rates, while the number of our residential lines are expected to stay relatively flat or decline slightly the remainder of 2003.

     Network Operations. Network operations expense increased by $7.2 million to $26.1 million for the three months ended September 30, 2003, compared to $18.9 million the prior year period. Our network operations as a percentage of revenue increased by 8.9% to 49.4% for the three months ended September 30, 2003, compared to 40.5% in the prior year period.

     Network operations expense decreased by $0.8 million to $71.6 million for the nine months ended September 30, 2003, compared to $72.4 million the prior year period. Our network operations as a percentage of revenue increased by 1.1% to 46.5% for the nine months ended September 30, 2003, compared to 45.4% in the prior year period.

     The increase in network operations expense for the three months ended September 30, 2003 is primarily a result of having an additional 48,000 Bundled Service UNE-P lines in service compared to the prior year period. Our network operations expense as a percentage of revenues increased primarily as a result of the increased long distance usage as a result of the growth from our unlimited service and the mix of our customer base being spread across more states that have favorable pricing but not as favorable as the states in which we had customers in the prior year period. These increases have been offset by reductions to network operations as a result of improved internal operations and processes to minimize our network operations costs. The decrease of network operations for the nine months ended September 30, 2003 is primarily attributed to the $2.5 million of certain retroactive rate reduction and billing errors that have been offset by the increased average number of lines in service for the nine months of 15,000 lines and the increased usage of long distance services as a result of the growth in customers using our unlimited domestic long distance service. Additionally, during the third quarter of 2003 we settled various disputes with Ameritech that resulted in a reduction to network operations expense in the amount of $0.9 million.

     Sales and Marketing. Sales and marketing expense increased $1.4 million to $3.6 million for the three months ended September 30, 2003, compared to $2.2 million the prior year period.

     Sales and marketing expense increased $6.6 million to $14.7 million for the nine months ended September 30, 2003, compared to $8.1 million the prior year period.

     The increase in our sales and marketing for the three months ended September 30, 2003 compared to the prior year period was a result of increased commission payments of $1.9 million in 2003. This increase is primarily a result of the increased use of independent sales contractors during 2003 compared to the prior year period and the increased Bundled Service UNE-P lines in service from this sales channel. Our other sales and marketing expenses offset the increase of commission to improve our overall cash flow and plan the rollout of our new PVA residential strategy and focus on our business and wholesale services. The increase in sales and marketing for nine months ended September 30, 2003 compared to the prior year period was a result of our decision to grow retail lines aggressively during first half of 2003 prior to our reduction of these expenses during the third quarter of 2003.

     Historically, we have used advertising and independent sales contractors to drive the growth of our retail residential lines. While this channel will continue to contribute to our growth, we are also focusing on leveraging the use of our PVA product to market our residential lines, as outlined in more detail above in the consolidated sales and marketing section. We expect to continue focusing on our business lines and have built an internal sales force and independent sales contractors network to increase our growth the remainder of 2003 and during 2004. We expect next quarter’s sales and marketing expenses to stay relatively consistent with the current quarter but to the extent that we have excess cash available, we may fund sales and marketing efforts as a discretionary item in order to manage our overall financial results and cash flow.

     General and Administrative. General and administrative expense decreased $0.7 million to $28.2 million for the three months ended September 30, 2003, compared to $28.9 million the prior year period. As a percentage of revenues, general and administrative expense decreased by 8.5% to 53.4% of revenues in 2003, compared to 61.9% in the prior year period.

     General and administrative expense decreased $6.3 million to $80.0 million for the nine months ended September 30, 2003, compared to $86.3 million the prior year period. As a percentage of revenues, general and administrative expense decreased by 2.2% to 51.9% of revenues in 2003, compared to 54.1% in the prior year period.

     The decrease in general and administrative expense for the three months ended September 30, 2003 was primarily a result of the following items:

•	$1.8 million increase in payroll expense as a result of adding employees to support our increased lines in service and our new business services;

•	$1.7 million decrease to bad debt expense as result of our improved customer acceptance process and subscriber management activities and the sale of previously written-off receivables, which resulted in a reduction to our bad debt expense of $1.0 million; and

•	$1.0 million decrease in tax expense as a result of certain tax accruals recorded in the prior year;

     The remaining differences are made up of various immaterial items.

     The decrease in general and administrative expense for the nine months ended September 30, 2003 was primarily a result of the following items:

•	$6.1 million increase in payroll expenses as a result of adding employees to support our increased lines in service and our new business services;

•	$2.0 million increase in contract development for work on new products and various improvements and updates to our retail service offerings;

•	$1.6 million increase in health insurance, and other insurance items as a result of the increase cost to cover employee health expenses and the increased insurance cost of being a public company;

•	$9.9 million decrease to bad debt expense as result of our improved customer acceptance process and subscriber management activities and the sale of previously written-off receivables, which resulted in a reduction to our bad debt expense of $1.0 million;

•	$2.5 million decrease in ILEC credits that we received on ILEC bills for the failure of the ILECs to meet certain regulatory requirements for the service provided to unbundled network element platform customers;

•	$4.0 million decrease in tax expense for certain tax accruals made in the prior year;

•	$1.0 million decrease in billing expense as a result of renegotiating our contracts and improved billing practices; and

•	$1.4 million increase to other general and administrative charges that are primarily higher due to our increased payroll and slightly higher lines in services during 2003 compared to 2002.

     We expect residential lines to remain flat to slightly lower the remainder of 2003, while we focus on growing our business lines. We also expect general and administrative expense to decrease as a percentage of revenues as we continue to further leverage certain elements of our fixed cost structure, although we expect a small increase in total expenses as we incur more charges for incremental costs such as billing, collection, and headcount related expenses for the remainder of 2003 and increased non-direct wholesale expenses.

     Included in the retail services general and administrative expense is all employee benefits, occupancy, insurance, and other indirect or overhead-related expenses, including wholesale service-related costs, as only direct costs are recorded in our wholesale services segment. We are in the process of reviewing and possibly adopting a methodology for internal reporting purposes that would allocate these indirect and overhead related expenses to the respective segments or possibly separating these expenses from each segment. We expect that our retail services business will grow at a slower rate than our wholesale services during the remainder of 2003 and therefore, will represent a smaller percentage of consolidated general and administrative expense.

Wholesale Services Segment

     The following table, in millions, provides our wholesale services segment for the periods presented:

	Wholesale Services Segment

	For the three months ended		Amount	Percentage
	September 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2003	2002	(Unfavorable)	(Unfavorable)	2003	2002

Revenues	$28.7	$12.0	$16.7	139.2%	100.0%	100.0%

Operating expenses:
Network operations	12.4	4.9	(7.5)	(153.1)%	43.2%	40.8%
General and administrative	7.4	2.8	(4.6)	(164.3)%	25.8%	23.3%

Total operating expenses	19.8	7.7	(12.1)	(157.1)%	69.0%	64.2%

Segment results	$8.9	$4.3	$4.6	107.0%	31.0%	35.8%

	For the nine months ended		Amount	Percentage
	September 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2003	2002 (1)	(Unfavorable)	(Unfavorable)	2003	2002

Revenues	$57.5	$18.7	$38.8	207.5%	100.0%	100%

Operating expenses:
Network operations	23.9	6.5	(17.4)	(267.7)%	41.6%	34.8%
General and administrative	14.4	7.0	(7.4)	(105.7)%	25.0%	37.4%

Total operating expenses	38.3	13.5	(24.8)	(183.7)%	66.6%	72.2%

Segment results	$19.2	$5.2	$14.0	269.2%	33.4%	27.8%

     Revenues. Revenues increased by $16.7 million to $28.7 million for the three months ended September 30, 2003, compared to $12.0 million the prior year period.

     Revenues increased by $38.8 million to $57.5 million for the nine months ended September 30, 2003, compared to $18.7 million the prior year period.

     We signed our wholesale services agreement with Sprint in February of 2003. Sprint contributed $22.7 million and $34.9 million of revenue for the three and nine months ended September 30, 2003, respectively. MCI revenue decreased by $6.1 million and increased by $3.4 million for the three and nine months ended September 30, 2003, respectively, compared to the prior year periods. On August 7, 2003, we amended our contract with MCI to terminate the contract on December 31, 2003. On August 15, 2003, MCI provided us with notice that they were terminating the contract effective October 15, 2003. As a result of these events, we accelerated the recognition of deferred revenue to the termination date of October 15, 2003. Prior to MCI’s decision to terminate the agreement early, this revenue was being recognized ratably over the life of the agreement with an original termination date of December 31, 2005. During the third quarter of 2003 we recognized an additional $3.7 million of revenue as a result of the termination notice from MCI. This increase in revenue while MCI is decreasing its activity with us is a result of the recognition of revenue over the life of the contract as required under GAAP for certain payments of cash received at the inception of the contract. As a result of this treatment, our revenues have increased, however, there was no increase to our cash for this revenue as it was already paid in prior periods. This also resulted in there being only $1.6 million of short-term deferred revenue attributable to MCI recorded at September 30, 2003. The deferred revenue will be recognized during the fourth quarter of 2003.

     Our business development group is actively pursuing other potential wholesale partners and working to develop new wholesale services. We expect wholesale services to continue to grow and continue to be a larger percentage of overall revenues for the remainder of 2003 and compared to the prior year period.

     Network Operations. Network operations expense increased by $7.5 million to $12.4 million for the three months ended September 30, 2003, compared to $4.9 million the prior year period.

     Network operations expense increased by $17.4 million to $23.9 million for the nine months ended September 30, 2003, compared to $6.5 million the prior year period.

     The increase in network operations is the result of increased wholesale lines in service for both the three and nine months ended September 30, 2003 compared to the prior year periods. We expect this expense to vary depending on each individual wholesale contract. We incur these expenses in leasing unbundled network elements from the ILECs, long distance services and certain other costs associated with providing on going telecommunications services. We use these elements in providing our telephone exchange services to our wholesale customers. Certain wholesale customers may not utilize this service or may use this service for only a limited period of time under the contract. Therefore, it is difficult to anticipate the change to this expense during 2003. Since our wholesale pricing incorporates a direct return of these expenses under our current wholesale service agreements, an increase or decrease in these costs has no impact on our net income.

     General and Administrative. General and administrative expense increased $4.6 million to $7.4 million for the three months ended September 30, 2003, compared to $2.8 million the prior year period.

     General and administrative expense increased $7.4 million to $14.4 million for the nine months ended September 30, 2003, compared to $7.0 million the prior year period.

     The significant components of this expense mirror our consolidated expenses, however, we only isolated as wholesale expense those expenses that are directly associated with our wholesale services activity. Therefore, we have not allocated any indirect or overhead expenses, such as employee benefits, occupancy, insurance or other similar expenses to the wholesale services segment. These expenses are all currently included in the retail services segment. The increase in general and administrative expenses is a result of increased wholesale lines in service and providing additional services during 2003 that were not provided in 2002.

     The increase in general and administrative expense is the result of increased payroll expense, outsourcing of certain functions to limit our cost exposure and increased non-recurring provisioning expenses to establish service for our wholesale customers. We expect to steadily increase headcount to support our existing growing wholesale customer and the addition of new wholesale customers expected in the coming quarters. We may transfer existing employees from our retail services to wholesale services. As a result of this growth, we expect general and administrative expense to increase in total dollars and as a percentage of our consolidated expenses. We have not recorded any bad debt expense for wholesale services and have not had any writeoffs of receivables. We will continue to monitor our wholesale services and determine the appropriate bad debt methodology based on each individual wholesale contract, but we do not expect any material changes to our approach, as under our current agreements, we receive a substantial portion of our payments from our wholesale services customers in advance.

LIQUIDITY AND CAPITAL RESOURCES

     The competitive local telecommunications service business is traditionally considered to be a capital-intensive business, owing to the significant investments required in building fiber optic communication networks and the colocation of switching and transmission equipment in incumbent local exchange carriers’ central offices. Although we will continue to make capital expenditures, we do not expect that the growth of our business will require the levels of capital-investment in fiber optics and switches that existed in historical telecommunications facilities-based models. However, we are exploring certain next generation networks that would be more capital-intensive in nature than our historical capital expenditures and would involve the purchasing of switches and other equipment. We continue to devote a significant amount of our capital resources to continued operations, software development, new service offerings and sales and marketing efforts.

     We have incurred accumulated losses since our inception as a result of developing our business, research and development, building and maintaining network infrastructure and technology, sales and promotion of our services, and administrative expenditures. As of September 30, 2003, we had an accumulated deficit of $314.4 million and $14.5 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, a sale-leaseback credit facility, sales of accounts receivable and an initial public offering. We intend to continue building our organization in anticipation of future growth and believe that our operating expenditures will also continue to increase.

     Our net cash provided by operating activities decreased by $3.0 million to $10.0 million for the nine months ended September 30, 2003, compared to $13.0 million the prior year period. The decrease in operating activities is primarily a result of the reduction to accounts payable and accrued liabilities by $7.3 million, a decrease in cash from the improved net loss after reconciling non-cash items totaling $3.3 million and a $6.0 million improvement from collections of receivables. Included in our accounts receivable collections was the payment of $0.6 million related to a $1.0 million sale of old previously written-off receivables. We received the additional $0.4 million in October. The remaining differences are a result of other changes in working capital.

     Included in our net cash provided by operating activities was the sale of $43.3 million and $94.8 million of receivables, for net proceeds of $34.2 million and $77.0 million, for the nine months ended September 30, 2003 and 2002, respectively. A net receivable servicing asset of $12.9 is included in accounts receivable and $5.2 million of advances on unbilled receivables are included in accounts payable and accrued liabilities as of September 30, 2003. The costs relating to the RFC receivable financing agreement of $0.7 and $1.0 million are included in interest and other expense for nine months ended September 30, 2003 and 2002, respectively.

     Our net cash used in investing activities improved by $6.4 million to $7.7 million for the nine months ended September 30, 2003 compared to $14.1 million the prior year period. Nearly all the improvement was attributable to the purchasing of less property and equipment during 2003 and the financing of $1.3 million of equipment purchases during the third quarter. We expect to maintain similar levels of purchases of property and equipment but may invest in additional resources if additional cash is available as a result of our improved operating activities or if we secure another significant wholesale services customer.

     Our net cash used in financing activities improved by $0.5 million to $3.8 million for the nine months ended September 30, 2003, compared to $4.3 million the prior year period. This improvement is primarily a result of receiving the repayment of $0.5 million from an executive who is also a member of the board of directors in fulfillment of a note payable for the issuance of common stock, while payments on long-term debt and capital leases were flat. We expect to maintain a low amount of long-term debt but are currently in discussions to obtain additional financing and working to restructure our current accounts receivable agreement to an asset-based loan. Most of our existing debt has a fixed interest rate that is payable in monthly installments.

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

     We are currently under audit by the State of New York for our sales and use taxes. Although this process is still on going, we currently disagree on the calculation of sale and use tax on our bundled products. We have made accruals based on our best estimates of the facts, but are unable to determine the final outcome.

     We currently have agreements with two long distance carriers to provide transmission and termination services for all of our long distance traffic. These agreements generally provide for the resale of long distance services on a per-minute basis and contain minimum volume commitments. Although we have not fulfilled all of our volume commitments as outlined in one of these contracts for technical reasons, the carrier had originally not imposed any penalties as provided under the agreement. However, in October 2003, we received correspondence from WilTel Communications, Inc. (“WilTel) stating that they believe we are not fulfilling our minutes of use commitment with them under our agreement signed with them on February 22, 2003. They have alleged we owe them $3.1 million for our minutes-of-use commitment shortfall as of September 30, 2003. We have disputed this amount and believe that these charges are without merit and that WilTel was the cause for any shortfalls in minutes-of-use, they failed to provide the service under the agreement. Additionally, WilTel provided no notice of the alleged shortfalls as required under the contract. Finally, we also believe that WilTel has overbilled us for transport charges and owes us a credit for certain charges we incurred in order to utilize WilTel’s network as agreed to in our contract. We are continuing to work with this carrier to resolve this issue and do not expect a material adverse impact on our financial statements.

     We received a billing for $2.3 million from Verizon relating to the back-billing of dispatch charges believed to relate to the period from August 2000 to February 2002 and from March 2003 to September 2003. We do not know if this is the entire amount they will bill us for these back-billed charges. We have disputed these charges. We expect that if any of these charges are valid, a potion of these charges may be subject to being billed to our wholesale services customers for services that we provided under our contracts with them. We have not received any detail related to these charges from Verizon and therefore, are unable to determine their validity.

     In February 2003, we executed an agreement allowing the resale of our local wireline telecommunications services and provision of ancillary services with Sprint Communications Company L.P. (“Sprint”). Under this agreement, we will provide Sprint access to our Web-integrated, enhanced communications platform and operational support systems. This contract includes various per-minute, per-line, and other charges that are being recorded as revenue as earned. We are the primary obligor for underlying expenses that are included in connection with the agreement and therefore are recording revenues using a gross presentation, consistent with the method used for our wholesale services agreement with MCI. This method results in all per-line, per-minute and certain direct costs being recorded as revenues and the corresponding expenses recorded in the appropriate operating expense line. As a result of this accounting treatment, increases or decreases in pricing or volume that impact direct costs that are incurred in connection with this agreement would have no impact on net income, as the amount is recorded in an equivalent amount in both revenue and expense. Our wholesale services agreement with Sprint is non exclusive in nature.

     We are deferring $1.0 million of revenues for pre-contract payments by recognizing this amount ratably over the life of the agreement. Additionally, we received a $1.0 million payment that we have returned $0.8 million to Sprint as a bill credit during the third quarter of 2003 for the achievement of reaching certain line-count thresholds. As of September 30, 2003, there was $0.2 million of the stimulus payment remaining which is recorded in short-term deferred revenue. We expect this amount to be returned to Sprint via bill credits in the fourth quarter of 2003.

     On August 7, 2003, we amended our contract with MCI to terminate the contract on December 31, 2003. On August 15, 2003, MCI provided us with notice that they were terminating the contract effective October 15, 2003. As a result of these events, we accelerated the recognition of deferred revenue to the termination date of October 15, 2003. Prior to this, we were recognizing the deferred revenue ratably over the life of the agreement with a termination date of December 31, 2005. During the third quarter of 2003 we recognized an additional $3.7 million of revenue as a result of the termination notice from MCI. This increase in revenue while MCI is decreasing its activity with us is a result of the recognition of revenue required over the life of the contract as required under GAAP for certain payments of cash received at the inception of the contract. As a result of this treatment, our revenues have increased, however, there was no increase to our cash for this revenue, as it was already paid in prior periods. This resulted in there only being $1.6 million of short-term deferred revenue recorded attributable to MCI at September 30, 2003 that will be recognized during the fourth quarter of 2003.

     In March 2003, our Board of Directors authorized the repurchase of up to one million shares of our common stock over the next twelve months. We have not purchased any stock under this plan, and currently have no plans to make any purchases.

     On March 11, 2003, we executed an agreement to outsource a portion of inbound order processing and customer service with Sykes Enterprises, Inc. (“Sykes”). We entered this agreement primarily to lower our risk and increase our capacity to manage the growth of our wholesale customers while also providing us with the flexibility to outsource services for our retail services growth. Under this agreement, we are subject to minimum guaranteed monthly payments of $50,000. The initial term of this contract is two years.

     On October 2, 2003, the Federal Communications Commission’s decision in FCC CC Docket No. 01-338 (referred to as the “Triennial Review”) became effective. That decision establishes a new framework for identifying and ordering unbundled network element access to incumbent local telephone company networks. In particular, the Federal Communications Commission (“FCC”) made a national finding that companies like us were entitled to unbundled access to the constituent components of the Unbundled Network Element Platform (“UNE-P”) to serve analog customers (what the FCC calls the “mass market”). The FCC’s regulatory framework does not require access to many unbundled network elements that had been previously ordered, particularly elements that would be utilized by entrants to provide “broadband” services, such as digital subscriber line (“DSL”). The FCC’s Triennial Review framework provides for state commission review of many of these network elements (including loops, transport, and switching) in 9-month proceedings, which have begun in many of the states in which we operate, as well as continuing review. We expect that state commissions will in the coming months engage in a detailed and fact-intensive review of the availability of UNE-P for the services we currently provide. The results of these state commission proceedings are uncertain at this time and the results will certainly impact our business. In particular, any state commission action that restricts the availability of UNE-P or any of its constituent network elements could have a material adverse impact on our business. In addition, several parties, including us, have filed appeals of the FCC’s Triennial Review Order, which have been consolidated in United States Telecom Ass’n. v. FCC, Nos. 00-0012, 03-1310 and consolidated cases, now pending before the D.C. Circuit. We intend to appeal the FCC’s standard for identifying unbundled network elements, the ostensible preemptive nature of the Order, and the FCC’s failure to recognize fully that section 271 obligates Bell operating companies that have obtained authorization to provide interLATA services have an obligation to provide unbundled loops, switching, transport and signaling, regardless of section 251 requirements. Verizon, SBC, Qwest and USTA have filed for a stay of the FCC’s rules related to UNE-P and other elements and have also requested that the D.C. Circuit issue an immediate writ of mandamus reversing the Triennial Review Order on these points. The impact of any such stay or grant of mandamus is uncertain at this time, but any such action that results in the vacating of any unbundling rules could have an immediate and adverse impact upon our business. BellSouth and other parties have filed petitions before the FCC for reconsideration of the Triennial Review Order on section 271 grounds and broadband unbundling rules; granting of any of those petitions in whole or in part similarly could impact our business.

     In October 2003, we received notice that Textron Financial was closing the office of its subsidiary RFC Capital, LLC, the entity with which we have our accounts receivable sales agreement. In discussions with Textron we have been told that they are going to continue to honor the accounts receivable agreement, although they are under no obligation to purchase our receivables. Additionally, we have begun discussions to exit the sale of receivables facility and transform it into an asset-based loan. This transition could result in an incremental increase in our liquidity. We are also pursuing and currently undertaking discussions to further improve our short-term liquidity and working capital through additional loans and financing.

     Our short-term liquidity relies heavily upon our accounts receivable agreement, cash provided from operations, cash management strategies, and if needed, our ability to reduce certain discretionary capital and marketing expenses and growth of our retail and wholesale services. We have generated cash flow from operating activities for eight consecutive quarters and overall positive cash flow four of the last five quarters, including a very small positive cash flow for the three months ended September 30, 2003. However, we had overall negative cash flow for the nine months ended September 30, 2003, primarily as a result of our investment in sales and marketing and other growth-related expenses. As we continue to slow our retail line growth and have fully utilizing our accounts receivable agreement at our current accounts receivable level, during the third quarter, we expect cash to decrease during the fourth quarter, unless we are able to secure additional loans. Although cash flow from our wholesale and business lines are expected to improve, this improvement will not be enough to offset the decrease in residential lines. However, we expect this trend to change during 2004. We expect equipment purchases to stay consistent during the fourth quarter and our debt payments to be relatively flat for the remainder of the year. We are aware of the risks, discussed throughout this document, of not achieving our goals and their potential impact on our liquidity and the various factors and circumstances that could cause us to alter from this approach.

     Our ongoing capital requirements will depend on several factors, including market acceptance of our services, the amount of resources we devote to investments in our networks, facilities, build-out of additional enterprise management centers, services development and brand promotions, the resources we devote to sales and marketing of our services, and other factors. We will continue to provide our back-office services and the technology that we have developed to other companies seeking the capability of offering residential and small business telecommunications services on a private label basis to residential and business customers. As growth and opportunities arise, we expect to make strategic investments in technology and our network architecture and enter potential strategic alliances or partnerships with other entities.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures, which we have designed to ensure that material information related to us, including our consolidated subsidiaries, is made known to our disclosure committee on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures. We also established a disclosure committee, which consists of certain members of our management, and established an internal audit department.

     As of the end of the most recent period covered under this report, management carried out an evaluation, under the supervision of our Chief Executive Officer, D. Gregory Smith, and Chief Financial Officer, Horace J. Davis, III, of the effectiveness of the design and operation of the our disclosure controls and procedures. Based upon that evaluation, Mr. Smith and Mr. Davis concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized, and reported by our management on a timely basis and to ensure that the quality and timeliness of our public disclosures complies with SEC disclosure obligations.

CHANGES IN CONTROLS AND PROCEDURES

     There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls after the date of our most recent evaluation.

PART II

ITEM 1. LEGAL PROCEEDINGS

1.	Master File Number 21 MC 92; In re Initial Public Offering Securities Litigation., in the United States District Court for the Southern District of New York (filed June 7, 2001)

     Developments relating to the foregoing proceeding was reported in our Form 10-Q for the quarter ended June 30, 2003.

2.	Case No 8:02 CV 1708 T 27 MS The Metropolitan Government of Nashville and Davidson County, Tennessee, suing on behalf of Metropolitan Nashville Employee Benefit Board v Z-Tel Technologies, Inc. in the United States District Court for the Middle District of Florida filed September 20, 2002.

     Developments relating to the foregoing proceeding were reported in our Form 10-Q for the quarter ended June 30, 2003.

3.	PUC Docket No. 26417 Before the Public Utility Commission of Texas. Z-Tel Communications, Inc. Complaint for Post-Interconnection Agreement Dispute Resolution, Request for Expedited Ruling, And Request for Interim Ruling Against Southwestern Bell Telephone Company.

     Settlement of foregoing proceeding was reported Form 10-Q for the quarter ended June 30, 2003.

4.	C.A. No5:03CV229, Z-Tel Communications Inc. v. SBC Communications, Inc., in the United States District Court for the Eastern District of Texas, filed October 9, 2003.

     On October 9, 2003, Z-Tel Communications, Inc., our wholly-owned subsidiary corporation, filed a lawsuit against SBC Communications, Inc. and several of its subsidiaries (collectively, “SBC”) in federal court in Texas, where both SBC and Z-Tel do business. The lawsuit alleges SBC’s violation of the federal antitrust laws, the Racketeering Influenced Corrupt Organizations Act (RICO), the Lanham Act, and other federal and state laws. The complaint seeks damages and an injunction against SBC. We cannot with any certainty predict the outcome of this litigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following exhibits are filed as part of this report:

EXHIBIT
NUMBER	DESCRIPTION

3.1	Amended and Restated Certificate of Incorporation of Z-Tel, as amended. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 13, 2001.

3.2	Amended and Restated Bylaws of Z-Tel. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

4.2	See Exhibits 3.1 and 3.2 of this Form for provisions of the Amended and Restated Certificate of Incorporation, as amended, and our Bylaws defining rights of security holders.

4.3	Stock Purchase Agreement, dated July 6, 2000, by and between us and the various purchasers of our Series D Convertible Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

4.4	Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions relating to our Series D Convertible Preferred Stock, as amended March 13, 2003. Incorporated by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed on August 14, 2000, and (the amendment) to Exhibit 4.20 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

4.5	From of Registration Rights Agreement by and between us and each of the purchasers of our Series D Convertible Preferred Stock. Incorporated by reference to the correspondingly numbered exhibits to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

4.6	Form of Warrant for the purchase of shares of our common stock by each of the purchasers of our Series D Convertible Preferred Stock. Incorporated by

EXHIBIT
NUMBER	DESCRIPTION

reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

4.7	Stock and Warrant Purchase Agreement, dated October 19, 2000, by and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.8	Amended and Restated Certificate of Designation of 8% Convertible Preferred Stock, Series E, Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Such Series of Preferred Stock, as amended March 13, 2003. Incorporated by reference to Exhibit 4.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 13, 2001, and (the amendment) to Exhibit 4.21 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

4.9	Registration Rights Agreement between and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.10	Warrant issued to The 1818 Fund III, L.P. for the purchase of shares of our common stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.11	Certificate of Designation of Series F Junior Participating Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

4.12	Rights Agreement dated as of February 19, 2001 between us and American Stock Transfer Trust Company, as Rights Agent. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001. The agreement was amended July 2, 2001 to reflect the issuance of the Series G Preferred Stock.

4.13	Stock and Warrant Purchase Agreement, dated as of July 2, 2001, by and between us, D. Gregory Smith, and others. Incorporated by reference to Exhibit 1 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.14	Warrant for the Purchase of Shares of Common Stock of Z-Tel, dated as of July 2, 2001. Incorporated by reference to Exhibit 2 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

EXHIBIT
NUMBER	DESCRIPTION

4.15	Certificate of Designation for the Series G Preferred Stock. Incorporated by reference to Exhibit 3 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.16	Backup Purchase Agreement, dated as of July 2, 2001, by and among Z-Tel Communications, Inc., a Delaware corporation and our wholly owned subsidiary, Touch 1 Communications, Inc., an Alabama corporation and our wholly owned subsidiary, D. Gregory Smith and others. Incorporated by reference to Exhibit 4 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.17	Additional Investor Registration Rights Agreement, dated as of July 2, 2001, between Z-Tel, D. Gregory Smith and others. Incorporated by reference to Exhibit 5 to the Schedule 13D filed July 24, 2001 with respect to our common stock by, among other persons, D. Gregory Smith.

4.18	Voting Agreement, dated as of June 29, 2001, between us and certain of our stockholders. Incorporated by reference to Exhibit 5 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.19	Employee Stock Restriction Agreement, dated September 1, 1998, by and between us and D. Gregory Smith. Incorporated by reference to Exhibit 7 to the Schedule 13D filed July 24, 2001 with respect to our common stock by, among other persons, D. Gregory Smith.

10.2.1	1998 Equity Participation Plan. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

10.2.2	2000 Equity Participation Plan. Incorporated by reference to Appendix B to our Preliminary Proxy Statement filed on April 14, 2000, with the following amendment effective May 31, 2001:

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

EXHIBIT
NUMBER	DESCRIPTION

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

(b) Reports on Form 8-K

     On August 12, 2003, we filed a Form 8-K in connection with our earnings release and the subsequent earnings conference call.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of November 2003.

Z-TEL TECHNOLOGIES, INC (Registrant)

By:	/s/ HORACE J. DAVIS III

Senior Vice-President – Chief Financial Officer (Authorized officer of Registrant and principal financial officer)