Form 10-K
period 2003-12-31
Z TEL TECHNOLOGIES INC
filed 2004-03-30
CIK 1096509

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2003

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

Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on March 29, 2004 (assuming solely for these purposes that only directors, executive officers and beneficial owners of greater than 10% of the Registrant’s Common Stock are affiliates), based on the closing price of the Common Stock on the Nasdaq SmallCap Market as of such date, was approximately $60,964,111.

The number of shares of the Registrant’s Common Stock outstanding as of March 30, 2004 was approximately 36,168,028.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to its 2004 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report.

ITEM 1. BUSINESS

GENERAL

Z-Tel Technologies, Inc. is a communications service provider. We provide innovative and cost effective telecommunications services to consumers, business and other communications companies by integrating our own enhanced communications systems and advanced operational support systems with access to communication networks. Our systems have the capability to integrate with wireline, wireless, cable, Internet and other communications transport networks. Our current generation of services relies primarily on access to local and long distance telephone networks. A recent court ruling has created legal uncertainty regarding our access to local telephone networks. See sections of this report entitled “Government Regulation” and “Risks Relating to Our Financial Condition and Our Business.” We plan to launch a new generation of services using voice over Internet protocol (“VoIP”) in 2004.

We provide services on both a retail and wholesale basis. Our principal retail services are Z-LineHOME®, Z-LineBUSINESS® and Touch 1 Long Distance. Z-LineHOME and Z-LineBUSINESS are residential and business versions, respectively, of our flagship offering, the Z-Line®. The Z-Line is local telephone service, typically bundled with long distance and enhanced features, including a suite of our proprietary Internet-accessible and voice-activated functions. The enhanced features include voicemail, “Find Me” call forwarding and our recently introduced Personal Voice Assistant™, or “PVA,” which utilizes voice-recognition technology so that users can access secure, online address books from any phone using simple voice commands in order to send voice emails, find contact information and dial numbers, among other things. Touch 1 long distance is a residential long distance telephone service.

We have approximately 190,000 Z-LineHOME® lines and 32,000 Z-LineBUSINESS® lines under management and approximately 65,000 Touch 1 Long Distance customers. We gained nearly all of the Touch 1 Long Distance customers with our acquisition of Touch 1 Communications, Inc. in April 2000.

We plan to launch VoIP-based services in 2004, focusing initially on the small-to-medium business market and multiple dwelling units such as condominiums, apartment buildings and hotels in Georgia and Florida. Our VoIP initiative is in the testing phase. At the wholesale level, we provide telephone services, enhanced communications services and operational support services to other telephone companies for their use in providing telephone services and enhanced communications services to their own end user customers. Our principal wholesale customer is Sprint Communications Company (“Sprint”), which became a wholesale customer in February 2003. An agreement for wholesale services with MCIWORLDCOM (“MCI”) was terminated in October 2003. We have approximately 330,000 end user lines under management in connection with our wholesale relationships.

We have invested heavily in our enhanced communications platform and our operational support systems. Our enhanced communications platform enables us to offer distinctive Web integrated and voice activated features, including PVA. Our advanced operational support systems are functionally integrated to support the entire customer life cycle including price quotation, order entry and processing, ILEC interaction, customer care, billing and subscriber management. We believe our operational systems are scalable, both vertically and horizontally, and give us reliable, flexible, low-cost operational capabilities.

Our current generation of local telephone services, which produces approximately 95% of our revenue, relies on access to local telephone networks. Our access to these networks is based upon the Telecommunications Act of 1996 (the “Telecommunications Act”) which imposes a variety of duties upon the traditional local telephone companies (“incumbent local exchange carriers” or “ILECs”), including the duty to provide competitive local exchange companies (“CLECs”), like us, with access to the individual components of their networks. The Federal Communications Commission ("FCC") has issued various rules regarding access to these components, including access to transport and switching. A recent court ruling, however, has created considerable legal uncertainty regarding this access. In United States Telecom Ass’n v. FCC, Nos. 00-1012, 00-1015, 03-1310 et al. (D.C. Cir. March 2, 2004) (“USTA II”), the D.C. Circuit Court ordered that the FCC’s unbundled transport and switching rules be vacated after sixty days or upon denial of a petition for rehearing, whichever occurs later. Although a majority of the FCC has indicated that it will support an appeal and we believe there are substantial arguments in favor of such an appeal, this ruling and the uncertainty it has created could have material, adverse effects upon us and our operations, including, among other matters, our ability to obtain financing, our relationships with major customers and prospective customers, our relationships with major marketing partners and prospective marketing partners, the pricing, credit and other terms we receive from the ILECs, long distance companies and other vendors and an increase in legal expenditures. See sections of this report entitled “Government Regulation” and “Risks Relating to Our Financial Condition and Our Business.” Our planned 2004 launch of a new generation of VoIP services could, over time, mitigate our reliance on access to ILEC networks.

SEGMENT FINANCIAL INFORMATION

We utilize two segments for internal reporting purposes: retail services and wholesale services. Financial information relating to our retail services segment and our wholesale services segment (including information relating to the revenue contributed by our services) is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and footnote 22 “Segment Reporting” in the “Notes to the Consolidated Financial Statements.”

INDUSTRY BACKGROUND

The Telecommunications Act of 1996 (the “Telecommunications Act”) was enacted principally to foster competition in the local telecommunications markets. The Telecommunications Act imposes a variety of duties upon the ILECs, including the duty to provide other communications companies, like us, with access to the individual components of their networks, called “network elements,” on an unbundled basis at any feasible point and at rates and on terms and conditions that are just, reasonable and nondiscriminatory. A network element is a facility or piece of equipment of the ILEC’s network or the features, functions or capabilities such facility or equipment provides. Pursuant to the Telecommunications Act, the Federal Communications Commission (“FCC”) has mandated that incumbent local exchange carriers provide access to a set of unbundled network elements including, among other elements, local loops (i.e. the wires that reach from the ILEC central office to the end user’s premises), switching, transport and signaling. This set of elements is referred to as the “unbundled network element platform” or “UNE-P.” Moreover, the FCC has mandated that ILECs must provide the unbundled network element platform at rates based on a forward-looking, total long-run incremental cost methodology. A recent court ruling has overturned, in part, FCC decisions relating to UNE-P. This ruling could have immediate, material, adverse effects upon our business. See sections entitled “Government Regulation” and “Risks Relating to Our Financial Condition and Our Business.”

The Telecommunications Act also establishes procedures by which the regional Bell operating companies (“Bell operating companies”) are allowed to handle “in-region” long distance calls, that is, calls that originate from within their telephone service areas and terminate outside their service areas. The 1984 court order that divided AT&T prohibited Bell operating companies from providing “in-region” long distance telephone service. Under the Telecommunications Act, Bell operating companies can provide such in-region service if they demonstrate to the FCC and state regulatory agencies that they have complied with a 14-point regulatory checklist, including offering interconnection to other communications companies, like us, and providing those companies access to their unbundled network elements on terms approved by a state public service commission. Bell operating companies have received authority to provide in-region long distance services in all 47 applicable states. However, the Section 271 “checklist” is a continuing obligation pursuant to section 271(d)(6) of the Telecommunications Act. See section of this report entitled “Government Regulation.”

RETAIL SERVICES

We provide telephone services at both the retail and wholesale level. At the retail level our principal services are Z-LineHOME, Z-LineBUSINESS and Touch 1 Long Distance. We plan to launch a new generation of VoIP-based services in 2004.

Z-LineHOME®

Z-LineHOME is local residential telephone service bundled with long distance (1+) telephone service, calling card services and enhanced features, including our own proprietary, Internet-accessible voicemail, “Find Me,” “Notify Me” and voice-activated services, as well as caller identification, call forwarding, three-way calling, call waiting and speed dialing, all for a single flat monthly price. We offer various plans, including our “Unlimited Plan” which includes unlimited, nationwide, direct-dialed long distance calling toll-free and lower priced plans that include a limited number of long distance minutes at no additional charge. Bell operating company customers switching to Z-LineHOME keep their existing phone numbers. We currently offer Z-LineHOME in every state except Alaska, in areas served by Bell operating companies and selected areas served by Sprint or formerly served by GTE.

Z-LineHOME includes unique Z-Line features, all of which can be accessed and manipulated by telephone or Internet. Our proprietary voicemail enables Z-LineHOME subscribers to retrieve and listen to their voice-mail messages via telephone or the Internet. Our voicemail system also enables users to forward voicemails via e-mail, as attachments. Our “Find-Me” feature forwards an incoming call to as many as three additional numbers. Our “Notify Me” feature notifies the subscriber via e-mail, pager or ICQ Internet Chat (instant messaging) when a new voice mail message arrives. Both Find Me and Notify Me are accessible via the Internet so that users may easily enable, disable or otherwise alter the functions. Personal Voice Assistant™ or “PVA allows users to store contacts in a virtual address book and then access and utilize that information through voice commands from any telephone. Users say “call” and the contact’s name, “call John Doe,” for example, and PVA connects the call. PVA users can also send voice e-mails. Users record a message via telephone and instruct PVA to deliver the message to a contact. PVA then attaches the voice message to an e-mail and sends the e-mail to the contact.

We market and sell Z-LineHOME primarily through joint marketing efforts with entities that have access to large numbers of consumers, independent sale contractors (including multi-level marketing companies) and referral programs. We also use, but have reduced our reliance upon, direct mail and traditional advertising media such as billboards, radio and television.

Z-LineBUSINESS®

Z-LineBUSINESS is our complementary service to Z-LineHOME targeted to small and medium sized businesses (typically having four or fewer lines) and businesses having multiple units. Z-LineBUSINESS, like Z-LineHOME, is local telephone service bundled with long distance (1+) telephone service, calling card services and enhanced features, including our proprietary features. Because we offer service in nearly every state, Z-LineBUSINESS is particularly valuable to firms having multiple locations in various states. With us, they deal with only one telephone company. We began offering Z-LineBUSINESS in 2002. We offer Z-LineBUSINESS in every state but Alaska, in areas served by a Bell operating company or formerly served by GTE. Current customers include Darden Restaurants, Compass, Foot Locker, Metromedia Restaurant Group and Rand McNally Stores.

We market and sell Z-LineBUSINESS primarily through our own in-house sales personnel and independent sale contractors.

Touch 1 Long Distance

Touch 1 Long Distance is a usage-based service that allows customers to use us as their primary long distance calling provider to complete their residential long distance (1+) calls. Touch 1 Long Distance is available nationwide. We do not actively market the service. We acquired Touch 1 Communications, Inc. ("Touch 1") in April 2000.

VoIP Services

We plan to launch an offering of broadband voice and data services in 2004. We expect to focus initially on the small-to-medium business market and multiple dwelling units, such as condominiums, apartment buildings and hotels, in Georgia and Florida. Our VoIP services will be integrated with our enhanced communications services platform so that in addition to increased bandwidth and service flexibility, our customers will enjoy features such as PVA, our voice-activated virtual address book. We expect to utilize Cisco technology and services in providing these services.

Billing and Collection

We have three primary methods for billing and collecting from our retail customers. For our Z-LineHOME customers, we can (1) direct bill by mail and receive payment through a check or money order by mail; (2) charge a credit card account or (3) set up an automatic withdrawal from a checking account. Currently, we bill the majority of our customers by mail and receive payment through checks delivered by mail.

WHOLESALE SERVICES

At the wholesale level, we offer a comprehensive package of communications and advanced support services to other communications companies for their use in providing services to their own retail customers. Among the wholesale services we offer are local exchange telephone services, long distance telephone services, our proprietary enhanced features, supplemental features we acquire from incumbent local exchange carriers, ordering, provisioning (i.e. the process by which a telephone company is established as the end user’s primary telephone company), inbound sales, fulfillment, billing, collections and customer care. Our enhanced communications platform has the capability to integrate with most communications transport networks, including wireless, cable, and Internet networks. We intend to pursue wholesale relationships with, among others, wireless telephone companies, Internet service providers, cable television operators, electrical utilities and others having access to large consumer bases. To provide telephone services these entities must be properly licensed by regulatory authorities of the states in which they operate.

On February 4, 2003, we signed a non-exclusive, wholesale services agreement with the Sprint Communications Company L.P. (“Sprint”). The agreement gives Sprint access to our telephone exchange services and our Web-integrated, enhanced communications platform and operational support systems in connection with Sprint’s local residential telephone service. Sprint is our primary wholesale services customer.

On March 20, 2002, we entered into a four-year contract with MCI WORLDCOM Communications, Inc. (“MCI”) whereby we agreed to provide local exchange services, enhanced features and operational and support services and licenses to use certain of our proprietary technology, all for MCI’s use in providing telecommunications services to residential and small business customers. MCI filed for bankruptcy protection on July 21, 2002. On November 1, 2002, we significantly amended the terms of our agreement to alter the fee structure and to eliminate certain exclusivity provisions. MCI terminated the agreement effective October 15, 2003.

OPERATIONS SUPPORT SYSTEMS

We have invested heavily in our operations systems and support platform. The platform integrates ordering, provisioning, customer care and billing functionality throughout the customer lifecycle and consequently gives us (and our wholesale customers) reliable, flexible, low-cost operational capabilities. We believe our operational systems are scalable, both vertically and horizontally. They have the capability to integrate with wireline, wireless, cable, Internet and other communications transport networks

Our current generation of telephone services requires access to ILEC networks. To facilitate interaction with the ILECs, we have established, with outside integration and consulting assistance, electronic gateways, software and a standard internal provisioning interface. Our systems can interact with the ordering systems of multiple incumbent local exchange carriers. They reduce the number of steps required to provision a customer and consequently reduces costs and increases accuracy. “Provisioning” is the process by which we (or our wholesale customers) are established as the end user's primary local exchange and long distance telephone service provider. Our systems also support mediation, network administration and revenue assurance.

BUSINESS STRATEGY

Our basic business strategy is to —

•	Increase lines under management and leverage our existing facilities and infrastructure by establishing wholesale and joint marketing relationships with organizations having access to large consumer bases, particularly those having the capability to bundle communication services

•	Reduce bad debt and customer churn by focusing our retail marketing efforts on business customers and select groups of qualified consumers

•	Initiate VoIP-based services for consumers and businesses.

Material changes in the regulatory environment in which we operate, particularly in light of a recent court ruling overturning, in part, FCC rules, could cause us to dramatically alter our business strategy. See sections entitled “Government Regulation” and “Risks Relating to Our Financial Condition and Our Business.”

GOVERNMENT REGULATION

Overview

Some of our services are regulated and some are not. In providing enhanced features services such as voice mail, “Find-Me” notification and directory services, we operate as an unregulated provider of information services, as that term is defined in the Communications Act of 1934 (the “Communications Act”), as amended by the Telecommunications Act of 1996 (the “Telecommunications Act”), and as an enhanced service provider, as that term is defined in the FCC rules. These operations currently are not regulated by the FCC or the states in which we operate. In providing Z-LineHOME and our long distance services, we are regulated as a common carrier at the state and federal level and are subject to additional rules and policies not applicable to providers of information services alone. We are certificated as a competitive local exchange carrier in

49 states (Alaska excluded) and the District of Columbia. Z-Tel is certificated as a long-distance reseller in all fifty states and the District of Columbia.

The local and long distance telecommunications services we provide are regulated by federal, state, and, to some extent, local government authorities. The FCC has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services. Each state regulatory commission has jurisdiction over the same carriers with respect to intrastate communications services. The extent of federal or state regulation of information services depends upon the nature of the service offered. Local governments sometimes seek to impose franchise requirements on telecommunications carriers and regulate construction activities involving public rights-of-way. Changes to the regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

In recent years, the regulation of the telecommunications industry has been in a state of flux as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. The FCC and state utility commissions have adopted many new rules to implement this legislation and encourage competition. These changes, which are still incomplete, have created new opportunities and challenges for us and our competitors. The following summary of regulatory developments and legislation is intended to describe the most important, but not all, present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Some of these and other existing federal and state regulations are the subject of judicial proceedings and legislative and administrative proposals that could change, in varying degrees, the manner in which our industry operates. We cannot predict the outcome of any of these proceedings or their impact on the telecommunications industry at this time. Some of these future legislative, regulatory or judicial changes may have a material adverse impact on our business.

While Z-Tel’s regulatory environment continues to be dynamic and complex, there are two overriding issues that substantially drive our business: (1) our ability to access the local networks of incumbent local telephone companies (like Verizon, SBC, BellSouth and Qwest) and (2) the price we pay for that access. Both of those issues – network access and pricing – are currently subject to significant legal uncertainty.

With regard to network access rules, as discussed more fully below, access to ILEC unbundled network elements pursuant to Section 251 of the Telecommunications Act is currently subject to considerable legal uncertainty. In particular, our access to unbundled analog switching, a key component of the Unbundled Network Element Platform combination of elements, or UNE-P, is the subject of litigation by our Bell company competitors and other incumbent local exchange carriers. We are dependent upon use of UNE-P for approximately 95% of our revenue.

In 2003, in the Triennial Review Order, the Federal Communications Commission (“FCC”) ruled that entrants like Z-Tel would be able to purchase analog switching and dedicated transport on an unbundled basis, subject to state-by-state review of whether such unbundling was needed in their states. While those state-by-state proceedings were taking place, on March 2, 2004, the D.C. Circuit Court of Appeals overturned the FCC’s decision as an improper delegation of authority to state public utility commissions. See Report and Order and Order on Remand and Further Notice of Proposed Rulemaking, Review of Section 251 Unbundling Obligations of Incumbent Local Exchange Carriers, 18 FCC Rcd 16978 (2003) (“Triennial Review Order”), rev’d in part and remanded, United States Telecom Ass’n v. FCC, Nos. 00-1012, 00-1015, 03-1310 et al. (D.C. Cir. March 2, 2004) (“USTA II”). The D.C. Circuit ordered that the unbundled switching and transport rules be vacated the later of sixty days or upon denial of a petition for rehearing, whichever is later. A majority of the FCC has indicated it will support an appeal of this decision. Z-Tel is weighing its legal options with regard to this opinion, as are other competitive carriers. If the USTA II decision is not stayed or reversed, it could have immediate, significant, adverse and material impact upon our business, and ILECs might utilize the reversal of the unbundling rules to deny us access to their local networks. We depend upon such access to provide our services to our customers. We believe that in the event the rules are vacated without any replacement by either the FCC or the state commissions, we have interconnection agreements with our principal incumbent local telephone company suppliers (including Verizon, SBC, BellSouth and Qwest) that will permit us to continue to obtain access to local network elements during any intervening time period. However, it is possible that any or all of those incumbent local telephone company suppliers will refuse to abide by the terms of those agreements or terminate those agreements. Z-Tel is currently evaluating all of its legal options to ensure that we can continue to meet the needs of our existing and future customers. See section entitled “Risks Relating to Our Financial Condition and Our Business.”

With regard to pricing, states and the FCC are currently re-evaluating the pricing of network elements. As a result, it is possible that prices in some states could increase or lower rates from existing levels. Currently, the incumbent local exchange carriers Verizon, BellSouth, SBC and Qwest have rate cases pending before state regulatory commissions in at least one state in each of their respective territories. In particular, ongoing rate cases in Illinois, Ohio and Michigan could significantly raise the existing rates for some network elements and network element combinations. Our intent is to be an active participant in many of these rate cases and any others that might be critical to our operations. We anticipate joining other competitive service providers in arguing that existing rates and rates proposed by the incumbents are overstated and do not reflect the true total element long run incremental costing principles required by the FCC and the Telecommunications Act. The FCC, in Docket No. 03-173 is currently reevaluating its prescribed methodology for calculating unbundled network element rates. In the 2002 Verizon v. FCC decision, the U.S. Supreme Court affirmed the FCC’s current pricing methodology, called “Total Element Long Run Incremental Cost,” or

“TELRIC.” The current FCC rulemaking proposes to modify the TELRIC methodology by mandating that states set prices based upon the forward-looking costs of operating the existing network architecture of incumbent local telephone company networks. In many instances, modifying the TELRIC methodology in this way could increase the rates we pay for certain elements and result in lower rates for other elements. We believe that the FCC’s proposals to modify TELRIC are inconsistent with the Supreme Court’s decision in the Verizon case, meaning that new FCC TELRIC rules may be subject to considerable litigation if they are adopted.

While the prevailing productivity trends within the industry would predict the adoption of lower rates in association with the provision of unbundled network elements and network element combinations, we cannot predict the outcome of any pending or potential rate case or judicial proceeding. Increases or decreases in rate levels charged by incumbent local exchange carriers as a result of regulatory and/or judicial review through rate case, court case or arbitration proceedings could significantly impact our business plans.

FEDERAL REGULATION

FCC Policy on Enhanced, Information Services and Internet Protocol-Enabled Services (such as Voice over Internet Protocol)

On March 10, 2004, the FCC released a Notice of Proposed Rulemaking that seeks to establish a comprehensive regulatory framework for “Internet Protocol-Enabled Services,” or “IP-Enabled Services.” IP-Enabled Services include Voice over Internet Protocol services and other services that Z-Tel intends to deploy or may in the future deploy. The FCC proposed that IP-Enabled Services be subject to limited regulation and that inconsistent state and local regulation would be preempted. Under the FCC’s proposal, the regulation that survives would be tied to the particular functionality offered by the service provider. For example, the application of emergency 9-1-1 services may be different for “dial tone-like” services than for the voice capabilities of interactive computer games.

The FCC IP-Enabled Services proceeding builds upon several decades of precedent in which the FCC has largely sought to wall-off from regulation certain “enhanced” or “information services.” In 1980, the FCC created a distinction between basic telecommunications services, which it regulates as “common carrier” services, and “enhanced services,” which remain unregulated. The FCC exempted enhanced service providers from federal regulations governing common carriers, including the obligation to pay access charges for the origination or termination of calls on carrier networks and the obligation to contribute to the universal service fund. The Telecommunications Act of 1996 established a similar distinction between telecommunications services and information services.

The distinction between “information services” and “common carrier services” is important in many respects. Federal (tariffs), state (certification requirements) and even local regulation (franchise or rights of way fees) apply to “common carrier services” but not necessarily all “information services.” Under FCC rules, interstate common carriers must contribute a percentage of revenue to federal universal service support systems; information service providers do not make such a contribution. At the same time, common carriers are granted certain rights that information service providers do not have – for example, only common carriers have the ability to colocate equipment and purchase unbundled network elements from incumbent local telephone companies pursuant to Section 251 of the Telecommunications Act. Interexchange common carriers (e.g., long-distance providers) generally have to pay “access charges” to local exchange companies for long-distance calls that originate or terminate on a local exchange carrier’s local network. Information service providers (such as an Internet service provider) do not pay these “access charges” when their customers utilize local exchange carrier networks to utilize the information service provider’s service. As discussed above, since Z-Tel offers both common carrier and information services to its customers, these distinctions have an important impact upon our business.

Changing technology and changing market conditions, however, sometimes make it difficult to discern the boundary between unregulated and regulated services. In particular, the ability to place and route voice communications over information service provider networks (e.g. the Internet) has called into question the FCC’s common carrier/information service provider distinction. In 1998, the FCC outlined in a Report to Congress its belief that “voice over Internet” services should be classified and regulated, if at all, on a case-by-case basis. Since that report, several companies have filed petitions seeking declarations from the FCC as to the regulatory status of VoIP services. In February 2004, the FCC ruled that Pulver.com’s “Free World Dialup” service was an “information service” and not a regulated “common carrier” service because Free World Dialup did not offer its users the ability to transmit calls for a fee. Currently pending before the FCC is a petition by AT&T requesting that certain of its long-distance services that utilize IP technology be regulated as an information service, and therefore not be subject to pay access charges to local exchange carriers. Also pending before the FCC is a petition by Level(3) Communications that seeks forbearance of certain access charge rules that have certain of Level(3)’s IP-enabled services pay local termination rates rather than interstate access charges.

In general, information services are value-added services that use regulated transmission facilities only as part of a service package that also includes network or computer software to change or enhance the information transmitted. We believe that most of the enhanced features we provide, including voice mail, “Find-Me” notification, and directory services, are information services under the FCC’s definition. Because the regulatory boundaries in this area are somewhat unclear and subject to dispute, however, the FCC could seek to characterize some of our information services as “telecommunications services” or subject them to certain types of regulation applicable to common carrier “telecommunications services.” If that happens, those services would become subject to FCC regulation, although the impact of that reclassification is difficult to predict.

In addition, certain of Z-Tel’s planned VoIP-based services could be classified as “information services” in a way that could potentially limit our ability to access the local networks of incumbent local telephone companies. As described above, only common carriers have rights to colocate or purchase unbundled network elements from incumbent local telephone companies. It is unclear how or when the FCC IP-Enabled Services proceeding will conclude.

On February 14, 2002, the FCC adopted a Notice of Proposed Rulemaking in CC Docket No. 02-42 that proposed to classify ILEC wireline broadband Internet access services as “information services” and regulate the provision of such services pursuant to Title I of the Communications Act of 1934. In addition, the FCC sought comment on its Computer II/Computer III rules, which govern access to incumbent networks by third parties to provide information services. The proposed rules could, if adopted without adequate assurances for competitive access, limit the ability of new entrants to access and utilize the networks of incumbent local exchange carriers to provide advanced, broadband Internet access and could therefore harm Z-Tel’s ability to provide services to its customers.

FCC Regulation of Common Carrier Services

In general, the FCC does not regulate the rates, services, and market entry and exit of non-dominant telecommunications carriers, but does require them to contribute to universal service and comply with other regulatory requirements. We are currently regulated as a non-dominant carrier with respect to both our local and long distance telephone services.

As a result, we currently are not subject to rate of return regulation at the federal level and are not currently required to obtain FCC authorization for the installation, acquisition or operation of our domestic exchange or interexchange network facilities. However, we must comply with the requirements of common carriage under the Communications Act of 1934. We are subject to the general requirement that our charges and terms for our telecommunications services be “just and reasonable” and that we not make any “unjust or unreasonable discrimination” in our charges or terms. The FCC has jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations. We are also subject to FCC rules that limit our ability to discontinue providing certain interstate services; however, the FCC has implemented a process that generally permits a company to discontinue such interstate services on an expedited basis.

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

Interconnection and Unbundling Requirements. The Telecommunications Act greatly expands the interconnection requirements applicable to the incumbent local exchange carriers, i.e., generally, those existing local exchange carriers that, in the past, enjoyed virtual or legal monopoly status. The Telecommunications Act requires the incumbent local exchange carriers in connection with common carriers to —

•	provide physical colocation, which allows companies such as us and other competitive local exchange carriers to install and maintain our own network termination equipment in incumbent local exchange carrier central offices or, if requested or if physical colocation is demonstrated to be technically infeasible, virtual colocation;

•	offer components of their local service networks on an unbundled basis so that other providers of local service can use these elements in their networks to provide a wide range of local services to customers; and

•	establish “wholesale” rates for their services to promote resale by competitive local exchange carriers.

In addition, all local exchange carriers must —

•	interconnect with the facilities of other carriers;

•	establish number portability, which will allow customers to retain their existing phone numbers if they switch from the local exchange carrier to a competitive local service provider;

•	provide nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way; and

•	compensate other local exchange carriers on a reciprocal basis for traffic originated by one local exchange carrier and terminated by another local exchange carrier.

The FCC is charged with establishing national guidelines to implement certain portions of the Telecommunications Act. The FCC’s implementation of those provisions of the Act has been the subject of ongoing litigation that continues to this day. The litigation has focused upon two fundamental issues presented by the Act: the parts of the incumbent telephone networks that companies like Z-Tel can purchase on an unbundled basis, and the price such companies pays for those network elements. This section provides a history of that litigation and the risks that this ongoing litigation presents to us.

The FCC issued its first interconnection order on August 8, 1996. The FCC addressed both the unbundled access and pricing rules in this proceeding. In particular, among other decisions, the FCC established a list of seven network elements, comprising most of the significant facilities, features, functionalities, or capabilities of the network that the incumbent local exchange carriers must unbundle. It is possible for competitors to provide competitive local exchange service using only these unbundled network elements, by means of a combination that later became known as the Unbundled Network Element Platform, or UNE-P. In addition, the FCC mandated a particular forward looking pricing methodology for these network elements that produces relatively low element prices that are favorable to competitors.

Incumbent local telephone companies and state commissions appealed the FCC’s 1996 Order to the United States Court of Appeals for the Eighth Circuit. In general, the Eighth Circuit addressed the FCC’s pricing rules separately from the network access rules. On July 18, 1997, the Eighth Circuit issued a decision vacating the FCC’s pricing rules, as well as certain other portions of the FCC’s interconnection rules, on the grounds that the FCC had improperly intruded into matters reserved for state jurisdiction. On January 25, 1999, the Supreme Court, in AT&T Corp. v Iowa Utilities Board, largely reversed the Eighth Circuit’s holding that the FCC has general jurisdiction to implement the local competition provisions of the Telecommunications Act. In so doing, the Supreme Court stated that the FCC has authority to set pricing guidelines for unbundled network elements, to prevent incumbent local exchange carriers from physically separating existing combinations of network elements, and to establish “pick and choose” rules regarding interconnection agreements. “Pick and choose” rules permit a carrier seeking interconnection to pick and choose among the terms of service from other interconnection agreements between the incumbent local exchange carriers and other competitive local exchange carriers. This Supreme Court action reestablished the validity of many of the FCC rules vacated by the Eighth Circuit.

Although the Supreme Court affirmed the FCC’s authority to develop pricing guidelines, the Supreme Court did not evaluate the specific forward-looking pricing methodology mandated by the FCC and remanded the case to the Eighth Circuit for further consideration. Some incumbent local exchange carriers argued that this pricing methodology does not allow adequate compensation for the provision of unbundled network elements. The Eighth Circuit upheld the FCC’s use of forward-looking incremental costs as the basis for establishing rates for interconnection and unbundled network elements. The Eighth Circuit further agreed with the FCC’s interpretation of the Telecommunications Act as rejecting “historical costs” as the basis for setting rates. However, the Eighth Circuit vacated the FCC’s regulation, codified at 47 C.F.R. Sec. 51.505(b), setting forth the FCC’s approach to computing forward-looking incremental costs, and directed the FCC to review its approach so that it is based on the costs incurred by the incumbent local exchange carrier to provide the actual facilities and equipment that will be used by the requesting carrier instead of the lowest cost based on the most efficient technologies currently available. In 2001, the United States Supreme Court granted a writ of certiorari to the Eighth Circuit decision, and in 2002, the Supreme Court upheld the FCC’s pricing rules.

Court consideration of the unbundled access rules followed a parallel track. In its January 25, 1999 AT&T Corp. v. Iowa Utilities Board ruling, the Supreme Court also remanded the list of unbundled network elements to the FCC for further consideration of the necessity of each one under the Telecommunications Act’s statutory standard for unbundling. On November 5, 1999, the FCC released an order (referred to as the UNE Remand Order) that retained many of its original list of unbundled network elements, but providing further explanation of the need for such unbundling and eliminated the requirement that incumbent local exchange carriers provide unbundled access to operator services and directory assistance and limiting unbundled access to local switching in certain geographic areas. With regard to operator services and directory assistance, the FCC concluded that the market has developed since 1996 such that competitors can and do self-provision these services, or acquire them from alternative sources. The FCC also noted that incumbent local exchange carriers remain obligated under the non-discrimination requirements of the Communications Act of 1934 to comply with the reasonable request of a carrier that purchases these services from the incumbent local exchange carriers to rebrand or unbrand those services, and to provide directory assistance listings and updates in daily electronic batch files. With regard to unbundled local switching, the FCC concluded that, notwithstanding the incumbent local exchange carriers’ general duty to provide unbundled local circuit switching, an incumbent local exchange carrier is not required to unbundle local circuit switching for competitors in connection with end-users having four or more lines in certain high population density locations within the top 50 Metropolitan Statistical Areas, provided that the incumbent local exchange carrier provides nondiscriminatory access to combinations of unbundled loops and transport (also known as Enhanced Extended Links or EELs) throughout the high density area. For operator services and directory assistance, as well as for unbundled local switching, the FCC noted that the competitive checklist contained in Section 271 of the Communications Act of 1934 requires Bell operating companies to provide nondiscriminatory access to these services. Thus, Bell operating companies must continue to provide these services to competitors; however, Bell operating companies may charge different rates for these offerings.

The FCC’s 1999 UNE Remand Order was appealed by several parties to the United States Court of Appeals for the D.C. Circuit, including incumbent local exchange carriers, USTA v. FCC. In addition, competitive carriers sought reconsideration of that decision, including the FCC’s limitation on the availability of unbundled local switching, before the FCC. While that appeal was pending, the FCC, on December 20, 2001, released a Notice of Proposed Rulemaking in CC Dockets No. 01-338, 96-98 and 98-147 as part of its comprehensive “Triennial Review” of the 1999 UNE Remand Order. The FCC proposed to reexamine the availability of all unbundled network elements and to analyze that availability on a more specific basis. The FCC issued its Triennial Review order in September 2003.

While the Triennial Review proceeding was pending before the FCC, the D.C. Circuit ruled in the USTA appeal of the 1999 UNE Remand Order. The D.C. Circuit reversed the UNE Remand Order on the court’s belief that the FCC had not taken into sufficient account the availability of substitutes for unbundled network elements from outside incumbent local telephone networks. The court called upon the FCC to engage in a detailed “granular” review as to whether any particular network element should be unbundled, based upon a specific analysis as to whether competitors could obtain comparable elements from other sources or whether a network element possessed “natural monopoly” characteristics. In addition, the D.C. Circuit required that the FCC balance the benefits of unbundling for competitors and consumers against the costs that unbundling might impose upon incumbent local telephone companies. Competitors filed for review of the USTA decision before the United States Supreme Court, but the U.S. Government and the FCC opposed that review, noting that while the Government and FCC believed that the USTA decision was inconsistent with the 1996 Act and the Supreme Court’s Verizon decision, the proper course of action would be for the FCC to complete its already-pending Triennial Review rulemaking first. The Supreme Court denied the competitors’ request for an appeal.

In September 2003, the FCC released its final decision in the Triennial Review proceeding. In the Triennial Review Order, the FCC also ruled that entrants would no longer be able to access network elements utilized by incumbent local telephone companies to provide “broadband” services, such as fiber-to-the-premises loops, high-capacity (OCx) transport, packet switching, line-sharing for DSL services, and fiber-fed “next-generation digital loop carrier” (NGDLC) loops. These limitations on unbundled access could have a significant impact upon our business; if incumbent carriers deploy next-generation architectures as a replacement for their existing local plant, there is the significant possibility that our ability to provide services to our customers will be eliminated or severely restricted in such situations. The FCC did reaffirm incumbent local telephone company obligations to provide unbundled access to Enhanced Extended Links (“EELs,” a combination of loop and transport) and the Unbundled Network Element Platform (UNE-P) combination in particular circumstances, subject to review by state public utility commissions. In particular, the FCC ruled that entrants like Z-Tel would be able to purchase dedicated transport (utilized in EELs) and analog switching (utilized in UNE-P) on an unbundled basis, subject to state-by-state review of whether such unbundling was needed in their states.

Carriers were involved in those state-by-state proceedings when, on March 2, 2004, the D.C. Circuit Court of Appeals overturned the FCC’s decision as an improper delegation of authority to state public utility commissions. See Report and Order and Order on Remand and Further Notice of Proposed Rulemaking, Review of Section 251 Unbundling Obligations of Incumbent Local Exchange Carriers, 18 FCC Rcd 16978 (2003) (“Triennial Review Order”), rev’d in part and remanded, United States Telecom Ass’n v. FCC, Nos. 00-1012, 00-1015, 03-1310 et al. (D.C. Cir. March 2, 2004) (“USTA II”). The D.C. Circuit ordered that the unbundled transport and switching rules be vacated after sixty days or upon denial of a petition for rehearing, whichever occurs later. A majority of the FCC has indicated that it will support an appeal of this decision. Z-Tel is weighing its legal options with regard to this opinion, as are other competitive carriers. If the USTA II decision is not stayed or reversed, it could have immediate, significant, adverse and material impact upon our business. For example, ILECs might utilize the reversal of the unbundling rules to deny us access to their local networks. We depend upon such access to provide our services to our customers. See section of this report entitled “Risks Relating to Our Financial Condition and Our Business.”

We believe that in the event the rules are vacated without any replacement by either the FCC or the state utility commissions, we have interconnection agreements with our principal ILEC vendors that will permit us to continue to obtain access to local network elements during any intervening time period. However, it is possible that any or all of those ILECs will refuse to abide by the terms of those agreements or seek to terminate those agreements. We are evaluating our legal options to ensure that we continue to meet the needs of our existing and future customers.

Other pending matters before the FCC also could impact our business. In particular, on December 20, 2001, the FCC issued a Notice of Proposed Rulemaking in CC Docket No. 01-337 in which the FCC sought comment on regulatory requirements for incumbent local exchange carrier provision of broadband telecommunications services. In this proceeding, the FCC is considering whether it should remove regulatory safeguards and common carrier obligations, including unbundling regulations, on incumbent local exchange carrier broadband networks. An FCC decision limiting unbundling or deregulating incumbent local exchange carrier broadband networks could have a significant and material adverse impact on our business. For example, incumbent local exchange carriers may be able to offer consumers deregulated broadband network packages of local exchange, information services and broadband service (such as DSL) that Z-Tel would not be able to offer because Z-Tel would not have unbundled access to that broadband network. In addition, because the incumbent local exchange carrier “broadband network” in most instances utilizes the same network facilities as the current incumbent local exchange dial tone network, limitations on unbundling or deregulation of that “broadband network” could make it difficult, more costly, or even impossible for Z-Tel to provide its current telecommunications and information services to consumers.

These and other FCC determinations are likely to be the subject of further appeals or reconsideration. Thus, while the Supreme Court has resolved many issues, including aspects of the FCC’s jurisdictional authority, other issues remain subject to further consideration by the courts and the FCC. We cannot predict the ultimate disposition of these matters.

Interconnection Agreements. The Telecommunications Act obligates incumbent local exchange carriers to negotiate with us in good faith to enter into interconnection agreements. Competitive local exchange carriers like us can purchase unbundled network elements under such an agreement or under a tariff or a Statement of Generally Available Terms filed with the state regulators. Interconnection agreements are the principal means of obtaining access to the incumbent local exchange carrier’s unbundled network elements and providing the connectivity to our network necessary to provision local exchange services, including Z-LineHOME. To this end, we have entered into interconnection agreements with the Bell operating company in all states where we currently offer local exchange services.

To ensure that it obtains interconnection and unbundled access at the best-available terms, Z-Tel currently is reviewing available contracts or negotiating new contracts in a number of states. However, at any point in time our interconnection agreement may not contain the best-available terms offered to our competitors, a situation that could adversely affect our ability to compete in the market. In addition, several of our interconnection agreements with Verizon, SBC and BellSouth have expired. However, the terms of those contracts provide for the agreements to continue on a month-to-month basis until a replacement is executed.

Section 252 of the Telecommunications Act of 1996 contains a specific process for negotiating and arbitrating interconnection agreements with incumbent local telephone companies. If we cannot reach a voluntary interconnection agreement with an incumbent local exchange carrier on acceptable terms, either side may petition the applicable state commission to arbitrate remaining disagreements. These arbitration proceedings can last for a substantial period of time and can require substantial resources to litigate. Moreover, state commission approval of any interconnection agreement resulting from negotiation or arbitration is required, and any party may appeal an adverse decision by the state commission to federal district court. The incentive of the incumbent local exchange carrier to negotiate fair or proper interconnection agreement terms is a function of the willingness and authority of state commissions and the FCC to enforce rules and policies promulgated under the Telecommunications Act. The potential cost in resources and delay from this interconnection agreement negotiation and arbitration process could harm our ability to compete in certain markets, and there is no guarantee that a state commission would resolve disputes, including pricing disputes, in our favor.

The ability of a new entrant like Z-Tel to enforce interconnection agreements with incumbent local exchange carriers or appeal state commission arbitrations regarding such agreements is currently subject to considerable legal uncertainty. A January 2002 decision by the United States Circuit Court for the Eleventh Circuit ruled that the Georgia state commission did not have authority to enforce interconnection agreements between incumbent local exchange carriers and new entrants. This decision is in apparent conflict with decisions by other United States Circuit Courts. As a result of this decision, our costs associated with litigating enforcement of interconnection agreements in state or federal courts in the Eleventh Circuit and elsewhere could substantially increase. A November 2003 decision by the United States Circuit Court for the Fifth Circuit ruled that state commission jurisdiction to arbitrate terms and conditions of access pursuant to section 252 may relate only to items specifically-related to section 251 of the 1996 Act and other items voluntarily negotiated by the parties. That decision could limit our ability to arbitrate acceptable interconnection terms with incumbent local telephone companies before state commissions; at the same time, that decision could enhance our ability to resist inclusion of clauses in our contracts by those incumbents that we deem unacceptable.

Colocation. The FCC has adopted rules designed to make it easier and less expensive for competitive local exchange carriers to colocate equipment at incumbent local exchange carriers’ central offices by, among other things, restricting the incumbent local exchange carriers’ ability to prevent certain types of equipment from being colocated and requiring incumbent local exchange carriers to offer alternative colocation arrangements. Restrictions and impediments to colocation could harm our business as they make it more difficult if not impossible for us to obtain alternatives to unbundled network elements we purchase from incumbent local exchange carriers.

On March 17, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated portions of the FCC’s colocation rules. Specifically, the court found that the FCC’s interpretations of the statutory terms “necessary” and “physical colocation” were impermissibly broad, and remanded those portions of the order to the FCC for reconsideration. On August 8, 2001, the FCC released an order on remand in response to this D.C. Circuit decision in CC Docket 98-147. The FCC decided that competitors may colocate equipment in incumbent local exchange carrier central offices if the competitor, as a practical, economic or operational matter would be precluded form obtaining “equal in quality” interconnection or “nondiscriminatory access” to unbundled network elements. The FCC limited which multi-functional equipment competitors may colocate. The FCC also decided that incumbent local exchange carriers must comply with reasonable requests for competitors to install and maintain cross-connections with colocated equipment of other competitors. The FCC also decided that incumbent local exchange carriers may decide where colocated equipment may be placed within its premises as long as the incumbent local exchange carrier acts reasonably and non-discriminatorily. The FCC also determined that except in limited circumstances, an incumbent local exchange carrier may separate the space colocators. The FCC’s new colocation rules could increase the cost and time for competitors to colocate equipment in incumbent local exchange carrier central offices and could have a substantial and material impact on Z-Tel’s future business prospects. This FCC Colocation Remand Order is currently on appeal to the D.C. Circuit. The outcome of that subsequent appeal is uncertain and could impact Z-Tel’s business.

Line Sharing and Line Splitting. On November 18, 1999, the FCC adopted an order requiring incumbent local exchange carriers to provide line sharing, which is a method in which a competitive local exchange carrier offers data services over the same line that a consumer uses for voice services without the competitive local exchange carriers’ having to provide the voice service. In an Order on Reconsideration, issued January 19, 2001, the FCC reaffirmed its prior decision to support line sharing for provision of digital subscriber line (DSL) services. In addition, in this January 19, 2001 decision, the FCC stated that incumbent local exchange carriers must permit competitive local exchange carriers to engage in line splitting arrangements, where a competitive local exchange carrier provides voice and another provides data service to end-users over a “split” loop purchased as an unbundled network element from the incumbent local exchange carrier. While we expect that the FCC’s rules will be beneficial to competitive local exchange carriers, we cannot be certain that these rules will be implemented by the incumbent local exchange carrier in a timely or favorable manner. As a result, Z-Tel’s ability to offer its customers DSL service and voice service by use of line-splitting and the unbundled network element platform combination is restricted significantly by incumbent local exchange carriers. That restriction could harm our business and our ability to match the service packages and bundles offered by our competitors. Moreover, in light of the FCC’s Further Notice of Proposed Rulemaking issued in conjunction with its January 19, 2001 Order on Reconsideration, several key issues regarding line sharing, including the provision of line sharing in instances where loop facilities have fiber components and where remote terminals do not have sufficient space for colocation, remain. Any decision by the FCC in these proceedings could limit Z-Tel’s unbundled access to the incumbent local exchange carrier networks in a manner that could have a substantial and material impact on our current or future business.

Bell Operating Company Entry into the Long Distance Market. The Telecommunications Act permitted the Bell operating companies to provide long distance services outside their local service regions immediately, and permits them to provide in-region long distance service upon demonstrating to the FCC that they have adhered to the Telecommunication Act’s Section 271 14-point competitive checklist. The FCC must also find that granting the application would be in the “public interest.” As of this writing, Bell companies had received long-distance authority in all 48 states within the continental U.S. Z-Tel is currently appealing the FCC’s grant of authority to SBC/Ameritech for Illinois, Wisconsin, Indiana and Ohio on the basis that SBC’s application and the FCC’s approval was predicated upon the availability of UNE-P and the availability of unbundled switching throughout all of those states. Z-Tel’s appeal is pending before the D.C. Circuit and consideration of that appeal is currently being held in abeyance, at Z-Tel’s request, pending resolution of the USTA II decision. Now that the D.C. Circuit has ruled in USTA II, we expect that our appeal of the SBC/Ameritech Section 271 authorizations will proceed expeditiously. Z-Tel believes that because the D.C. Circuit vacated the FCC’s unbundled local switching rules in USTA II, the D.C. Circuit should reverse the FCC’s grant of long-distance authority to SBC/Ameritech in these states, as the FCC’s grant was predicated upon the availability of unbundled local switching to entrants in those states.

With Bell operating companies authorized to provide long-distance service nationwide, it is generally expected that competition for Z-Tel’s local and long-distance services will increase. Section 271 entry permits the Bell operating company to offer a bundle of local, long-distance and enhanced services comparable to Z-Tel’s services and therefore could increase competition and harm our business, especially if we cannot obtain adequate access to unbundled network elements from that same Bell operating company.

At the same time, the Section 271 process also provides an important ongoing incentive for Bell operating companies to comply with the unbundling and interconnection requirements of the Telecommunications Act. The section 271 “competitive checklist” specifically requires Bell companies to provide competitors access to “loop transmission,” “switching,” “transport” and “signaling.” In the Triennial Review Order, the FCC ruled that these section 271 checklist requirements were independent legal obligations with which Bell companies must comply, regardless of the status of the unbundling rules under section 251. In the USTA II decision, the D.C. Circuit characterized this independent legal obligation as a “reasonable” approach. We will vigorously enforce its rights to access to Bell company networks pursuant to the independent legal authority that the section 271 checklist requires.

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

Interstate Tariffs and Rates. Beginning July 31, 2001, interstate domestic long distance companies were no longer allowed to file interstate long-distance end-user tariffs with the FCC. This regulatory change requires that Z-Tel make its long-distance service information directly available to customers pursuant to private contracts. In March 1999, the FCC adopted rules that require interexchange (long distance) carriers like Z-Tel to make specific disclosures on their web sites of their rates, terms and conditions for domestic interstate services.

On April 27, 2001, the FCC limited the ability of nondominant, competitive local exchange carriers, including Z-Tel, to file tariffs for interstate switched access services. In doing so, the FCC effectively regulates the rates Z-Tel charges long-distance companies for interstate switched access services. Local exchange carriers (like Z-Tel) provide interstate switched access services to interexchange long-distance companies (like AT&T, MCI and Sprint, as well as Z-Tel) when a state-to-state long distance call is made to or placed by a local telephone customer. Given the large number of interstate long-distance companies, these interstate switched access services are provided generally through FCC interstate tariffs. Prior to this April 27, 2001 decision, the FCC had refrained from any price regulation of the interstate access rates of competitive local exchange companies like Z-Tel. With the April 27, 2001 Report and Order in CC Docket No. 96-262, the FCC ruled that it would not accept for filing any interstate switched access tariff filing by a competitive local exchange carrier if the per-minute rate exceeded an FCC benchmark. The FCC benchmark varies by metropolitan statistical area. In metropolitan statistical areas (“MSAs”) that a competitive local exchange carrier began to provide service after June 20, 2001 (the effective date of the Order), the FCC benchmark rate is the interstate switched access rate for the “competing” incumbent local exchange carrier, which is established pursuant to publicly-filed tariffs before the FCC. For MSAs in which a carrier was providing local service as of June 20, 2001, the FCC benchmark rate from June 20, 2001 through June 19, 2002 was 2.5 cents per minute or the competing incumbent local exchange carrier rate, whichever is higher. For those same MSAs, the FCC benchmark rate from June 20, 2002 through June 19, 2003 was 1.8 cents per minute or the competing incumbent local exchange carrier rate, whichever is higher. For those same MSAs, the FCC benchmark rate from June 20, 2003 through June 19, 2004 is 1.2 cents per minute or the competing incumbent local exchange carrier rate, whichever is higher. Beginning on June 20, 2004, the FCC benchmark rate for those MSAs will be the switched access rate of the competing incumbent local exchange carrier. As of June 20, 2001, Z-Tel was providing local service in most of the MSAs in its current footprint; as a result, the FCC benchmark rates for Z-Tel’s interstate switched access charges in those MSAs will, through June 20, 2004, be considerably higher than the FCC benchmark rate for Z-Tel’s competitors that began to provide service in those MSAs after June 20, 2001.

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

In July 1996, the FCC released rules requiring all local exchange carriers to have the capability to permit both residential and business consumers to retain their telephone numbers when switching from one local service provider to another, known as “number portability.” Number portability has been implemented in most of the areas in which we provide service, but has not been implemented everywhere in the United States. Some carriers have obtained waivers of the requirement to provide number portability, and others have delayed implementation by obtaining extensions of time before compliance is required. Lack of number portability in a given market could adversely affect our ability to attract customers for our competitive local exchange service offerings, particularly business customers, should we seek to provide services to such customers in those markets. In 2003, the FCC established number portability rules for wireless carriers that require landline telephone companies to “port” numbers to customer’s wireless services. Wireless number portability has been implemented in most major U.S. metropolitan areas and FCC rules require that it be implemented nationwide. The FCC has also proposed rules that would require wireless carriers to “port” numbers to landline carriers like Z-Tel. If the FCC does not implement congruent porting rules on wireless carriers that are currently applicable to landline carriers, our ability to compete with wireless carriers in providing bundles or packages of wireline and wireless services could be adversely affected.

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

Intercarrier Compensation (Interstate Access Charges and Reciprocal Compensation). Because Z-Tel, as a competitive local exchange carrier, passes and receives local and toll calls to and from other local exchange carriers and long-distance companies, the rates for “intercarrier compensation” for these calls has a significant and substantial impact on the profitability of our business. In addition, the rates that our competitors, especially the incumbent local exchange carriers, are permitted to charge end-users, other local exchange carriers, and long-distance companies for originating, transmitting, and terminating telecommunications traffic can have a substantial impact on our ability to offer services in competition with those carriers.

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

Since passage of the Telecommunications Act of 1996, the FCC has fundamentally restructured the “access charges” that incumbent local exchange carriers charge to interexchange carriers and end-user customers to connect to the incumbent local exchange carrier’s network. The FCC revised access charges for the largest incumbent local exchange carriers in May 1997, reducing per-minute access charges and increasing flat-rated monthly charges paid by both long-distance carriers and end-users. Further changes in access charges were effected for the largest incumbent local exchange carriers when the FCC adopted the Coalition for Affordable Local and Long-Distance Service ("CALLS") proposal in May 2000. CALLS, which reflected a negotiated settlement between AT&T and most of the Bell operating companies, reduced per-minute charges by 60 percent. It further increased flat-rated monthly charges to end-users, in particular, multi-line business users. The CALLS plan also attempted to remove implicit universal service subsidies paid for by long-distance companies in interstate access rates and place those funds into the federal universal service support system, where they would be recovered from all interstate carriers. Most of the reductions in the CALLS plan resulted from shifting access costs away from interexchange carriers onto end-user customers. Last year, the Fifth Circuit reversed and remanded portions of the CALLS plan back to the FCC for further consideration of the issue as to the size of the subsidy for universal service should be removed from the interstate access charges and placed into the federal interstate universal service support system. The outcome of this litigation could impact the contributions Z-Tel, as an interstate carrier, must pay to support the federal universal service support system.

In addition, as discussed above, the rates that Z-Tel and other competitive local exchange carriers may charge for interstate switched access services are regulated pursuant to the FCC’s April 2001 CLEC Access Charge Order.

In April 2001, the FCC released a Notice of Proposed Rulemaking in CC Docket No. 01-92 in which it proposed a “fundamental re-examination of all currently regulated forms of intercarrier compensation.” The FCC proposed that carriers transport and terminate local traffic on a bill-and-keep basis, rather than per-minute reciprocal compensation charges. The FCC regards the CALLS Order and the CLEC Access Charge Order as well as its reciprocal compensation rules to be 3-year "transitional intercarrier compensation regimes." After completion of that three-year transition, a new interstate intercarrier compensation regime based upon bill-and-keep or another alternative may be in place. Because Z-Tel both makes payments to and receives payments from other carriers for exchange of local and long-distance calls, at this time we cannot predict the effect that the FCC’s determination in CC Docket No. 01-92 may have upon our business.

Potential Legislation. Changes to the market-opening and enforcement provisions of the Communications Act of 1934 or the Telecommunications Act of 1996 could adversely affect our ability to provide competitive services and could harm our business. No substantial re-write of either Act has been introduced before the U.S. Congress as of this writing.

Other Issues. There are a number of other issues and proceedings that could have an effect on our business in the future, including the following facts.

•	The FCC has adopted rules to require telecommunications service providers to make their services accessible to individuals with disabilities, if readily achievable.

•	In March, 2004, the Department of Justice filed a rulemaking petition before the FCC that asks for new rules to implement the Communications Assistance with Law Enforcement Act ("CALEA"). CALEA requires telecommunications providers to design and engineer their networks to permit law enforcement agencies to wiretap and obtain customer service information (e.g., call trace, call records). The Department of Justice CALEA Petition proposes to extend many of those requirements to information services as well. Implementation of the proposed CALEA rules could have a significant impact upon our ability to provide both regulated common carrier and information services to our customers. Such rules could increase the cost of equipment we purchase to deploy our services and such rules could also delay the availability of equipment we need. We cannot predict any such delays or the potential cost at this time. Current FCC rules require telecommunications service providers to provide law enforcement personnel with a sufficient number of ports and technical assistance in connection with wiretaps. We cannot predict the cost to us of complying with these rules at this time.

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

STATE REGULATION

To the extent that we provide telecommunications services that originate and terminate within the same state, we are subject to the jurisdiction of that state’s public service commission. As our local service business and product lines expand, we will offer more intrastate services and may become increasingly subject to state regulation. The Telecommunications Act maintains the authority of individual state utility commissions to preside over rate and other proceedings, and to impose their own regulation on local exchange and intrastate interexchange services, so long as such regulation is not inconsistent with the requirements of federal law. For instance, states may require us to obtain a Certificate of Public Convenience and Necessity before commencing service in the state. We have obtained such authority in all states in which we operate, and, as a prelude to market entry in additional states, we have obtained such authority to provide local service in 49 states and the District of Columbia.

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

The Telecommunications Act generally preempts state statutes and regulations that restrict the provision of competitive services. As a result of this preemption, we will be generally free to provide the full range of local, long distance, and data services in any state. While this action greatly increases our potential for growth, it also increases the amount of competition to which we may be subject. States, however, may still restrict Z-Tel’s ability to provide competitive services in some rural areas. In addition, the cost of enforcing federal preemption against certain state policies and programs may be large and may cause considerable delay. As we roll out new services on a state-by-state basis, we anticipate that the incumbent local exchange carrier will provide the unbundled network element platform components in a manner similar to that provided in states where we currently operate. However, pricing and terms and conditions adopted by the incumbent local exchange carrier in each of these states may preclude our ability to offer a competitively viable and profitable product within these and other states on a going-forward basis. In order to enter new markets, we may be required to negotiate interconnection agreements with incumbent local exchange carriers on an individual state basis. To continue to provide service, we also need to renegotiate interconnection agreements with incumbent local exchange carriers. While current FCC rules and regulations require the incumbent provider to provide the network elements on an individual and combined basis necessary for us to provision end-user services, no assurance can be made that the individual local exchange providers will provide these components in a manner and at a price that will support competitive operations. If the incumbent providers do not readily provide network functionality in the manner required, we have regulatory and legal alternatives, including arbitration before state public service commissions, to force provision of services in a manner required to support our service offerings. However, if we are forced to litigate in order to obtain the combinations of network elements required to support our service, we are likely to incur significant incremental costs and delays in entering such markets. In addition, as discussed above, there is considerable legal uncertainty as to how interconnection agreements are to be enforced before state commissions and where appeals of state commission interconnection agreement determinations may be heard.

State legislatures also may impact our business. In 2003, the Illinois General Assembly passed a law that ordered the Illinois Commerce Commission to increase unbundled network elements rates. Z-Tel and several other competitive carriers filed a lawsuit and injunction against that law, on the basis that the Telecommunications Act of 1996 ordered state commissions — not state legislatures — to establish rates for network elements. The U.S. District Court for the Northern District of Illinois and, subsequently, the United States Circuit Court of Appeals for the Seventh Circuit, agreed and ordered a permanent injunction against the Illinois statute. Nevertheless, incumbent local telephone companies actively lobby and support legislation that would curtail the roles of state public utility commissions, limit competitive access laws that may exist at the state level that may go beyond the Telecommunications Act, or otherwise limit the ability of competitive companies like Z-Tel to compete against incumbents or obtain access to local networks at just, reasonable and nondiscriminatory rates. At any point in time, several such bills are pending before the state legislatures of states in which we do business, and passage of such legislation could have a significant and material effect on our ability to do business in that particular state.

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

COMPETITION

Overview

The telecommunications industry is highly competitive. However, at present, we believe few telecommunications carriers provide the type of bundled service packages that include the range of services and features that we offer, but various competitors offer one or more of the services that make up our service offerings. Competition in the local telephone services market arises primarily from the ILECs and alternative transport systems such as wireless, cable and the Internet. Competition in the long distance and information services markets, which have fewer entry barriers, is already intense and is expected to remain so.

We believe the principal competitive factors affecting our business will be the quality and reliability of our services, customer confidence, innovation, customer service and price. Our ability to compete effectively will depend upon our continued ability to offer innovative, high-quality, market-driven services at prices generally equal to or below those charged by our competitors and to instill confidence in prospective customers as to our long-term viability and the viability of our access to ILEC and other networks. Many of our current and potential competitors have far greater financial, marketing, personnel and other resources than we do, as well as other competitive advantages.

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

Also as stated above under “Government Regulation,” a recent court ruling has created uncertainty in the ILECs’ and our regulatory environment. This uncertainty favors the ILECs and may enable them to raise fees they charge to us, thereby causing us to raise our rates to non-competitive levels.

Regulations that allow competitive local exchange carriers, such as us, to interconnect with incumbent local exchange carrier facilities and acquire and combine the unbundled network elements of an incumbent local exchange carrier provide increased business opportunities for us. However, such interconnection opportunities have been, and will likely continue to be, accompanied by increased pricing flexibility and relaxation of regulatory oversight for the incumbent local exchange carriers.

Competitive Local Exchange Carriers. We face competition in local telephone services from numerous competitive local exchange carriers, including our own wholesale customer Sprint. Interexchange (long distance) carriers such as AT&T, MCI and Sprint have entered the local telephone market. These companies have name recognition, standing relationships with their customers and financial, technical and marketing resources substantially greater than we have. The Telecommunications Act radically altered the market opportunity for competitive local exchange carriers. With the required unbundling of the incumbent local exchange carrier’s networks, competitive local exchange carriers are able to enter the market more rapidly by leasing switches, trunks and loop capacity until traffic volume justifies building substantial facilities. Newer competitive local exchange carriers, like us, will not have to replicate existing facilities and can be more opportunistic in designing and implementing networks, which could have the effect of increasing competition for local exchange services.

Cable Television Operators. Cable television operators are also entering the telecommunications market by upgrading their networks with fiber optics and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. These companies have standing relationships with their customers and generally have financial, technical and marketing resources substantially greater than we have.

Wireless Telephone Companies. Wireless telephone systems are seen by many consumers as a substitute for traditional wireline local telephone service. Wireless companies have name recognition, standing relationships with their customers and financial, technical and marketing resources substantially greater than we have.

VoIP Providers. The Internet is being used by a limited number of consumers as a substitute for traditional wireline local and long distance telephone service. The number of VoIP users could expand rapidly in the near future. We intend to offer our own VoIP services. Other entrants into this market may include ILECs, cable television operators and Internet service providers as well as new entrants.

New Entrants. We could face competition from new entrants into the local exchange market. Because the Telecommunications Act requires the unbundling of the incumbent local exchange carrier’s networks, new entrants are able to enter the market by leasing switches, trunks and loop capacity in lieu of expending funds building substantial facilities. This lower barrier to entry could have the effect of increasing competition for local exchange services. Moreover, a continuing trend toward consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors.

Long Distance Telephone Service

The long distance telecommunications industry has numerous entities competing for the same customers and a high average churn rate because customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Our primary competitors in the long distance market include major interexchange carriers such as AT&T, MCI and Sprint, certain incumbent local exchange carriers and resellers of long distance services. We believe that pricing levels are a principal competitive factor in providing long distance telephone service. We hope to avoid direct price competition by bundling long distance telephone service with a wide array of value-added, enhanced communications services.

We believe that incumbent local exchange carriers that offer a package of local, long distance telephone and information services will be particularly strong competitors. Incumbent local exchange carriers, including Verizon, BellSouth, Qwest and SBC Communications, are currently providing both long distance and local services as well as certain enhanced telephone services that we offer. We believe that the Bell operating companies will attempt to offset market share losses in their local markets by attempting to capture a significant percentage of the long distance market.

Enhanced Communications Services

We compete with a variety of enhanced service companies. Enhanced communications services markets are highly competitive, and we expect that competition will continue to intensify. Our competitors in these markets include Internet service providers, Web-based communications service providers and other telecommunications companies, including the major interexchange carriers, incumbent local exchange carriers, competitive local exchange carriers and wireless carriers.

Wholesale Services

We believe we are the sole competitive local exchange carrier offering local exchange services on a wholesale basis. Our chief competitor on the wholesale level in each territory is the incumbent local exchange carrier, usually a Bell operating company. Our competitive advantage is our knowledge and experience in dealing with incumbent local exchange carriers, our knowledge and experience in offering local services, our proprietary enhanced features and our operational support systems. Bell operating companies, in general, do not promote and market their ability to offer wholesale services, preferring to minimize competition in the local telephone services market. We offer our wholesale customers a full suite of services for their use in providing telephone services to their customers. We face competition from a variety of companies that offer particular services such as provisioning services, billing services and enhanced communications services (such as voicemail) or that offer technologies related to such services.

RESEARCH AND DEVELOPMENT ACTIVITIES

For the fiscal years ended December 31, 2003, 2002 and 2001, we invested approximately $6.0, $7.4, and $8.9 million, respectively, in company-sponsored research and development activities.

EMPLOYEES

As of March 25, 2004, we had approximately 1189 employees. None of our employees is covered under collective bargaining agreements.

ACCESS TO INFORMATION

The public may read and copy any materials we file with the Securities and Exchange Commission at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Reports we file electronically with the SEC including annual reports on Forms 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those filings are available free of charge soon after each filing at the following Web site: http://www.z-tel.com. Select “Investor Relations” from the drop down menu under “Learn.”

ITEM 2. PROPERTIES

We currently lease our principal executive offices in Tampa, Florida and our principal engineering offices in Atlanta, Georgia. We own our offices in Atmore, Alabama.

Our principal network facilities, which house our enhanced communications services and operational support systems, reside in our Tampa offices. We estimate the current hardware can support 1.7 million end user lines. With additional equipment we estimate the maximum capacity of the facility (because of space constraints) to be approximately 2.2 million lines. Anticipated technology improvements could expand that capacity.

Both of our business segments utilize the foregoing offices and facilities.

ITEM 3. LEGAL PROCEEDINGS

We are a party to various administrative and judicial proceedings dealing with the regulatory environment in which we operate. For more information, please refer to the section entitled “Item 1. Business-Government Regulation.”

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

The Metropolitan Government of Nashville and Davidson County, Tennessee, on behalf of the Metropolitan Nashville Employee Benefit Board (collectively “Metro Nashville”), filed the foregoing lawsuit against us on September 20, 2002. The lawsuit asserts claims under Delaware Law, the Uniform Commercial Code, and state law and seeks actual damages of $18 million, punitive damages of $18 million, interest, and court costs. Metropolitan Nashville Employee Benefit Board is a Z-Tel common shareholder. Metro Nashville alleges that we wrongfully and improperly delayed delivery of a stock certificate, preventing Metro Nashville from selling or taking other steps to protect the value of their shares while the price of our stock declined significantly. The court denied our motion to dismiss on January 20, 2003 and denied our motion for summary judgment on January 21, 2004. We filed a motion for reconsideration of the Order Denying Summary Judgment on February 6, 2004. This motion is still pending before the court. The court has scheduled trial to begin on May 17, 2004. We believe the lawsuit is without merit and intend to oppose the allegations vigorously; however, we cannot predict the outcome of this litigation with any certainty.

3. PUC Docket No. 26417 Before the Public Utility Commission of Texas. Z-Tel Communications, Inc. Complaint for Post-Interconnection Agreement Dispute Resolution, Request for Expedited Ruling, And Request for Interim Ruling Against Southwestern Bell Telephone Company.

On August 6, 2002, we filed a complaint against Southwestern Bell Telephone Company (“SWBT”) before the Public Utility Commission of Texas ("PUCT"), requesting that the PUCT enjoin SWBT from disconnecting our access to customers in Texas on the basis of a billing dispute between the parties. The billing dispute centered on whether we owed SWBT certain amounts for collect calls from SWBT retail customers to Z-Tel retail customers. On August 23, 2002, the PUCT issued in part the injunctive relief requested by Z-Tel, making clear that service not be interrupted. Since that injunction, Z-Tel and SWBT have been involved in a dispute resolution process over these and other billing disputes between SWBT and SBC affiliates of SWBT.

4.	C.A. No5:03CV229, Z-Tel Communications Inc. v. SBC Communications, Inc., in the United States District Court for the Eastern District of Texas, filed October 9, 2003.

On October 9, 2003, Z-Tel Communications, Inc., our wholly-owned subsidiary corporation, filed a lawsuit against SBC Communications, Inc. and several of its subsidiaries (collectively, “SBC”) in federal court in Texas, where both SBC and Z-Tel do business. The lawsuit alleges SBC’s violation of the federal antitrust laws, the Racketeering Influenced Corrupt Organizations Act (RICO), the Lanham Act, and other federal and state laws. The complaint seeks damages and an injunction against SBC. On November 20, 2003, SBC filed a motion to dismiss the complaint. This motion is pending before the court. We cannot predict the outcome of this litigation with any certainty.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company’s common shares are traded on the Nasdaq SmallCap Market under the symbol “ZTEL.” The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the common shares, as reported on the Nasdaq National Market or the Nasdaq SmallCap Market, as the case may be.

	HIGH	LOW
FISCAL YEAR 2002:
First Quarter	$2.98	$1.25
Second Quarter	$2.25	$0.35
Third Quarter	$1.55	$0.41
Fourth Quarter	$1.37	$0.70
FISCAL YEAR 2003:
First Quarter	$1.60	$0.60
Second Quarter	$2.99	$1.58
Third Quarter	$3.25	$1.70
Fourth Quarter	$3.08	$1.40

HOLDERS

As of March 26, 2004, there were approximately 242 registered holders of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column
	(a)	(b)	(a)(c)
Equity compensation plans approved by security holders	12,565,624	$4.14	1,437,778	(1)(2)
Equity compensation plans not approved by security holders

Total	12,565,624	$4.14	1,437,778

(1) Restricted stock, dividend equivalents, deferred stock and stock appreciation rights may be awarded under our equity participation plan in addition to option grants.

(2) Unless the board of directors sets a lesser number, the aggregate number of shares of common stock subject to our equity participation plan increases automatically on the first day of each fiscal year by a number of shares equal to the lesser of (i) 3,000,000 or (ii) 6% of the outstanding common shares on that date.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

HISTORY OF OPERATIONS

We were founded in January of 1998. In our first year of operations, we focused primarily on research and development activities, recruiting personnel, purchasing operating assets, and developing our service offerings and marketing plans. In the fourth quarter of 1998 we launched our first service offering composed of an access card to make long-distance calls from any phone coupled with enhanced services, such as voice mail, “Find-me” call forwarding, and community messaging. In 1998 our revenues totaled $0.1 million.

During June of 1999 we launched our primary service offering Z-Line Home Edition (currently called Z-LineHOME) in New York. This is our bundled telecommunications service providing integrated local, long-distance and enhanced services targeted at residential customers. Our revenues for 1999 increased to $6.6 million.

On December 15, 1999, we filed our initial public offering of 6.9 million shares. This offering resulted in net proceeds to us of approximately $109.1 million. This offering provided us with the opportunity, at the potential expense of profitability, to accelerate our investments in the building of our network, the continuation of our research and development, the acceleration of sales and marketing activities, and the development of our administrative infrastructure. We purchased Touch 1 Communications, Inc. (“Touch 1”) in April 2000 in an effort to facilitate our planned growth. These investments lead to our revenues growing to $177.7 million in 2000. Nevertheless, these investments also significantly increased our operating and cash expenditures.

This growth was slowed during 2001 as we moved our focus from growth to profitability. We focused on lowering customer acquisition costs, improving operating efficiencies, and attracting and maintaining a higher quality customer, which initiatives resulted in a charge of $29.9 million relating to the write-off of certain accounts receivables and a $59.2 million impairment of assets relating to the sale of certain assets, primarily telemarketing centers. We also experienced a reduction in overall headcount in 2001 through a workforce reduction, attrition and the sale of the majority of the operations and assets of the telemarketing centers that we acquired in 2000. In 2001, we had revenues of $280.4 million and incurred a net loss of $146.1 million compared to a net loss of $88.0 million in 2000.

We continued our focus on operating improvement and cash management during 2002. We also decided to diversify our services and revenues streams by offering wholesale services to other telephone companies. We signed a contract with MCI WORLDCOM Communications, Inc. (“MCI”) at the end of the first quarter of 2002. We recorded $238.4 million of revenues and net loss of $19.6 million during 2002. Our wholesale services represented 12.9% of total reported revenues for the year ended December 31, 2002.

Although the results of 2003 appear to be very similar to those reported for 2002, there were several significant changes that occurred during 2003. We signed an agreement with Sprint Communications, LP (“Sprint”) in February of 2003. This agreement provided us with a wholesale customer that has grown to nearly 300,000 lines in the first 10 months of our relationship. This agreement provided significant positive cash and operating results and eliminated the impact of the MCI wholesale agreement that was terminated in October of 2003. The MCI wholesale contract was an agreement that essentially from its outset had a large amount of uncertainty due to MCI’s bankruptcy proceedings. We also invested in a large amount of sales and marketing during the first half of 2003 to help increase our retail lines. After looking at the results of these efforts and the increased competition and pricing pressure that has continued to occur in the residential telephone market we decided to shift our growth initiatives to our business and wholesale services during the second half of 2003.

We still anticipate that residential service will account for the largest portion of our overall revenue steam and our operating cash flow in 2004. We spent the second half of 2003 building our business services, and we expect to see significant growth in this offering during 2004. We expect wholesale services to consistently grow during the year. Any new agreements within this line of business would provide additional opportunities for growth. We are also planning to launch our Voice over Internet Protocal (“VoIP”) services sometime during the second quarter of 2004. Our new VoIP offerings may provide additional revenues, but will not likely contribute meaningfully to positive operations or be of a significant nature until at least 2005.

The following selected historical consolidated financial data has been derived from our consolidated financial statements and should be read in conjunction with the financial statements, related notes and other financial information contained in this document. You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” presented later in this document. Historical results are not necessarily indicative of future results.

	Years Ended December 31,
	2003	2002	2001	2000(7)	1999
		(In thousands, except share and per share data)
Revenues	$289,180	$238,397	$280,350	$177,668	$6,615

Operating expenses:
Network operations(8)	135,097	94,474	159,617	107,077	6,518
Sales and marketing	18,753	12,327	31,243	45,018	8,898
General and administrative (3)	127,018	122,579	156,107	99,606	20,055
Asset impairment charge(2)	—	1,129	59,247		—
Wholesale development costs (5)	—	1,018		—	—
Restructuring charge(6)	—	1,861			—
Depreciation and amortization	23,449	23,936	23,277	17,166	4,372

Total operating expenses	304,317	257,324	429,491	268,867	39,843

Operating loss	(15,137)	(18,927)	(149,141)	(91,199)	(33,228)

Nonoperating income (loss):
Interest and other income	2,086	3,509	6,862	5,475	608
Interest and other expense	(3,076)	(4,137)	(3,789)	(2,313)	(3,351)

Total nonoperating income (loss)	(990)	(628)	3,073	3,162	(2,743)

Net loss	(16,127)	(19,555)	(146,068)	(88,037)	(35,971)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(17,480)	(15,589)	(15,059)	(3,644)	(1,654)
Less deemed dividend related to beneficial conversion feature	(186)	(186)	(9,356)	(20,027)	—

Net loss attributable to common stockholders	$(33,793)	$(35,330)	$(170,483)	$(111,708)	$(37,625)

Weighted average common shares outstanding	35,396,922	34,951,720	33,908,374	33,066,538	15,099,359

Basic and diluted net loss per share	$(0.95)	$(1.01)	$(5.03)	$(3.38)	$(2.49)

Consolidated Balance Sheet Data
Cash and cash equivalents (1) (4)	$12,013	$16,037	$18,892	$46,650	$101,657
Working capital (deficit)	(31,038)	(19,380)	(11,983)	59,245	95,315
Total assets	89,453	106,711	116,737	246,461	137,677
Total debt	5,531	10,144	15,766	20,417	14,134
Mandatorily convertible redeemable preferred stock (4)	144,282	127,631	112,570	84,585	—
Total stockholder’s equity (deficit)	(131,019)	(99,284)	(67,172)	89,100	114,378
Other Financial Data
Net cash provided by (used in) operating activities	11,956	18,399	(21,846)	(96,862)	(32,681)
Net cash used in investing activities	(10,996)	(15,600)	(15,615)	(40,602)	(5,182)
Net cash provided by (used in) financing activities	(4,984)	(5,654)	9,701	82,455	131,547

Significant items impacting 2003 results

In August 2003, we received notice that MCI WorldCom Communications, Inc. was terminating the wholesale services agreement effective October 15, 2003. This agreement was entered into in March 2002. In February 2003, we signed a wholesale services agreement with Sprint Communications Company, LP.

(1) Included in the December 31, 1999 cash balance was approximately $109.1 million of net proceeds from our December 15, 1999 initial public offering. This cash was obtained through the sale of 6,900,000 shares (including the underwriters’ over- allotment option) of our common stock at $17.00 per share.

(2) We recorded a $1.1 and $59.2 million expense related to impaired assets in 2002 and 2001, respectively. This expense was the result of management’s decision to reduce various customer growth initiatives, most notably telemarketing activity levels. In 2001, a majority of the operations and assets of telemarketing centers acquired from Touch 1 was either voluntarily closed or sold. In addition to the goodwill impairment of $54.9 million, we recorded a $4.3 million charge associated with the impairment of assets, composed of $3.0 million relating to unrealizable software and development projects, $0.9 million of a worthless telemarketing property and equipment, and $0.4 million of securities deemed to be worthless. As a result of management’s decision in the second quarter of 2002 to enhance future cash flow and operating earnings, we closed the remaining call centers in North Dakota and recorded a $1.1 million asset impairment. We also incurred restructuring charges as a result of this decision during 2002 as discussed in item (7).

(3) Included in the 2001 general and administrative expense was a write-off of accounts receivable that resulted in $29.9 million of additional bad debt expense.

(4) During 2000, we issued Series D and E preferred stock for approximately $56.3 and $50.0 million, respectively. During 2001 we issued Series G preferred stock for approximately $17.5 million.

(5) During 2002, we began to provide our services on a wholesale basis. We recorded start-up costs for developing this new service offering of approximately $1.0 million. All wholesale related costs after our initial wholesale services contract signed on March 20, 2002 are included in the operating expenses line items, rather than being segregated.

(6) During 2002, we closed two call centers in North Dakota and our New York sales office. As discussed in Item 2 above, these expenses consisted primarily of termination benefits, lease abandonment and lease settlement costs.

(7) We completed the acquisition of Touch 1, on April 14, 2000. We used the purchase accounting method for our acquisition of Touch 1. Therefore, our discussions of the results of operations and liquidity and capital resources do not include any discussions regarding Touch 1 prior to our acquisition of Touch 1, which is treated as being closed for accounting purposes, on April 1, 2000.

(8) During 2002, we received a $9.0 million retroactive rate reduction for the unbundled network elements we acquire from Verizon as a result of a settlement approved by the New York Public Service Commission.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with the “Selected Consolidated Financial Data,” financial statements and related notes included in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Item 1. Business,” as well as “Cautionary Statements Regarding Forward-Looking Statements,” and “Risks Related to our Financial Condition and our Business,” below, and other factors relating to our business and us that are not historical facts. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, anticipated rapid expansion, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, success and profitability of our wholesale services, dependence on key personnel, uncertainty of government regulation, legal and regulatory uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement.

OVERVIEW

We offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone or the Internet. These features include Personal Voice Assistant (“PVA”), “Find-Me,” “Notify-Me,” caller identification, call waiting and speed dialing. PVA allows users to store contacts in a virtual address book and then access and utilize that information by voice from any telephone. PVA users can also send voice e-mails. We are an emerging provider of advanced, integrated telecommunications services targeted to residential and business customers. In addition to providing our services on a retail basis, we are also providing these services on a wholesale basis. Our wholesale services provide other companies the ability to utilize our telephone exchange services, enhanced services platform, infrastructure and back-office operations to provide services to retail and business customers on a private label basis. For management purposes, we are organized into two reportable operating segments: retail services and wholesale services. The nature of our business is rapidly evolving, and we have a limited operating history.

Economic and Industry-Wide Factors

The overall telecommunication industry is experiencing an enormous amount of competition. Although telecommunications has always been relatively competitive, it seems that competitive pressures are even further intensifying, as incumbent and new providers continue to undercut each other in price while offering more and new services. In order to promote new services, providers usually provide immediate discounts and enticements. This generally makes prospective customers more willing perhaps to switch telecommunication providers and experiment with new service offerings. The industry is also receiving entrants from other industries, which is creating various bundling and pricing opportunities. Not only are end user prices generally decreasing, but customers are also receiving more minutes, features, options, and partnering advantages than has been typically available in the past. The industry is also experiencing increased churn as service providers in the wireline, wireless, VoIP, cable, internet, satellite, and other markets compete for and in some cases target each-other’s customer bases with various marketing and partnering opportunities. The overlapping of markets is also driving the desire of companies to be the sole provider of services across many communication markets, which provides additional margins and an incentive to customers to stay with the provider as a result of discounts for receiving multiple services.

The 1996 Telecommunications Act and the establishment of the unbundled network element platform (“UNEP”) and total element long run incremental cost (“TELRIC”) pricing have been consumed in either regulatory uncertainty or in the court system as the ILEC’s continue to argue for the elimination of UNE-P or at a very minimum the need to increase pricing of UNE-P. This consistent status of flux and uncertainty has become more significant recently. The uncertainty is a result of the D.C. Circuit decision that vacates certain Federal Communication Commission (“FCC”) rules related to UNE-P 60 days from March 2, 2004, or upon denial of a petition for rehearing, whichever is later, primarily as a result of what, in the court’s opinion, is the mishandling of the 1996 Telecommunications Act by the FCC. Therefore, the competitive carriers have appealed to the U.S. Supreme Court to review the case. This uncertainty could make it extremely difficult to operate our business as we must work even more diligently to convince the market, customers, partners, vendors, lenders and other constituents that this issue will pass and we will be able to continue to successfully pursue our business plan. We believe that UNE-P will continue to exist into the foreseeable future, but we do not know the exact time-frame. We will also continue to pursue our VoIP initiatives, as this is our planned longer-term solution to mitigating or perhaps fully eliminating our risk from the uncertainty of UNE-P.

We believe that there are significant opportunities to grow our business, especially through marketing partnerships. We believe that the establishment of bundled service offerings as being the “standard” will further drive the convergence of services across all telecommunication service offerings and even across markets. We believe that this will only increase as customers increasingly recognize the value of bundled services. We expect further partnering and potential consolidation in the telecommunications industry during the coming years as competition continues, the regulatory environment becomes clearer and the availability of service offerings expands. There is also significant risk with these factors as the intense competition from a price and service perspective will force continued operational and financial pressures on operating margins and perhaps other measurements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, disputed payables related to network operations expense, valuation of accounts receivable, property, plant and equipment, long-lived and intangible assets, restructuring reserves, tax related accruals and contingencies. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions. Furthermore, accounting treatment of assets, liabilities, revenues, and expenses may differ from telecommunication regulatory treatment of these same items.

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition. Revenues are recognized when earned. Revenues related to long distance, carrier access service and certain other usage driven charges are billed monthly in arrears and the associated revenues are recognized during the month of service. We record an estimate for this amount. Subscription services are billed monthly in advance and we recognize revenues for this service ratably over the service period. We defer certain installation charges and recognize this revenue ratably over the estimated life of our customer. Our wholesale services revenues are derived from contractual arrangements. We perform a review of each contract and determine the appropriate timing of revenue recognition depending on the facts and circumstances of each individual item within the contract. We are currently deferring certain revenues over the life of our arrangements, rather than recognizing these revenues up-front. In instances where we are the primary obligor for costs incurred we use the gross method to record our revenues for wholesale services. We operate in a heavily regulated industry; therefore, our pricing is subject to both state and federal regulatory commission oversight. Such oversight could result in changes to the amount we bill our customers in current and future periods.

The gross accounting presentation for our wholesale services business segment requires the understanding that certain recorded revenues are actually direct cost pass-through. For instance, under our Sprint contract we charge to Sprint, with a zero mark-up, certain charges that we receive from the incumbent local exchange carriers (“ILECs”) that are attributable to lines that are owned by Sprint under the aforementioned agreement. However, late in the third quarter of 2003 Sprint established its own billing codes with the ILECs and has been adding all new customers to these codes. This had the effect of reducing our gross monthly billings to Sprint, yet has no impact on the profitability of the contract. Indeed, Sprint’s lines under the wholesale services agreement were actually increasing significantly during the period in reference. This action also has the impact of increasing total margins, even though the profitability of the contract on a per line basis was unchanged. This is why we chose to focus on the net income per wholesale services line in service, as opposed to stated revenues or margins per se.

Disputed Payables Related to Network Operations and General and Administrative Expense. Network operations expenses are primarily charges from the ILECs for the leasing of their lines, utilizing the UNE-P, made available to us as a result of the Telecommunication Act of 1996, and long distance and other charges from inter-exchange carriers (“IXCs”). We record certain charges such as up-front set-up fees, incorrect dispatch, and change and modification charges in the general and administrative expense line item. We typically have disputed billings with IXCs and ILECs as a matter of normal business operations. Certain of these disputed amounts are recorded as an expense at the time of dispute, but we do not pay any of our disputes until they are resolved and it is determined that we indeed owe part or all of the dispute. Our disputes are for various reasons including but not limited to incorrect billing rates, alternatively billed services, duplicate billing errors, and costs associated with line loss. This pricing is subject to both state and federal oversight and therefore, our pricing is subject to change. Any such change could have a material impact on our business.

Management recognizes as disputes any billing that is continued to be presented as a past-due amount on invoices that we receive. This approach results in the disclosure of certain disputes that management does not believe are of a significant risk to us, primarily due to the age and/or the dispute, but believe it is appropriate to disclose the amounts as they have not been resolved and continue to be billed to us as past-due amounts.

Valuation of Accounts Receivable. Considerable judgment is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of our customers. We regularly analyze our approach as we gain additional experience or new events and information are identified to determine if any change to our methodology is warranted. Our current allowance methodology is directly related to the age of a customer’s receivable and the belief that the older the receivable is, the less likely a customer is to pay. Additionally, we have performed liquidation and other collection analyses to make necessary changes in reporting our accounts receivable in a reasonable and prudent fashion. The impact of changing the percentages we use for each aging bucket in the calculation of our allowance for doubtful accounts by 5% would result in a $0.5 million change to our bad debt expense.

Property, Plant and Equipment. Changes in technology or changes in the intended use of property, plant and equipment may cause the estimated period of use or the value of these assets to change. We utilize straight-line depreciation for property and equipment. We perform an annual analysis to confirm the appropriateness of estimated economic useful lives for each category of current property, plant and equipment. Estimates and assumptions are used in both setting depreciable lives for various asset classes and in testing for recoverability. These estimates and assumptions require considerable judgment. The effect of a one year change in the useful lives of our switching and computer equipment, software and software development would result in a change of $5.3 million to our depreciation expense.

Tax Related Accruals. Our estimates of deferred and current income taxes and the significant items giving rise to the deferred assets and liabilities are shown in Footnote 15 - Income Taxes to our consolidated financial statements. These reflect our assessment of actual current and future estimated income taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of actual realization. Currently we have placed a 100% valuation allowance on all net deferred tax assets. A valuation allowance to reduce deferred tax assets is required if the weight of evidence it is more likely than not that the deferred tax assets will not be realized. We also are subject to various tax audits from various federal, state, and local jurisdictions and make estimates based on available information and after consultation with experts, where necessary. We believe that our estimates are reasonable based on facts known now; however, they may change materially in the future due to new developments.

Contingencies. We are subject to proceedings, lawsuits, audits and other claims related to lawsuits and other legal and regulatory proceedings that arise in the ordinary course of business. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of loss accrual required, if any, for these contingencies are made after careful analysis of each individual issue. We consult with legal counsel and other experts where necessary in connection with our assessment of any contingencies. The required accrual for any such contingency may change materially in the future due to new developments in each matter.

CONSOLIDATED RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002 The following consolidated Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with results by segment. Key selected financial and operating data for the years ended December 31, 2003 and 2002 are as follows:

			Amount	Percentage
	For the year ended		Change	Change
	December 31,		Favorable	Favorable	Percentage of Revenues

	2003	2002	(Unfavorable)	(Unfavorable)	2003	2002
	(In Millions)
Results of Operations:
Revenues	$289.2	$238.4	$50.8	21.3%	100.0%	100.0%
Operating expenses:
Network operations	135.1	94.5	(40.6)	(43.0)%	46.7%	39.6%
Sales and marketing	18.8	12.3	(6.5)	(52.8)%	6.5%	5.2%
General and administrative	127.0	122.6	(4.4)	(3.6)%	43.9%	51.4%
Asset impairment charge	—	1.1	1.1	100.0%	—%	0.5%
Wholesale development costs	—	1.0	1.0	100.0%	—%	0.4%
Restructuring expense	—	1.9	1.9	100.0%	—%	0.8%
Depreciation and amortization	23.4	23.9	0.5	2.1%	8.1%	10.0%

Total operating expenses	304.3	257.3	(47.0)	(18.3)%	105.2%	107.9%

Operating loss	(15.1)	(18.9)	3.8	20.1%	(5.2)%	(7.9)%

Nonoperating income (expense):
Interest and other income	2.1	3.5	(1.4)	(40.0)%	0.7%	1.4%
Interest and other expense	(3.1)	(4.1)	1.0	24.4%	(1.0)%	(1.7)%

Total nonoperating expense	(1.0)	(0.6)	(0.4)	(66.7)%	(0.3)%	(0.3)%

Net loss	(16.1)	(19.5)	3.4	17.4%	(5.5)%	(8.2)%
Less mandatorily redeemable convertible preferred stock dividends and accretion	(17.5)	(15.6)	(1.9)	(12.2)%	(6.1)%	(6.5)%
Less deemed dividend related to beneficial conversion feature	(0.2)	(0.2)	—	—%	(0.1)%	(0.1)%

Net loss attributable to common stockholders	$(33.8)	$(35.3)	$1.5	4.2%	(11.7)%	(14.8)%

Cash Flow Data:
Net cash provided by operating activities	$12.0	$18.4	$(6.4)	(34.8)%	*	*
Net cash used in investing activities	(11.0)	(15.6)	4.6	29.5%	*	*
Net cash used in financing activities	(5.0)	(5.7)	0.7	12.3%	*	*

Net decrease in cash and cash equivalents	$(4.0)	$(2.9)	$(1.1)	(37.9)%	*	*

(*) Not meaningful

Revenues. To be consistent with emerging industry practices, the revenues for all periods presented have been changed to reflect the billing to our customers of the Universal Service Fund (“USF”) and other regulatory fees and the related payments into the associated regulatory funds as network operations expense. Operating income and net income for all periods presented were unaffected. The additional revenues and expenses recorded were $4.2 and $3.1 million for the years ended December 31, 2003 and 2002, respectively. Revenues increased by $50.8 million to $289.2 million for the year ended December 31, 2003, compared to $238.4 million the prior year. The increase in revenues was primarily a result of an increase of $53.3 million in our wholesale services revenue. This increase was primarily a result of increased revenues from our wholesale contract with Sprint, signed in February 2003, contributing an additional $60.0 million in 2003, and was partially offset by a decrease of $6.3 million in MCI’s wholesale service revenues compared to the prior year. The below table provides a break-down of our revenues and changes for 2003 compared to 2002:

	Revenues for the years ending		Amount	Percentage
	December 31,		Change Favorable	Change Favorable	Percentage of Revenues
Type of Revenues	2003	2002	(Unfavorable)	(Unfavorable)	2003	2002
	(In Millions)
Bundled residential services	$190.7	$190.5	$0.2	0.1%	65.9%	79.9%
Bundled business services	3.7	0.3	3.4	1,133.3%	1.3%	0.1%
1+ long distance services	10.7	16.8	(6.1)	(36.3)%	3.7%	7.1%
Wholesale services	84.1	30.8	53.3	173.1%	29.1%	12.9%

Total	$289.2	$238.4	$50.8	21.3%	100.0%	100.0%

Two significant drivers impact our revenues: lines in service and average (monthly) revenue per unit (“ARPU.”) The more significant driver impacting of our changes in revenue is the amount of lines in service. The table below provides a detail break-down of our lines:

	Average lines in service		Ending lines in service
	for the years ending		for the years ending
	December 31,		December 31,
Type of Revenues	2003	2002	2003	2002
Bundled residential services	232,827	224,049	204,758	203,453
Bundled business services	8,017	—	21,593	—
1+ long distance services	90,584	134,000	74,419	106,652
Wholesale services	158,199	35,796	296,824	55,523

Total lines under management	489,627	393,845	597,594	365,628

ARPU provides us with a business measure as to the average monthly revenue generation attributable to each line in service, by business segment. ARPU is calculated by taking total revenues divided by 12 to calculate the average revenue per month and this total is divided by the average lines in service. We use this measure when analyzing our retail services businesses, but not when assessing our wholesale services business for reasons discussed earlier in this section under the Critical Accounting Policies and Estimates within the Revenue Recognition section. The following table provides a detail of our ARPU:

	Average revenue per unit in service
	for the years ending		Amount	Percentage
	December 31,		Change Favorable	Change Favorable
Type of Revenues	2003	2002	(Unfavorable)	(Unfavorable)
Bundled Residential Services	$68.26	$70.86	$(2.60)	(3.7)%
Bundled Business Services	$38.46	N/A	*	* %
1+ Long Distance Services	$9.84	$10.45	$(0.61)	(5.9)%

(*) Not meaningful

The overall change in our revenues in 2003 compared to the prior year was driven by our focus on growing our wholesale and business services during the last half of 2003. Residential services revenues grew during the first half of 2003 but with our shift in focus mid-year we ended nearly flat compared to the prior year. We expect the trend of focusing on growing our bundled business and wholesale services while the signing of a partnering agreement has the potential to increase our bundled residential services in 2004. We also expect that our ARPU will stay relatively flat to slightly lower into the foreseeable future, primarily due to the competitive climate and due to reductions in access fees. To the extent that we are able to develop more and/or new service offerings, such as our PVA and/or Digital Subscriber Line (“DSL”), we may have some opportunity to mitigate any decrease in general levels of ARPU. We expect residential, business and wholesale lines in service to grow significantly during 2004. We believe that the economics of our business and wholesale services are currently more attractive for active investment than is the traditional residential business. Therefore, we will invest in sales and marketing activities to attract business customers and look to marketing partnership opportunities to be the primary driver in our residential revenues. In March 2004, we entered into a marketing partnership with a large communication company. This new offering is expected to be launched in May 2004.

We expect to launch our Voice over Internet Protocol (“VoIP”) services in the second quarter of 2004, but we do not expect a significant amount of revenue from this new service offering during 2004. We continue to target companies with large existing residential and business customer bases for various forms of partnership opportunities, and we are also exploring additional distribution and delivery opportunities for our services. We are also seeking additional wholesale services relationships.

Network Operations. Network operations expense increased by $40.6 million to $135.1 million for the year ended December 31, 2003, compared to $94.5 million the prior year. Our network operations expense primarily consists of fixed and variable transmission expenses for the leasing of the UNE-P components from the ILECs, domestic and international charges from service level agreements with IXCs, and the USF and certain other regulatory charges to be consistent with industry practice. The increase in network operation expense was primarily the result of having an overall larger average number of lines under management in service for the year ended 2003 compared to the prior year. The following table provides a detailed break-down and analysis of changes in network operations expense:

	Network Operations for the
	years ending		Amount	Percentage	Percentage of
	December 31,		Change Favorable	Change Favorable	Network Operations
	2003	2002	(Unfavorable)	(Unfavorable)	2003	2002
	(In Millions)
Bundled residential & business services	$95.1	$80.3	$(14.8)	(18.4)%	70.4%	85.0%
1+ long distance services	2.6	3.5	0.9	25.7%	1.9%	3.7%
Wholesale services	37.4	10.7	(26.7)	(249.5)%	27.7%	11.3%

Total	$135.1	$94.5	$(40.6)	(43.0)%	100.0%	100.0%

Our network operations expense as a percentage of revenues, increased to 46.7% for 2003 compared to 39.6% in the prior year. We recorded a reduction to network operations expense for certain retroactive rate reductions and billing errors in the amounts of $2.5 million and $9.0 million recorded in 2003 and 2002, respectively. Excluding the impact of these retroactive rate reductions, the consolidated network costs, as a percentage of revenues were 47.6 % for 2003 compared to 43.4% in the prior year. The increase in network operations is primarily a result of the impact of the gross accounting used to account for our wholesale service. The following table provides a detail of network operations expense as a percentage of revenues by the respective revenue types. This table excludes an analysis of wholesale services because management does not look at this measure, given that network expenses related to wholesale services are intended to be zero-margin direct cost pass-through in nature.

	Network operations as a
	% of revenues for the		Amount
	years ended December 31,		Change Favorable
	2003	2002	(Unfavorable)
Bundled residential & business services	48.9%	42.1%	(6.8)%
1+ long distance services	24.3%	20.8%	(3.5)%

We also analyze the average expense per unit (“AEPU”) for network operations, similar to the ARPU calculation for revenues. AEPU is calculated by taking total network operations expense divided by 12 to calculate the average network operations expense per month and this total is divided by the average lines in service. The following details AEPU for network operations expense.

	Average network operations
	expense per unit for the
	years ended		Amount	Percentage
	December 31,		Change Favorable	Change Favorable
Type of Revenues	2003	2002	(Unfavorable)	(Unfavorable)
Bundled residential & business services	$32.91	$29.87	$(3.04)	(10.2)%
1+ long distance services	$2.39	$2.18	$(0.21)	(9.6)%

Excluding the $2.5 million and $9.0 million retroactive rate reductions for 2003 and 2002, respectively, the bundled residential and business services network operations expense as a percentage of revenue would have been 50.4% for the year ended December 31, 2003 compared to 46.8% in the prior year. Performing this same analysis for the bundled residential & business services would have resulted in AEPU increasing by 2.1% to $33.77 in 2003, compared to $33.21 in the prior year.

The overall increase in network operations expense was primarily driven by our increase in wholesale lines in service from our contract with Sprint. The increase of approximately 8,000 lines in the average bundled residential and business service lines also contributed to the increased expense. Our 1+ long distance services provided a small off-set to these services. In addition to an increase in the overall average lines in service, we also experienced a small increase in the AEPU which also contributed to our increase in network operations expense. This increase was primarily the net result of three contributing factors: (1) increased usage as a result of our customer choosing our unlimited product which generally results in increased domestic long-distance charges; (2) increased per line costs as our customer base continues to become more geographically diverse resulting in some small changes to the average cost experienced as a result of having more lines in more expensively priced UNE-P states and zones; reduced by (3) our auditing and analysis of network operations and improving the synchronization of our billing systems to help reduce network costs on a per unit basis.

We expect network operations expense to increase in 2004 as we plan for an increase in the overall lines in service. We also expect continued increases to our AEPU as a result of increased usage, continued geographical dispersion of customers to more expensive UNE-P pricing zones and states, increased proportion of business lines which have a higher network operations expense per unit and possible increased costs due to the risk in the regulatory arena relative to the costs of leasing the UNE-P elements. We will be focusing our efforts on insuring that the pricing and availability of UNE-P is conducive to our desire to compete; however, we recognize the wide-range of possibilities that could occur, including the possibility of an immediate and material adverse effect upon our business.

Sales and Marketing. Sales and marketing expense increased $6.5 million to $18.8 million for the year ended December 31, 2003, compared to $12.3 million the prior year. The sales and marketing expense primarily consists of telemarketing, direct mail, brand awareness advertising and independent sales representative commissions and salaries and benefits paid to employees engaged in sales and marketing activities.

The increase in sales and marketing expense is directly attributable to increased payments of one-time and recurring commissions to independent sales contractors, which increased by $8.2 million in 2003 compared to the prior year. This increase was partially off-set by expenses associated with our telemarketing centers that were closed in 2002 but resulted in $2.3 million of expenses being recorded prior to their closure. The remaining increase was in general advertising activities.

We continue to treat our sales and marketing expense as a discretionary spending item in the management of our cash flow. We significantly decreased sales and marketing activity levels during 2002 by closing our telemarketing centers and focusing on conserving cash. During the first half of 2003, we increased our sales and marketing efforts to attract residential lines. As a result of intense competition and the economics of a residential customer relative to a business customer, we elected to shift our primary focus of time and monetary resources to the marketing of our newly introduced business services. This was achieved primarily through the addition of an in-house sales team. We have also recruited master independent sale contractors to assist with growing this line of business. This focus has provided us with the ability to leverage our national footprint by offering prospective end users a consolidating billing solution and by providing local and long distance services to multi-location businesses. This is also intended to further diversify our service offerings, revenue streams and cash flow streams beyond only retail residential services and wholesale services. Our business service has provided lower acquisition cost on a per line basis in some cases, depending on the type of account acquired. Fundamentally however, we believe that the limited amount of sales and marketing dollars and resources that we have had and currently have access to are best spent by being focused on acquiring business customers due to lower churn rates, extended customer lives and lower ongoing services costs, including but not limited to reduced rates of bad debt. We will continue to invest in our residential base but in smaller amounts than we have historically, however, our decision to enter certain partnering opportunities may result in increased sales and marketing expense.

We continue our use of the PVA as a component of our sales strategy. We believe that PVA is a service differentiator for our residential and business service offerings. We continue to expand our traditional retail sales approach of offering our services in retail electronics and recently wireless stores in an effort to provide them with the ability to offer a complete wireless and wireline service for customers. We believe that this approach may allow us to reduce our total acquisition costs by creating opportunities to partner with organizations that can provide us with attractive distribution economics. Additionally, we have introduced new bundles and pricing points in an effort to expand the marketability of our offerings to consumers including variations of PVA on a stand-alone basis. We also expect to launch our VoIP initiative during the second quarter of 2004, and have already hired a sales force to begin supporting the sale of this new service on a pre-sale basis. We will continue to build the overall awareness of our “Z” brand and explore alliances and ventures with other companies. We expect sales and marketing expense to increase significantly during 2004 as a result of a new agreement that we have signed with a large communications provider, which likely will increase commission payments, however, we are still assessing the final accounting for this contract and its accounting impact on our future results. We will continue to manage sales and marketing expense as a discretionary item to assist with managing our overall cash position, including in determining which agreements we decide to pursue.

General and Administrative. General and administrative expense increased $4.4 million to $127.0 million for the year ended December 31, 2003, compared to $122.6 million the prior year. General and administrative expense primarily consists of employee salaries and benefits, outsourced services, bad debt expense, billing and collection costs, occupancy costs, legal and provisioning costs.

The increase in general and administrative expense was primarily related to the growth of our wholesale services during 2003 and the increased cost of maintaining and supporting lines and employees. The significant general and administrative expense line items that increased in 2003 compared, to 2002 were as follows:

•	Payroll and related expenses - $11.8 million

•	Charges from our ILEC gateway provided to establish and change customers’ services - $3.1 million

•	Outsourcing of customer service and collections - $1.9 million

•	Dispatch charges from the ILECs - $1.7 million

•	Contract development costs - $1.5 million

•	Insurance for general coverage and employee health costs - $1.2 million

•	Set-up fees from the ILECs to establish service for new customers - $1.1 million

The decreases in general and administrative expense were a result of improved operating and subscriber management activities which resulted in significant decreases to bad debt expense. We also reduced various general and tax audit accruals during 2003 compared to the accruing of such expenses in 2002. The significant general and administrative expenses that decreased in 2003 compared to 2002 were as follows:

•	Bad debt expense - $9.9 million

•	Sales and use tax expense - $8.4 million

•	ILEC performance credits for failure to meet certain service levels - $2.3 million

The remaining increase of $2.7 million was primarily related to the volume driven incremental costs associated with additional employees and active lines in service. General and administrative expense as a percentage of revenue decreased by 7.5% to 43.9% for the year ended December 31, 2003, compared to 51.4% in the prior year. This decrease was primarily driven by the gross accounting treatment that is applied to the wholesale services segment of our business that results in our recording certain costs, including but not limited to payroll, provisioning, ILEC, billing and collection costs, that are recorded in general and administrative expense even though we are charging these costs through with zero or very little mark-up.

We have improved our operating costs and overall operations, which has contributed to improved per line cost factors. Additionally, as our business services market continues to increase as a percentage of our overall retail sales, we expect the overall general and administrative cost per total retail line in service to continue to decrease, as the cost to maintain a business service line is typically less than the cost to maintain a residential line. We anticipate general and administrative expenditures will continue to increase in total into the future to support our planned expansion of service offerings and our expected increase in residential, business and wholesale lines during 2004. We will continue to evaluate our operations for efficiencies and our employee staffing requirements as they relate to increased efficiencies or needs to expand or outsource services. We expect to see continued improvements to the reductions of general and administrative expense as a percentage of total reported revenue in 2004 relative to 2003.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.5 million to $23.4 million for the year ended December 31, 2003, compared to $23.9 million the prior year. We anticipate an increase to our fixed asset purchases in the coming year as we introduce our VoIP service which is more capital intensive than our UNE-P offering. We also expect to purchase additional computer equipment, switching equipment, furniture and leasehold improvements as a result of our expected growth across all lines of service.

Interest and Other Income. Interest and other income decreased $1.4 million to $2.1 million for the year ended December 31, 2003, compared to $3.5 million the prior year. Interest and other income consists of interest charged to our bundled residential and business customers for not paying their bills on time and income from interest earned from our cash balance. The decrease in 2003 was primarily due to having fewer late charges attributable to our increased subscriber management activities.

Interest and Other Expense. Interest and other expense decreased $1.0 million to $3.1 million for the year ended December 31, 2003, compared to $4.1 million the prior year. Our interest expense includes late fees for vendor payments, charges related to our RFC Capital Corporation (“RFC”) accounts receivable agreement, capital leases and our other debt obligations. The overall decrease in interest and other expense for the year ended December 31, 2003 compared to 2002 was the result of our overall increased liquidity for part of 2003 compared to the prior year period that allowed us to make more timely payments of our operating expenses while simultaneously reducing our reliance on our RFC accounts receivable facility during the middle of 2003. We also have less outstanding term debt obligations, which has contributed to lower interest payments. We anticipate that interest expense will increase due to the increased utilization of our RFC accounts receivable agreement and our expectation of converting our current agreement to an traditional asset-based loan. We also are seeking and considering additional debt offerings and other financing options in an effort to improve our liquidity to fund our growth initiatives for 2004.

Income Tax Benefit. No provision for federal or state income taxes has been recorded due to the full valuation allowance recorded against the net deferred tax asset for the years ended December 31, 2003 and 2002.

Net Loss Attributable to Common Stockholders. Our net loss attributable to common stockholders improved $1.5 million to $33.8 million for the year ended December 31, 2003, compared to $35.3 million the prior year. This decrease was primarily discussed above, however, there was also an increase of $1.9 million for the preferred stock dividends and accretion during 2003 as a result of the additional accrual of dividends on the unpaid dividends.

RESULTS OF OPERATIONS BY SEGMENT

Our reportable segments reflect strategic business units that offer similar products and service. We have two reportable segments:

•	Retail Services

•	Wholesale Services

Management evaluates the performance of each business unit based on segment results, exclusive of adjustments for unusual items that may arise. Unusual items are transactions or events that are included in our reported consolidated results but are excluded from segment results due to their nonrecurring or non-operational nature. See our Segment footnote to our consolidated financial statements for a reconciliation of segmented results to the consolidated financial information.

The following discussion highlights our performance in the context of these segments.

RETAIL SERVICES SEGMENT

Our retail services segment includes our residential and business bundle service lines of business. This segment also includes our 1+ long-distance stand-alone offering. In 2003 we shifted to focusing on growing our business bundled services, passively investing in our residential services and harvesting the 1+ long-distance offering for maximum cash flow. The following table, in millions, summarizes our retail services business segment for 2003 compared to 2002:

	Retail Services Segment
	For the years ended		Amount	Percentage
	December 31,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2003	2002	(Unfavorable)	(Unfavorable)	2003	2002
Revenues
Bundled residential services	$190.7	$191.2	$0.5	0.3%	93.0%	91.8%
Bundled business services	3.7	0.3	3.4	1,133.3%	1.8%	0.1%
1+ long-distance services	10.7	16.8	(6.1)	(36.3)%	5.2%	8.1%

Total Revenues	205.1	208.3	(3.2)	(1.5)%	100.0%	100.0%
Operating expenses:
Network operations	100.6	92.7	(7.9)	(8.5)%	49.1%	44.5%
Sales and marketing	18.7	12.3	(6.4)	(52.0)%	9.1%	5.9%
General and administrative	104.7	111.9	7.2	6.4%	51.0%	53.7%

Total operating expenses	224.0	216.9	(7.1)	(3.3)%	109.2%	104.1%

Segment results	$(18.9)	$(8.6)	$(10.3)	(119.8)%	(9.2)%	(4.1)%

Revenues. Revenues decreased by $3.2 million to $205.1 million for the year ended December 31, 2003, compared to $208.3 million the prior year. The revenue growth in our residential and business lines was not enough to overcome the $6.1 million decrease in our 1+ long-distance services experienced in 2003, compared to the prior year. Additionally, our ARPU decreased by $2.60 to $68.26 for the year ended December 31, 2003, compared $70.86 in the prior year. There were two significant factors that contributed to this change in ARPU. First, a decrease in the access rates (charges that we bill to other carriers for carrying their traffic to our customers) went into effect in June of 2003. (A further decrease will occur in June of 2004.) Also, during 2003, to address pricing trends and to react to the highly competitive telecommunication market, we actively marketed our unlimited bundle service offering to residential customers. The unlimited service has a lower ARPU than some of our historical pricing plans, because it includes for a fixed price, unlimited domestic and local calling, in addition to all of our enhanced services.

The trend in our bundled residential service during 2003 provides some insight into the fluctuations in our revenues during the course of the year as well as points to our plans for 2004. Our average bundled residential service lines and ending lines were relatively the same for both the years ended December 31, 2003 and the prior year. During the first half of 2003, we were almost exclusively focused on growing our residential services to the exclusion of any of our other lines of business. However, at mid year management made the decision to redirect sales and marketing investment to the newly formed business services line of business, as well as to the new wholesale services relationship with Sprint, neither of which existed in a meaningful fashion during most of the first half of 2003. Management judged that the retail business services and wholesale services lines of business offered a superior return on investment when compared to the traditional retail residential consumer business. In 2002, we decided to slow our residential line growth and we were solely dependent on our wholesale services business (primarily MCI at the time) for overall line growth. In 2003, we had diversified into business services to provide us with more opportunities to achieve retail line growth.

In March 2004, we signed a marketing contract with a large communications concern that has a significant embedded base of customers. This agreement provides our marketing partner the opportunity to market our telecommunication services to their users under a fixed and variable commissioning structure. There are no minimums in this contract, but the success of this relationship could provide a significant growth in our retail lines in service. If this contract does not provide a large amount of new customers we will continue to focus our retail efforts primarily on business services. Residential services will continue to generate the majority of our overall revenue and cash flow during 2004, due to the size of the embedded customer base relative to the other lines of business even if it stays relatively flat or decreases in line count over the course of 2004.

Network Operations. Network operations expense increased by $7.9 million to $100.6 million for the year ended December 31, 2003, compared to $92.7 million the prior year. Our network operations as a percentage of revenue increased by 4.6% to 49.1% for the year ended December 31, 2003, compared to 44.5% the prior year. Excluding a retroactive rate reduction of $2.5 million in 2003 and $9.0 million in 2002, network expense increased by $1.4 million and 1.5% as a percentage of revenue during 2003 relative to 2002. The increase in network operations expense after excluding retroactive rate reductions was a result of increased long distance usage from the growth in our unlimited service offering and the mix of our customer base being spread across more states that had less favorable pricing when compared to the states in which we had customers in the prior year. These increases have been partially offset by reductions to network operations as a result of improved internal operations and processes to minimize our network operations costs.

Sales and Marketing. Sales and marketing expense increased $6.4 million to $18.7 million for the year ended December 31, 2003, compared to $12.3 million the prior year. We elected to aggressively grow residential lines during the first half of the year, and we also incurred various startup expenses related to the introduction of our business services line of business during mid 2003. Although we slowed residential line growth during the second half of 2003, the significant investment during the first half of the year, coupled with the launch of the business services caused overall sales and marketing expense to increase during 2003 when compared to 2002. Specifically, the increase in our sales and marketing for the year ended December 31, 2003 compared to the prior year was a result of increased commission payments of $8.2 million in 2003. This increase is primarily a result of the increased use of independent sales contractors during 2003 compared to the prior year. A large portion of our business services lines are a result of an independent sales contractor agreement that requires that we pre-pay the full 12 months of the commission per line sold, however, if a customer they provided discontinues service before being a customer for 12 months we reduce their payment by the pro-rata portion of the 12 month payment. In accordance with accounting rules and industry practice the entire payment is expensed when paid. This increase was offset by a decrease of $2.2 million in savings in 2003 compared to 2002, as a result of closing our call centers in North Dakota. The remaining increase in sales and marketing expense was a result of increased advertising, primarily during the first half of 2003.

Historically, we have used advertising and independent sales contractors to drive the growth of our retail residential lines. We have also been growing an internal sales force to increase sales in our business services and our VoIP offering. We also expect a recently signed agreement with a large company with millions of existing consumer customers to drive growth for our residential service offering. This agreement involves a commission and gross profit sharing arrangement that is success based. We expect that this agreement could significantly increase commission payments. We continue to explore new opportunities of selling our service including our efforts to leverage the use of our PVA product as a distribution medium and by pursuing partnering opportunities. To the extent possible, we will treat sales and marketing as a discretionary item to assist with managing our overall financial results and cash flow. We do expect sales and marketing will increase significantly during 2004 over that reported during 2003.

General and Administrative. General and administrative expense decreased $7.2 million to $104.7 million for the year ended December 31, 2003, compared to $111.9 million the prior year. As a percentage of revenues general and administrative expense decreased by 2.7% to 51.0% of revenues in 2003 compared to 53.7% the prior year. The overall decrease in general and administrative expense for the year ended December 31, 2003 was primarily a result of the following items:

•	$6.8 million increase in payroll expenses as a result of adding employees to support our increased lines in service and our new business services and less work dedicated to internally designed software development that can be capitalized;

•	$2.3 million increase in contract development for work on new products and various improvements and updates to our retail service offerings;

•	$1.3 million increase in health insurance and other general insurance, as a result of the increased cost for employee health benefits and insurance for being a publicly traded company.

•	$1.1 million increase in incorrect dispatch charges.

•	$9.9 million decrease to bad debt expense as result of our improved customer acceptance process and subscriber management activities and the sale of previously written-off receivables, which resulted in a reduction to our bad debt expense of $1.0 million;

•	$2.3 million decrease in ILEC credits that we received on ILEC bills for the failure of the ILECs to meet certain regulatory requirements for the service provided to unbundled network element platform customers;

•	$8.4 million decrease in tax expense for certain tax accruals made in the prior year and certain reduction to these accruals during 2003;

•	$1.0 million decrease in billing expense as a result of renegotiating various rates in our billing contracts as a result of increased volumes and improved billing practices;

•	$1.6 million decrease in provisioning expenses as a result of renegotiating the minimums in our contract with an outside vendor; and

The remaining $4.5 million increase was primarily the result of the increases associated with increased payroll expenses and having more average lines in service in 2003 compared to 2002.

Included in the retail services general and administrative expense are all employee benefits, occupancy, insurance, and other indirect or overhead-related expenses as only direct costs are recorded in our wholesale services segment. We are in the process of reviewing and possibly adopting a methodology for internal reporting purposes that would allocate these indirect and overhead related expenses to the respective segments or possibly separating these expenses from each segment.

We are planning for overall line and revenue growth during 2004, and therefore expect general and administrative expense to decrease as a percentage of revenues as a result of the leveraging of certain elements of our fixed cost structure, although we do expect an increase in overall administrative expense in raw dollars as we incur more charges for provisioning new customers and incremental administrative costs such as billing, collections, and customer care related expense during 2004.

Our overall general and administrative expenses are associated with operational and fiscal improvements to our retail customer economics. The most significant improvement was in our bad debt expense, which improved due to our improvements to customer treatments that have been applied consistently and by targeting higher quality customers from a sales and marketing perspective. These improvements allowed us to invest in our business services segment which was primarily responsible for the increased payroll expenses in 2003. We expect to continue focusing on our retail growth and specifically our business services. We expect our residential services to grow rapidly if our recent marketing agreement with a large communications concern is very successful. This agreement has no minimums and is success based, with the partner being responsible for providing customers, therefore, its initial success is dependent on our partner’s efforts to offer our services to its end users.

WHOLESALE SERVICES SEGMENT

Our wholesale services segment includes services that we provide to other companies giving them the ability to offer telephone exchange and enhanced services to their own residential and business customers on a private label basis using us as their primary platform for delivery. Our largest customers for this service during 2003 were MCI and Sprint. Sprint is currently our primary wholesale services customer, as MCI cancelled their agreement in October 2003. The following table, in millions, provides our wholesale services business segment for 2003 compared to 2002:

	Wholesale Services Segment
	For the years ended		Amount	Percentage
	December 31,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2003	2002	(Unfavorable)	(Unfavorable)	2003	2002
Revenues:
Sprint	$59.7	$—	$59.7	100.0%	71.0%	—%
MCI	23.9	30.2	(6.3)	(20.9)%	28.4%	98.1%
Other	0.5	0.6	(0.1)	(16.7)%	0.6%	1.9%

Total Revenues	84.1	30.8	53.3	173.1%	100.0%	100.0%
Operating expenses:
Network operations	37.0	10.8	(26.2)	(242.6)%	44.0%	35.1%
Sales and marketing	0.1	—	(0.1)	(100.0)%	0.1%	—%
General and administrative	22.3	8.7	(13.6)	(156.3)%	26.5%	28.2%

Total operating expenses	59.4	19.5	(39.9)	(204.6)%	70.6%	63.3%

Segment results	$24.7	$11.3	$13.4	118.6%	29.4%	36.7%

Revenues. Revenues increased by $53.3 million to $84.1 million for the year ended December 31, 2003, compared to $30.8 million the prior year. Our wholesale service revenues increased to 29.1% of consolidated revenues in 2003, compared to 12.9% in the prior year. We signed our wholesale services agreement with Sprint in February of 2003. Sprint contributed $59.7 million of revenue for the year ended December 31, 2003 and was our primary wholesale customer during 2003, replacing MCI. On August 15, 2003, MCI provided us with notice that they were terminating the contract effective October 15, 2003. As a result of this notice we accelerated the recognition of $4.7 million of deferred revenue due to the new termination date of October 15, 2003. Prior to MCI’s decision to terminate the agreement early, this revenue was being recognized ratably over the life of the agreement, in accordance with GAAP, with an original termination date of December 31, 2005. As a result of this treatment, our revenues related to MCI increased; however, there was no increase to our cash flow, as the cash had already been paid in the prior year.

Our business development group is actively pursuing other potential wholesale partners and is working to develop new wholesale services. We expect that our wholesale lines in service will continue to steadily increase during 2004. This, however, does not automatically translate into increased revenue. We employ the gross accounting method for recognizing revenue within the wholesale service business segment; therefore, we record revenue for certain services that we provide to Sprint at our cost and record the off-setting expense in one of the respective operating cost lines within our income statement. These revenues (and cost pass-through items) result in no contribution to operating profit. Therefore, to the extent that Sprint decides to take over certain services that we currently provide to them, such as becoming the customer of record for the ILEC bills associated with their customer base, which is occurring to an increasing extent, a decrease in reported revenues (and a decrease in the off-setting operating expense) will result. This action will have no direct impact on the overall profitability of the contract. Revenue per line under management will decrease but the operating contribution generated on a per line basis will stay the same. Also, our stated accounts payable will decrease, as we will no longer be incurring this liability.

In February 2004, we signed a new wholesale services agreement with Working Assets Funding Services, Inc. Although the expected growth from this relationship will be significantly less than that with our existing Sprint agreement, it will provide some additional growth in 2004.

While we expect wholesale lines in service to grow in a meaningful manner during 2004, we predict wholesale revenue will be relatively flat, however this may change appreciably given the inherent uncertainties associated with the nature of having to apply the gross accounting treatment to the wholesale services business segment. The primary reason for this is that the charges for ILEC services are the largest revenue component of our wholesale services and with Sprint becoming the customer of record for these bills our revenue will decrease while we expect income to continue to increase during 2004.

Network Operations. Network operations expense increased by $26.2 million to $37.0 million for the year ended December 31, 2003, compared to $10.8 million in the prior year. As stated in the revenue paragraph, Sprint has decided to become the customer of record for billing purposes from the ILECs, therefore, we expect the network operations expense to decrease significantly during 2004 relative to 2003.

General and Administrative. General and administrative expense increased by $13.6 million to $22.3 million for the year ended December 31, 2003, compared to $8.7 million in the previous year. The significant components of this expense are very similar to the administrative expenses incurred on the retail side of our business; however, we only isolate as wholesale expense those expenses that are directly associated with our wholesale services activity. Therefore, we have not allocated any indirect or corporate (i.e. traditional overhead) expenses, such as certain employee benefits, occupancy expenses, insurance expenses or other similar expenses to the wholesale services business segment. These expenses are all currently included in the retail services segment. The increase in general and administrative expense is a result of increased wholesale lines in service as a result of growth attributable to Sprint.

The increase in general and administrative expense is the result of increased payroll expense, the outsourcing of certain functions to limit our cost exposure and increased non-recurring provisioning expenses to establish service for our wholesale customers. We expect to steadily increase headcount to support our existing wholesale customers and the possible addition of new wholesale customers. We may transfer existing employees from our retail services to wholesale services. As a result of this growth, we expect general and administrative expense to increase in total dollars and as a percentage of our consolidated expenses. We have not recorded any bad debt expense for wholesale services and have not had any material write-offs of receivables. We will continue to monitor our wholesale services and determine the appropriate bad debt methodology based on each individual wholesale contract, but we do not expect any material changes to our current approach.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

The following consolidated Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with results by segment. Key selected financial and operating data for the years ended December 31, 2002 and 2001 are as follows:

	For the years ended		Amount	Percentage
	December 31,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2002	2001	(Unfavorable)	(Unfavorable)	2002	2001
	(In Millions)
Results of Operations:
Revenues	$238.4	$280.3	$(41.9)	(14.9)%	100.0%	100.0%

Operating expenses:
Network operations	94.5	159.6	65.1	40.8%	39.6%	56.9%
Sales and marketing	12.3	31.2	18.9	60.6%	5.2%	11.1%
General and administrative	122.6	156.1	33.5	21.5%	51.4%	55.7%
Asset impairment charge	1.1	59.2	58.1	98.1%	0.5%	21.1%
Wholesale development costs	1.0	—	(1.0)	(100.0)%	0.4%	—%
Restructuring Charge	1.9	—	(1.9)	(100.0)%	0.8%	—%
Depreciation and amortization	23.9	23.3	(0.6)	(2.6)%	10.0%	8.3%

Total operating expenses	257.3	429.4	172.1	40.1%	107.9%	153.1%

Operating loss	(18.9)	(149.1)	130.2	87.3%	(7.9)%	(53.1)%

Nonoperating income (loss):
Interest and other income	3.5	6.9	(3.4)	(49.3)%	1.5%	2.4%
Interest and other expense	(4.1)	(3.8)	(0.3)	(7.9)%	(1.7)%	(1.4)%

Total nonoperating income (loss)	(0.6)	3.1	(3.7)	(119.4)%	(0.2)%	1.0%

Net loss	(19.5)	(146.0)	126.5	86.6%	(8.1)%	(52.1)%
Less mandatorily redeemable convertible preferred stock dividends and accretion	(15.6)	(15.1)	(0.5)	(3.3)%	(6.6)%	(5.4)%
Less deemed dividend related to beneficial conversion feature	(0.2)	(9.4)	9.2	97.9%	(0.1)%	(3.3)%

Net loss attributable to common stockholders	$(35.3)	$(170.5)	$135.2	79.3%	(14.8)%	(60.8)%

Cash Flow Data:
Net cash provide by (used in) operating activities	$18.4	$(21.8)	$40.2	184.4%	*	*
Net cash used in investing activities	(15.6)	(15.6)	—	—%	*	*
Net cash provided by (used in) financing activities	(5.7)	9.7	(15.4)	(158.8)%	*	*

Net decrease in cash and cash equivalents	$(2.9)	$(27.7)	$24.8	89.5%	*	*

(*) Not meaningful

The following is a summary of special items that management believes are important to be identified and discussed separately in our discussion of comparing our results for 2002 to 2001.

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

- Asset impairment. We recorded $1.1 and $59.2 million of expenses related to impaired assets in 2002 and 2001, respectively. This expense was the result of management’s decision to reduce telemarketing activity levels. In 2001, a majority of the operations and assets of telemarketing centers acquired from Touch 1 during the prior year were either voluntarily closed or sold. In addition to the goodwill impairment of $54.9 million, we recorded a $4.3 million charge associated with the impairment of assets, composed of $3.0 million relating to unrealizable software and development projects, $0.9 million of a worthless telemarketing property and equipment, and $0.4 million of securities deemed to be worthless. As a result of management’s decision in the second quarter of 2002 to stabilize its future operating cash flows and operating earnings, we closed the remaining call centers in North Dakota and recorded a $1.1 million asset impairment charge.

- MCI bankruptcy. During 2002, we recorded $1.3 million for possible bad debt exposure to carrier receivables as a result of MCI’s bankruptcy filing. We reversed $0.6 million of previously recorded revenue and recorded an additional $0.7 million of additional bad debt expense.

- Wholesale development costs. During 2002, we began to provide wholesale telephone service. In connection with development activities, we recorded start-up costs associated with this new line of business of approximately $1.0 million.

- Write-down of accounts receivable. Included in the 2001 general and administrative expense was a write-off of accounts receivable that resulted in $29.9 million of additional bad debt expense.

Revenues. Revenues decreased by $41.9 million to $238.4 million for the year ended December 31, 2002, compared to $280.3 million the prior year. The decrease was primarily attributable to the average Z-LineHOME and Z-LineBUSINESS customer count of 224,000 for the year ended December 31, 2002, compared to 297,000 for the prior year. Additionally, the decrease in Touch 1 (1+) long distance lines in service contributed an additional decrease of $6.1 million to our 2002 revenues. The following table outlines the approximate number of subscriber lines for Z-LineHOME and Touch 1 (1+) long distance services as of the end of each period:

TYPE OF SERVICE	DECEMBER 31, 2002	DECEMBER 31, 2001
Z-LineHOME and Z-LineBUSINESS	203,000	254,000
Touch 1 (1+) Long Distance Services	107,000	160,000

The reduction in lines in service was a result of our effort to slow growth for the first three quarters of 2002, while eliminating poor paying customers and increasing the quality of our embedded subscriber base with respect to payment experience. These decreases were somewhat off-set by the introduction of our wholesale services line of business which contributed $30.8 million to our revenues for the nine-months that we offered this service during 2002.

The following table, in millions, provides a summary of our revenues for the years ended 2002 and 2001:

TYPE OF REVENUES	2002	2001
Z-LineHOME and Z-LineBUSINESS	$190.8	$257.4
Touch 1 (1+) Long Distance Services	16.8	22.9
Wholesale Services	30.8	-0-

Total	$238.4	$280.3

Our service offerings, Z-LineHOME and Z-LineBUSINESS, accounted for 80.0% of our total revenues in 2002, compared to 91.8% the prior year.

Network Operations. Network operations expense decreased by $65.1 million to $94.5 million for the year ended December 31, 2002, compared to $159.6 million during the prior year. Our network operations as a percentage of revenues decreased to 39.6% for the year ended December 31, 2002, compared to 56.9% the prior year. The decrease in network operation expenses was primarily the result of having an overall lower average number of subscriber lines in service for the year ended 2002 compared to the prior year.

In addition, in early 2002, the New York Public Service Commission (the “Commission”) approved a settlement, which reduced the prices that we and other competitive local exchange carriers paid for unbundled network elements and expanded the availability of those elements. Specifically, rates for the elements comprising the unbundled network element platform were reduced by approximately $8 to $9 per month per subscriber, on average. These rate decreases were effective March 1, 2002. In addition, the Commission directed Verizon to provide bill credits to us in the amount of $9.0 million to implement retroactive rate decreases for unbundled local switching. We recorded this credit during 2002 and had received the entire credit from Verizon as of December 31, 2002.

Sales and Marketing. Sales and marketing expense decreased $18.9 million to $12.3 million for the year ended December 31, 2002, compared to $31.2 million the prior year. Our continued decrease in sales and marketing expense was largely attributable to our primary focus on conserving cash and focusing on improving internal operating performance and increasing the overall quality of our subscriber base. As a component of this effort, we decreased marketing activity levels which contributed to a decrease in active lines of 54,000, or about 20% during 2002. Our primary source of sales in 2002 was from independent sales representatives. It was not until the last quarter of 2002 that we amended our approach to once again pursue line growth. At that time we began a multi-faceted marketing campaign in Atlanta, Georgia that combined radio, billboard, and television advertising to launch our new service offering, PVA. In addition to our marketing campaign we also contracted with several independent sales representatives during the latter half of 2002 that contributed to our fourth quarter net line growth.

General and Administrative. General and administrative expense decreased $33.5 million to $122.6 million for the year ended December 31, 2002, compared to $156.1 million during prior year. The decrease in general and administrative expense was primarily related to the write-off of accounts receivables in 2001 that resulted in the recognition of $29.9 million of additional bad debt expense. Excluding the $29.9 million of bad debt expense, general and administrative expense decreased only $3.6 million during 2002 and represented 52.4% of revenues in 2002, compared to 45.0% in 2001. This increase as a percentage of revenues was largely the result of our decision in 2002 to continue focusing on improving internal operations, our product offerings and on subscriber economics, rather than investing in line growth for most of the year. Excluding the 2001 write-off, our decreased line count and increased focus on internal operations resulted in lower bad debt expense, decreased billing and collection expenses and less salary and benefit expenses, all of which contributed to our reduced general and administrative expenses in 2002 compared to 2001.

Asset Impairment Charge. Asset impairment charges decreased $58.1 million to $1.1 million for the year ended December 31, 2002, compared to $59.2 million the prior year. The decrease in asset impairment is the result of the closure of the remaining North Dakota call centers in 2002 after closing substantially all of the centers in 2001.

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

The restructuring charge includes termination benefits and lease abandonment costs. In addition, we agreed to a settlement to exit the two leases for our call centers in North Dakota as of July 1, 2002. All termination benefits and settlements to exit the leases in North Dakota were paid as of December 31, 2002. We have recorded a lease abandonment charge representing the future lease payments for the New York office as a liability and payments exist through August 2005.

Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million to $23.9 million for the year ended December 31, 2002, compared to $23.3 million the prior year. The slight increase in depreciation and amortization is a function of the amount of capital investment that we record relative to the amount of depreciation that we record against our embedded fixed assets. There has been relatively little change in the amount of capital investment that we have made over the past several years, nor have we significantly altered our depreciation policy over this time.

Interest and Other Income. Interest and other income decreased $3.4 million to $3.5 million for the year ended December 31, 2002, compared to $6.9 million the prior year. Interest and other income consists of interest charged to our Z-LineHOME customers for not paying their bills on-time and income from interest earned from our cash balance and any gains from the sale of investments or securities. The decrease for 2002 was primarily due to our having an overall average of fewer customers in service in 2002 compared to 2001, and due to our more effective treatment of poor paying customers resulting in fewer delinquencies and more timely payments by customers.

Interest and Other Expense. Interest and other expense increased $0.3 million to $4.1 million for the year ended December 31, 2002, compared to $3.8 million the prior year. Our interest expense is a result of late fees for vendor payments, charges related to our RFC Capital Corporation (“RFC”) accounts receivable agreement, capital leases and other debt obligations. The overall increase in interest expense was a result of $1.0 million of increased late payment fees paid for network costs in 2002 compared to 2001. This increase was offset by reduced interest expense on our debt obligations. The charges for the utilization of our accounts receivable arrangement with RFC during 2002 remained consistent with the prior year expenses, although we decreased our sale of receivables during the second half of 2002

Income Tax Benefit. No provision for federal or state income taxes has been recorded due to the full valuation allowance recorded against the deferred tax asset for the years ended December 31, 2002 and 2001.

RESULTS OF OPERATIONS BY SEGMENT

Management evaluates the performance of each business unit based on segment results, exclusive of adjustments for special items. Special items are transactions or events that are included in our reported consolidated results but are excluded from segment results due to their nonrecurring or non-operational nature. See our Segment footnote to our consolidated financial statements for a reconciliation of segmented results to the consolidated financial information. In addition, when changes in our business affect the comparability of current versus historical results, we will adjust historical operating information to reflect the current business structure.

The following tables, in millions, provide our reportable segments in total dollars and as a percentage of our consolidated results. These tables will facilitate our discussion of our results by segment.

	YEAR ENDED DECEMBER 31, 2002			YEAR ENDED DECEMBER 31, 2001
	RETAIL	WHOLESALE	CONSOLIDATED	RETAIL	WHOLESALE	CONSOLIDATED
	SERVICES	SERVICES(1)	RESULTS	SERVICES	SERVICES	RESULTS
Revenues	$208.3	$30.8	$239.1	$280.3	$—	$280.3

Operating expenses:
Network operations	92.7	10.8	103.5	159.6	—	159.6
Sales and marketing	12.3	—	12.3	31.2	—	31.2
General and administrative	111.9	8.7	120.6	126.2	—	126.2

Total operating expenses	216.9	19.5	236.4	317.0	—	317.0

Segment results	$(8.6)	$11.3	$2.7	$(36.7)	$—	$(36.7)

	REVENUES AND OPERATING EXPENSE AS A %
	OF CONSOLIDATED SEGMENT RESULTS
	YEAR ENDED DECEMBER 31, 2002		YEAR ENDED DECEMBER 31, 2001
	RETAIL	WHOLESALE	RETAIL	WHOLESALE
	SERVICES	SERVICES	SERVICES	SERVICES
Revenues	87.1%	12.9%	100.0%	—%

Operating expenses:				—
Network operations	89.6%	10.4%	100.0%	—%
Sales and marketing	100.0%	—%	100.0%	—%
General and administrative	92.8%	7.2%	100.0%	—%
Depreciation and amortization	93.7%	6.3%	100.0%	—%

Total operating expenses	91.9%	8.1%	100.0%	—%

(1) We began our wholesale services business in April of 2002. Therefore, there are only nine months of activity for this business segment.

(2) For a detail of the special items please refer to the Special Items Reconciliation at the beginning of this section.

RETAIL SERVICES SEGMENT

The following table, in millions, provides our retail services segment for 2002 compared to 2001. This was the first annual discussion of our results by business segment because prior to 2002 we had only one segment, retail services. Therefore, the 2001 retail services segment is the same as our consolidated 2001 results, excluding special items.

	RETAIL SERVICES SEGMENT
	FOR THE YEARS ENDED		AMOUNT	PERCENTAGE
	DECEMBER 31,		CHANGE	CHANGE	PERCENTAGE OF REVENUES
			FAVORABLE	FAVORABLE
	2002	2001	(UNFAVORABLE)	(UNFAVORABLE)	2002	2001
Revenues	$208.3	$280.3	$(72.0)	(25.7)%	100.0%	100.0%

Operating expenses:
Network operations	92.7	159.6	66.9	41.9%	44.5%	56.9%
Sales and marketing	12.3	31.2	18.9	60.6%	5.9%	11.1%
General and administrative	111.9	126.2	14.3	11.3%	53.7%	45.0%

Total operating expenses	216.9	317.0	100.1	31.6%	104.1%	113.1%

Segment results	$(8.6)	$(36.7)	$28.1	76.6%	(4.1)%	(13.1)%

Revenues. Revenues decreased by $72.0 million to $208.3 million for the year ended December 31, 2002, compared to $280.3 million the prior year. The decrease was primarily attributable to a decline in Z-LineHOME customers in 2002 compared to 2001. The decrease in Touch 1 (1+) long distance lines in service contributed an additional decrease of $6.1 million to our 2002 revenues. These decreases were a result of focusing our efforts primarily on establishing and growing our wholesale services, which were launched during 2002, which partially reduced our focus from our retail services business. Therefore, retail services revenues decreased as a percentage of consolidated revenues to 87.1% for 2002, compared to 100% during the prior year. We changed our focus to once again increasing the line growth within our retail business segment during the final quarter of 2002.

Network Operations. Network operations expense decreased by $66.9 million to $92.7 million for the year ended December 31, 2002, compared to $159.6 million the prior year. Our gross margin percentage increased to 55.5% for the year ended December 31, 2002, compared to 43.1% the prior year. Excluded from this improved gross margin for 2002 is a $9.0 million retroactive reduction to network access rates in New York; including this item, network operations expense would have decreased by $75.9 million from 2001 and gross margin, as a percentage of retail services revenues would have been 59.8% for 2002. Our network operations expense as a percentage of revenues decreased primarily as a result of decreases in the unbundled network element platform rates that we paid to lease lines from the ILECs in the states in which we were operating and more specifically the rate reduction in New York, our then largest market with 46% of our 2002 Z-LineHOME and Z-LineBUSINESS revenues. Other reductions resulted from improvements we made to internal operations and processes that mitigated our network operations costs.

Sales and Marketing. Sales and marketing expense decreased $18.9 million to $12.3 million for the year ended December 31, 2002, compared to $31.2 million the prior year. We continued to more actively conserve cash during 2002, which resulted in less than historically reported sales and marketing expenses in 2002.

General and Administrative. General and administrative expense decreased $14.3 million to $111.9 million for the year ended December 31, 2002, compared to $126.2 million the prior year. As a percentage of revenue, general and administrative expense increased by 8.7% to 53.7% of revenues in 2002 compared to 45.0% the prior year. This increase excluded special items in 2002 of $0.7 million of bad debt expense related to the WorldCom bankruptcy and the 2001 accounts receivable write-down totaling $29.9 million of bad debt expense. Including these special items, general and administrative expense decreased by $43.5 million during 2002 and was 54.1% of revenues compared to 55.7% for the prior year. The increase as a percentage of revenues before special items was the result of our decision in 2002 to focus on improving internal operations, expanding product offerings and improving subscriber economics rather than investing in line growth for most of 2002. During 2002 retail services was 92.8% of consolidated segment general and administrative expense. Included in the retail services general and administrative expense is all employee benefits, occupancy, insurance, and other indirect or overhead-related expenses, as only direct costs are recorded in our wholesale services segment.

WHOLESALE SERVICES SEGMENT

This was the first annual discussion of our results by segment because prior to April 1, 2002 we had only one business segment, retail services. Therefore, the 2001 wholesale services segment has no results. The following table, in millions, provides our wholesale services segment for 2002 compared to 2001 to facilitate our discussion of results for our wholesale services segment:

	WHOLESALE SERVICES SEGMENT
	FOR THE YEARS ENDED		AMOUNT	PERCENTAGE
	DECEMBER 31,		CHANGE	CHANGE	PERCENTAGE OF REVENUES
			FAVORABLE	FAVORABLE
	2002	2001	(UNFAVORABLE)	(UNFAVORABLE)	2002	2001
Revenues	$30.8	$—	$30.8	100.0%	100.0%	—%

Operating expenses:
Network operations	10.8	—	(10.8)	(100.0)%	35.1%	—%
General and administrative	8.7	—	(8.7)	(100.0)%	28.2%	—%
Depreciation and amortization	1.5	—	(1.5)	(100.0)%	4.9%	—%

Total operating expenses	21.0	—	(21.0)	(100.0)%	68.2%	—%

Segment results	$9.8	$—	$9.8	100.0%	31.8%	—%

Revenues. Revenues were $30.8 million, or 12.9% of consolidated revenue for 2002. These revenues were primarily from our wholesale contract with MCI.

Network Operations. Network operations expense was $10.8 million, or 10.4% of consolidated network operations expense. This expense will vary depending on each individual wholesale services contract.

General and Administrative. General and administrative expense was $8.7 million, or 7.2% of consolidated general and administrative expense. The significant components of this expense are similar to our consolidated expenses, however, we only record the direct expenses associated with our wholesale services within the wholesale business segment. Therefore, we have not allocated any indirect or corporate (i.e. overhead related) expenses such as employee benefits, occupancy costs , insurance expenses or other administrative expenses to the wholesale services business segment. These expenses are all included in the retail services segment. We received pre-prepayments from MCI for our wholesale services as a result of their bankruptcy filing on a post petition basis, and did not record any bad debt expense for the wholesale services portion of our overall relationship.

LIQUIDITY AND CAPITAL RESOURCES

The competitive local telecommunications service business is traditionally considered to be a relatively capital intensive business, owing to the significant investments required in fiber optic communication networks and in the collocation of switching and transmission equipment in incumbent local exchange carriers’ central offices. Although we have historically utilized UNE-P to provide our services to our own end users, we are also now working on a VoIP initiative which will likely involve more capital expenditures than the UNE-P based model has typically required. We will continue providing our UNE-P based services, but our focus will increasingly move towards utilizing VoIP as an access method whereby we will provide service to our own end users. In 2004, we plan to launch VoIP in at least two markets: Tampa, Florida and Atlanta, Georgia. We expect to significantly expand this offering over the coming years. We will continue to devote significant amounts of our capital resources to continued operations, software development, new service offerings and the marketing efforts that we have designed to achieve penetration of our target markets.

We have incurred accumulated losses since our inception as a result of developing our business, performing ongoing research and development, building and maintaining our network infrastructure and technology, the sale and promotion of our services, and ongoing administrative expenditures. As of December 31, 2003, we had an accumulated deficit of $318.9 million, a net tax operating loss carryforward of $280.8 million, and $12.0 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, a sale-leaseback credit facility, an accounts receivable factoring facility and an initial public offering that raised net proceeds of $109.1 million. We intend to continue building our organization in anticipation of future growth and we believe that our operating expenditures will also continue to increase.

Net cash provided by operating activities decreased by $6.4 million to $12.0 million for the year ended December 31, 2003, compared to $18.4 million in the prior year. The decrease was a result of our net loss after excluding non-cash items, which increased by $8.1 million while overall working capital only improved by $1.7 million.

Included in our net cash operating activities was the sale of $138.2 and $135.2 million of receivables, for net proceeds of $111.9 and $107.3 million, as of December 31, 2003 and 2002, respectively. A net receivable servicing asset of $13.2 and $8.5 million is included in accounts receivable and $4.2 and $3.4 million of advances on unbilled receivables are included in accounts payable and accrued liabilities as of December 31, 2003 and 2002, respectively. The costs relating to the agreement of $1.0, $1.3 and 1.1 million is included in interest and other expense for years ended December 31, 2003, 2002 and 2001, respectively.

The RFC agreement allows us to sell up to $25 million of receivables, subject to the selection criteria utilized by RFC for the receivables they agree to purchase. There were no minimum sales requirements under this agreement. RFC purchased our receivables from us at a discount of 23%; prior to March 2002, RFC purchased our receivables at a 32% discount rate. Our collection percentages during 2003 and 2002 were 98.5% and 92.9%, respectively. Under the agreement we were responsible for the continued servicing of the receivables and any amount collected over the discount rate was paid to us by RFC for providing the servicing less certain fees.

Our net cash used in investing activities improved by $4.6 million to $11.0 million for the year ended December 31, 2003, compared to $15.6 million the prior year. Nearly all the improvement was attributable to the purchasing of less property and equipment during 2003 and the financing of $1.3 million of equipment purchases in 2003. We expect our capital expenditures to increase during 2004, however, we expect to obtain financing for these purchases. As we move toward a VoIP business model from our UNE-P model our capital expenditures are expected to increase in the coming years due to the more capital intense requirements of VoIP. Also, the expected growth in our retail and wholesale business will increase capital expenditures.

Our net cash used in financing activities improved by $0.7 million to $5.0 million for the year ended December 31, 2003, compared to $5.7 million the prior year. This improvement is primarily a result of receiving the repayment of $0.5 million from an executive who is also a member of the board of directors in fulfillment of a note payable for the issuance of common stock and $0.5 million for the exercise of stock options. These increased financing inflows were reduced by a $0.3 million increase to the payments on long-term debt and capital leases.

We expect our total debt to increase during 2004 because of a new asset based loan agreement we expect to obtain in the near term. We expect that this agreement will replace the accounts receivable agreement that we have with RFC. This new agreement should be reported as a loan and therefore, will be recorded as a financing transaction, as opposed to the RFC agreement, which is recorded as an operating cash flow (it is a factoring facility as opposed to a traditional asset based loan). As it is currently contemplated the new asset based loan will include more of our accounts receivable in the borrowing base calculation than was historically the case with RFC, therefore, proving us with some additional liquidity. We also have received payments on related party notes receivable and additional exercises of stock options during 2004 which will provided additional improvement to our liquidity position for 2004.

We currently have agreements with two long-distance carriers to provide transmission and termination services for all of our long distance traffic. These agreements generally provide for the resale of long distance services on a per-minute basis and contain minimum volume commitments. As a result of a settlement of a billing dispute associated with minimum volume commitments required in one of the contracts we have agreed to pay an increased per minute charge for minutes until the achievement of certain minimum minute requirements which we expect to meet in the first half of 2004. Once we meet the new agreed upon minimum minutes we will revert to the terms of our original agreement. All other terms of the original agreement continue in full force. We believe that we will be fully in compliance with all minimum volume commitments during 2004. As of December 31, 2003 had recorded an accrual for $0.2 million, our estimated of the remaining estimated payments.

ANTICIPATED SOURCES AND USES OF CASH

We diversified our sources and uses of cash during 2003 and will continue to do so during 2004. When we discuss positive cash flow throughout this section we are referring to the cash inflows and incremental cash outflows, exclusive of fixed and overhead operating costs such as administrative payroll expenses, non-operations related payroll expenses, occupancy costs, and other costs that are of a corporate or overhead nature. These corporate overhead expenses were $46.8 million for the year ended December 31, 2003. We believe it is appropriate to have this discussion in order to understand our individual contribution streams, while realizing that these streams must provide enough cash flow to fund our corporate overhead. Our residential service provides most of our cash from operations. We also continue to utilize the 1+ long-distance service as a positive cash generating business, primarily because of our policy of not actively investing in it, other than the ongoing maintenance costs associated with this line of business. Our wholesale services business is also a good source of cash flow. Although not as significant in volume as our residential business, it provides a healthy net cash contribution on a per line basis without causing us to incur traditional upfront sales and marketing costs, out of pocket, as is typically the case with traditional retail activities.

We expect to spend most of 2004 investing in the growth of our business services, which should provide a positive cash flow in 2004. Finally, we are continuing our access method diversification into VoIP, in an effort to provide services that are not largely dependent on UNE-P. We expect to invest in this business throughout 2004, without any significant positive net cash contribution until 2005. We believe we are well positioned for growth during 2004 because of these diversified business models which provide us with more avenues for growth opportunity and less dependence on any one model for success. We also recognize the importance of managing the timing and ongoing economics of this growth as it relates to our overall cash and financial position.

Our ongoing capital requirements will depend on several factors, including market acceptance of our services, the amount of resources that we devote to investments in our networks and facilities, the build-out of additional enterprise management centers, the ongoing development of services and brand promotions, the resources that we devote to the sales and marketing of our services, and many other factors. We will continue to provide our back-office services and the technology that we have developed to other companies seeking the capability of offering residential and small business telecommunications services on a private label basis to residential and business customers. As growth and opportunities arise, we expect to make strategic investments in technology and our network architecture and enter potential strategic alliances or partnerships with other entities. We expect to continue to finance our capital expenditures mostly from internally generated cash flow and from existing facilities. We expect to see an overall increase in fixed assets across nearly all categories during 2004.

We are currently under audit by the State of New York for our sales and use taxes. In January of 2004, we received a preliminary summary from the State of New York stating that we owe them $2.0 million in sales and use taxes, before any possible interest or penalties, primarily due to their position that 100% of the bundled services we offer are taxable. Although this process is still on-going, we currently disagree with their calculation of the sales and use tax due on our bundled products and we believe that certain portions of the bundle are not subject to sales and use taxes. Our goal is to obtain an acceptable settlement with the state, but we believe that our methodology is appropriate, reasonable, and in compliance with the State of New York’s sales and use taxes calculation. We have made accruals based on our best estimates of the facts, but are unable to determine the final outcome at this time.

CASH MANAGEMENT

We had about $46.8 million in corporate expenditures during 2003, of which $19.2 million relates to non-essential headcount and related expenses which would not be necessary if we were to reduce our operations to a purely maintenance approach and discontinued spending on any development of new service offerings or new business opportunities, other technological focused initiatives and investments in legal and regulatory related activities.

We believe that if the line growth materializes similar to management’s expectations over the course of 2004, we will generate overall free cash flow without any reductions to the aforementioned corporate expenditures. We expect to reinvest this free cash flow into the business and to fund our capital expenditures for VoIP, any additional head-count requirement and any related costs for growing our wholesale and retail service business segments. We expect the next six months of 2004 to be challenging from a cash management perspective, however the expected closing of an asset based loan agreement will provide additional liquidity that will help us manage our payables and expected increased capital expenditures resulting from expected growth in all lines of our business. These expenses are primarily front-end loaded and should result in negative cash flows over the short term, but should become positive during the last quarter of 2004. We will continue to finance significant capital expenditures and are working with certain vendors to obtain more generous payment terms that will provide us with more flexibility during this period. We may or may not be successful in these endeavors.

Looking to the future, the most significant issue we need to address is the mandatorily redeemable preferred stock which has a current collective liquidation value of $154.0 million, that either will need to be redeemed or converted in some fashion into common stock or some other type of instrument. The redemption of this stock is not definite, as it can be converted at the option of the holder or under certain conditions the conversion may be forced by us. However, this would not likely occur until our common stock price increases significantly. We recognize the importance of exploring various options and alternatives to address a possible redemption that may occur as early as 2006 for a part of the preferred stock. We also realize that these instruments may hinder our ability to obtain additional financing in the future, unless we have a viable plan to convert or redeem these securities in part or in full.

In September of 2003, we decided to postpone a company-wide salary increase. This increase was scheduled to take place in April of 2004, however, we are still assessing if this increase will be further postponed. We are also exploring the possibility of granting certain employees with restricted stock in lieu of payroll increases.

DEBT INSTRUMENTS

Asset-Based Loan

We believe we are close to signing three-year revolving credit agreement, which we expect to be completed in the next 15 days. We expect that this agreement will provide us with an availability to borrow up to $25.0 million. Our overall availability is based on the eligibility of our accounts receivables, subject to certain limitations and advance rates. This agreement will replace our RFC accounts receivable agreement which terminates on July 27, 2004. This new agreement is expected to provide us with additional liquidity as it encompasses certain accounts receivable that were not included in our prior arrangement with RFC, which was based only on our residential accounts receivable. We believe that this new agreement will provide us with the necessary flexibility to grow our business and should include less restrictive covenants during the first three quarters of 2004. We also, as the deal is currently contemplated, have agreed to acceptable terms that we believe will provide us with the ability to access subordinated debt within the confines of the agreement, which we believe provide us with additional flexibility for future debt financing alternatives. Although we expect that we will have this agreement completed in the next 15 days we can not assure that the agreement will be closed and that we will obtain all of the terms and conditions we discussed, in the final agreement.

We believe that this new agreement will help us to manage our short and long-term cash needs, although we are still exploring other alternatives for obtaining additional funding, including but not limited to subordinated debt and certain equity transactions. We believe that an asset based loan agreement will immediately help to improve our overall working capital position but the expected grown in our business may still result in additional liquidity needs that would have to be obtained through additional financings. Specifically, our recently signed agreement with a large communications concern with a significant embedded customer base may result in our residential service operating at a cash flow negative position until the fourth quarter of 2004. We also may need additional funds for our VoIP initiative which will likely be much more capital intensive than the UNE-P business model has been historically. The availability of cash will somewhat dictate the speed in which we will be able to roll this access method out to new cities, as there is an initial cost of about $0.5 million in capital expenditures to establish service in a major metropolitan areas. After this initial cost there are the additional costs of the customer premise equipment and installation and provisioning costs to get customers onto the service but these costs are success based and will move in tandem with new customers but will require larger up-front payments than we currently experience to get a customer up and running with UNE-P services. However, in the longer-term the network costs for these customers are much lower because of the larger capital expenditures for network bandwidth which reduces future incremental costs.

Term Debt

We have $4.1 million of remaining principal term debt as of December 31, 2003, of which all but $0.1 million will be paid off by September 2004. This debt was assumed in the purchase of Touch 1 Communications, Inc., our wholly owned subsidiary, in April 2000. All of this debt is paid monthly and is at a fixed interest rate of 6.0%.

ILEC, IXC AND RELATED DISPUTED CHARGES

Since our existence we have disputed and continue to dispute significant charges from the various ILECs, IXCs, and certain other carriers providing us services. We have a policy of treating all charges, that we believe are without merit, that are still being presented on a bill to us on a regular basis as disputes, regardless of the age of the dispute. We believe that the majority of these charges are without merit, however, we accrue for any the charges we believe represent valid charges against us. Our outstanding disputes at December 31, 2003 totaling $18.2 million. These disputes are summarized in the following table:

Oustanding
Disputes at
December 31, 2003
(In millions)
Alternatively billed services	$7.8
MCI fixed facility charges	2.8
Verizon back-billing of installation charges	2.4
Late fees for non-payment of disputed charges	2.4
All others	2.8

$18.2

Alternatively billed services are primarily charges for certain 1-800, collect and information service calls. These disputes are largely historic in nature. We settled certain of these disputes in Texas with Southwestern Bell Telephone Company. We remit all monies collected associated with these services but do not pay the charges unless we collect from our customers. We believe that our liability related to these charges should be capped at the amount remitted by our end users, however, some of our settlements have included payments in excess of payments from our customers. Therefore, we have accrued $1.7 million for alternatively billed services as of December 31, 2003.

The MCI fixed facility charge dispute is over 3 years old. Although we have received communications from MCI that these charges are not valid, they have never removed these charges from their billings to us.

We received a billing for $2.3 million from Verizon relating to the back-billing of dispatch charges believed to relate to the period from August 2000 to February 2002 and from March 2003 to September 2003. We do not know if this is the entire amount they will bill related to these back-billed charges. Our policy is to dispute items that are billed without the necessary underlying detail records and therefore, we have disputed these charges. We expect that if any of these charges are valid, a portion of these charges may be subject to being billed to our wholesale services customers for services that we provided under our contracts with them. We have not received sufficient detail related to these charges from Verizon and therefore, are unable to determine their validity.

The late fees are accumulating from all of our disputes as we do not pay for disputed items and therefore incur and accumulate late fee for these disputed billings.

The remaining $2.8 million of disputes relates to various disputes primarily with ILECs for incorrect rates, duplicate billing, charges for customers for whom we are no longer providing service and other billing errors.

We believe that we are adequately reserved for our disputes and manage our cash position to insure that we have the necessary availability of cash to make payments which may arise out of the loss of disputes that we believe are at risk. Therefore, we believe our maximum cash exposure for these charges is $18.2 million. However, we do not believe that these charges are valid and intend to continue our dispute and non-payment of these charges.

CONTRACTUAL OBLIGATIONS

The following table, in thousands, discloses aggregate information about our contractual obligations and the periods in which payments are due:

		LESS THAN			AFTER
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR-	1-3 YEARS	4-5 YEARS	5 YEARS
Long-term debt	$4,050	$3,992	$58	$—	$—
Operating leases	10,271	2,939	4,907	2,425	—
Capital leases	1,660	1,245	415	—	—
Mandatorily redeemable preferred stock redemption	158,779	—	23,314	135,465	—
Unconditional purchase obligations	17,421	14,919	141	1,154	1,207

Total contractual cash obligations	$192,181	$23,095	$28,835	$139,044	$1,207

We have no other significant off-balance sheet items.

RELATED PARTY TRANSACTIONS

In January 2001, we accelerated the vesting of 50,000 stock options granted to an executive as part of his severance agreement. This acceleration resulted in the employee being fully vested in stock options with a strike price of $3.64 when the stock was trading at $4.50. We recorded approximately $0.1 million in general and administrative expense as a result of this transaction.

In January 2002, we accelerated the vesting of 96,471 stock options granted to an executive as part of his severance agreement. This acceleration resulted in the employee being fully vested in stock options with a strike price of $1.30 per share when the stock was trading at $1.80 per share. The employee forfeited 76,471 of his vested options in return for the exercise of 20,000 shares of stock. We recorded approximately $0.1 million in general and administrative expense as a result of this transaction.

In February 2003 we received a payment to $0.5 million from an executive officer who is also on our Board of Directors in fulfillment of an outstanding note receivable to us.

In August 2003, we accelerated the vesting of 122,223 stock options granted to an executive as part of his severance agreement. This acceleration resulted in the employee being fully vested in stock options with a strike price of $1.30 per share when the stock was trading at $2.02 per share. As a result of this transaction we recorded approximately $0.1 million in general and administrative expense.

At December 31, 2003, we have approximately $1.7 million of notes receivable from employees and former employees for various reasons. We have recorded approximately $1.1 million of these loans as contra equity, as the loans were for the purchase of stock. The remaining $0.6 million loans were more of a personal nature and we have made an accrual for $0.5 million as some of these loans are to former employees and the likelihood of collection and lack of collateral make it likely that these amounts will not be collectable. These notes are primarily due by December 2004 with approximately $0.8 million due by that date. Only two notes are due beyond this date, one is a note in the amount of approximately $0.8 million, due in June 2005, and the other is approximately $0.1 million and is a demand note that currently has no specific due date.

We paid interest on our related party term debt in the amount of $0.3, $0.4 and $0.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for quarters beginning July 1, 2003. We reviewed this new pronouncement and have concluded that none of our mandatorily redeemable convertible preferred stock presented in the mezzanine section of our balance sheet is within the scope of SFAS No. 150. This conclusion is based on the facts that there is not an unconditional obligation requiring the redemption of the securities because they are convertible into common at the option of the holder and the conversion option is substantial. We recognize that the FASB is in the process of possibly promulgating additional rules in the future related to securities similar to the ones that we have in the mezzanine section, but are unable to determine what any future rule’s impact might have on our consolidated financial statements.

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin no. 104 “SAB 104”), Revenue Recognition. SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with EITF No. 00-21. The adoption of the provisions of EITF 00-21 and SAB 104 had no effect on our results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46 “). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity that has (1) equity investment at risk that is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties, (2) a group of equity owners that are unable to make substantive decision’s about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the benefits of the entity. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. We do not have any variable interest entities and experienced no impact from the adoption of FIN 46.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The report contains forward-looking statements relating to events anticipated to happen in the future. These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Forward-looking statements also may be included in other written and oral statements made or released by us. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words “believe,” “anticipate,” “intend,” “expect,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but they do not predict or assure any future occurrence and may turn out to be wrong. Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not undertake any obligation to publicly update any forward-looking statements to reflect new information or future events or occurrences. These statements reflect our current views with respect to future events and are subject to risks and uncertainties about us, including, among other things:

•	our reliance on ILEC local networks;

•	the outcome of legal and regulatory proceedings;

•	our ability to market our services successfully to new subscribers;

•	our ability to retain a high percentage of our customers;

•	the possibility of unforeseen capital expenditures and other upfront investments required to deploy new technologies or to effect new business initiatives;

•	our ability to access markets and finance network developments and operations;

•	our expansion, including consumer acceptance of new price plans and bundled offerings;

•	additions or departures of key personnel;

•	competition, including the introduction of new products or services by our competitors;

•	existing and future laws or regulations affecting our business and our ability to comply with these laws or regulations;

•	our reliance on the Regional Bell operating company’s systems and provisioning processes;

•	technological innovations;

•	general economic and business conditions, both nationally and in the regions in which we operate; and

•	other factors described in this document, including those described in more detail below.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.

RISKS RELATED TO OUR FINANCIAL CONDITION AND OUR BUSINESS

Availability and Favorable Pricing of Unbundled Network Components. Our business strategy depends on a continued availability of ILEC unbundled network components and on states maintaining and adopting favorable pricing rules for ILEC unbundled network components. Approximately 95% of our revenues are derived from the use of ILEC networks. The FCC has issued rules regarding access to key components of the ILEC networks, including transport and switching. A recent court ruling, however, has created considerable legal uncertainty regarding this access. In United States Telecom Ass’n v. FCC, Nos. 00-1012, 00-1015, 03-1310 et al. (D.C. Cir. March 2, 2004) (“USTA II”), the D.C. Circuit Court ordered that the FCC’s unbundled transport and switching rules be vacated after sixty days or upon denial of a petition for rehearing, whichever occurs later. Although a majority of the FCC has indicated that it will support an appeal, this ruling and the uncertainty it has created could have material, adverse effects upon us and our operations. Certain potential adverse effects from this ruling and the uncertainty is has created are set forth below. This list is not exhaustive as a listing of all the potential adverse effects would impossible. See also the section of this report entitled “Government Regulation.”

•	ILECs, after some period of time, could deny us access to their networks in violation of interconnection agreements and essentially destroy our ability to provide our services.

•	ILECs could refuse new service orders, including repair and change orders. We would not be able to add new customers. Our business would diminish because of normal customer churn, that is, the normal loss of existing customers over time.

•	Our customer churn could increase as our customers return to ILEC services in response to the uncertainty.

•	ILECs could significantly raise the prices they charge for access to their networks. We would be forced to raise our rates to non-competitive levels.

•	Vendors, including long distance companies, could alter the terms under which they do business with us, such as credit terms, thereby increasing our costs and diminishing our cash flow and liquidity.

•	We may be unable to obtain new financing at acceptable rates. We have already encountered difficulty in attempting to obtain financing from one particular lender.

•	We may lose prospective customers that otherwise would have become our customers. We believe we have already lost at least one large prospective customer (over 5,000 lines) because of the uncertainty.

•	Our wholesale customers may decline to expend marketing resources to increase their customer bases.

•	We could lose major marketing partners and potential marketing partners as they decline to expend resources in marketing our services.

•	We could lose key personnel, as they seek security in offers from other prospective employers.

•	The cost of litigation and of participation in administrative proceedings relating to interconnection agreements and new regulations could be excessively burdensome.

The availability of favorable pricing rules for unbundled network components is another key element of our business strategy. The public utilities commissions of certain states have adopted pricing rules for unbundled network components. In general, ILECs are required to provide us with access to their networks at forward-looking, long-run incremental cost-based prices. However, we cannot be certain that unbundled network components will continue to be available at favorable prices in those states or that other states will ever adopt favorable pricing, particularly in light of the recent D.C. Circuit Court ruling referred to above.

Emerging Industry Sector. We are in a new, emerging sector of the telecommunications industry. Our experience, as well as the experience of others, in this sector is limited. As a result we could encounter numerous unforeseen difficulties and challenges.

Uncertainties Relating to Wholesale Initiative. Our wholesale initiative is still developing. We believe we are the first competitive local exchange carrier to offer wholesale local exchange services. We undoubtedly will encounter unforeseen delays, capital expenditures and upfront costs, regulatory and legal issues (which may include legal challenges to our wholesale strategy by incumbent local exchange carriers), technical difficulties and other challenges. There can be no assurance that we will overcome these challenges successfully or without expenditure of substantial resources. Moreover, since we must pay the incumbent local exchange carrier fees relating to local telephone usage by both our retail and wholesale customers, we will be highly dependent upon our wholesale customers. Their failure to pay fees to us may make it difficult or impossible for us to pay fees to the incumbent local exchange carriers upon which we rely.

Rapid Expansion. We are attempting to grow our business rapidly in terms of the number of services we offer, the number of customers we serve and the regions we serve. We are expending substantial sums in anticipation of increased sales resulting from a new marketing partner relationship. There can be no assurance this marketing initiative will be launched as expected or that it will be successful, particularly in light of the legal and regulatory uncertainties described elsewhere in this report. Furthermore, there is no assurance that we will successfully manage our efforts to:

•	expand, train, manage and retain our employee base;

•	expand and improve our customer service and support systems and improve the performance of billing systems;

•	introduce and market new products and services and new pricing plans in addition to Z-LineHOME and our other service offerings;

•	enhance and upgrade the features of our software;

•	capitalize on new opportunities in the competitive marketplace; or

•	control our expenses.

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

Ability to Resell Long Distance Services. We offer long distance telephone services as part of our service packages. We currently have agreements with various long distance carriers to provide transmission and termination services for all of our long distance traffic. Recently, several long distance carriers have encountered financial difficulties, including both carriers utilized by us. Financial difficulties encountered by any of our carriers could cause disruption of service to our customers and could diminish the value of any receivables or credits that may be due to us from such carriers. Our agreements with long distance carriers generally provide for the resale of long distance services on a per-minute basis and contain minimum volume commitments. In cases in which we have agreed to minimum volume commitments and fail to meet them, we will be obligated to pay underutilization charges. In some instances, if we incur underutilization charges, our basic rate will increase, which could further adversely affect our operating results. We recently settled a dispute by agreeing to a higher rate.

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

Anticipated Capital Needs. If we expand more rapidly than currently anticipated or if our working capital needs exceed our current expectations, we may need to raise additional capital from debt or equity sources. If we cannot obtain financing on acceptable terms or at all, we may be required to modify, delay or abandon our current business plan, which is likely to materially and adversely affect our business and, as a result, the value of our common stock. We have an accounts receivable facility with RFC Corporation that provides for the sale of up to $25 million of our receivables to RFC. This facility expires in July 2004. We are currently in negotiations to replace this facility.

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

Government Regulation and Legal Uncertainties. We are subject to varying degrees of federal, state, and local regulation. We must also comply with various state and federal obligations that are subject to change, such as the duty to contribute to universal service subsidies, the impact of which we cannot assess on a going-forward basis as the rates change periodically. Our failure to comply with regulatory requirements may result in fines or other penalties being imposed on us, including loss of certification to provide services.

Decisions of the FCC and state regulatory commissions providing incumbent local exchange carriers with increased flexibility in how they price their services and with other regulatory relief, could have a material adverse effect on our business and that of other competitive local exchange carriers. Future regulatory provisions may be less favorable to competitive local exchange carriers and more favorable to their competitors. If incumbent local exchange carriers are allowed by regulators to engage in substantial volume and term discount pricing practices for their end-user customers, or charge competitive local exchange carriers higher fees for interconnection to the incumbent local exchange carriers’ networks, our business, operating results and financial condition could be materially, adversely affected. Incumbent local exchange carriers may also seek to delay competitors through legal or regulatory challenges, or by recalcitrant responses to requirements that they open their markets through interconnection and unbundling of network elements. Our legal and administrative expenses may be increased because of our having to actively participate in rate cases filed by incumbent local exchange carriers, in which they seek to increase the rates they can charge for the unbundled network element platform components. Our profitability may be adversely affected if those carriers prevail in those cases. Pending court cases, in which certain provisions of the Telecommunications Act of 1996 will be conclusively interpreted, may result in an increase in our cost of obtaining unbundled network elements.

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

We face competition from a variety of participants in the telecommunications market. The largest competitor for local service in each market in which we compete is the incumbent local exchange carrier serving that market. Incumbent local exchange carriers have established networks, long-standing relationships with their customers, strong political and regulatory influence, and the benefit of state and federal regulations that favor incumbent local exchange carriers. In the local exchange market, the incumbent local exchange carriers continue to hold near-monopoly positions. The long distance telecommunications market in which we compete has numerous entities competing for the same customers and a high average churn rate as customers frequently change long distance providers in response to the offering of lower rates or promotional incentives.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Z-Tel Technologies, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity (deficit) and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Z-Tel Technologies, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Tampa, Florida
March 29, 2004

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	December 31,	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$12,013	$16,037
Accounts receivable, net of allowance for doubtful accounts of $13,804 and $17,401	24,600	26,749
Prepaid expenses and other current assets	7,664	5,741

Total current assets	44,277	48,527
Property and equipment, net	39,069	48,320
Intangible assets, net	2,287	4,116
Other assets	3,820	5,748

Total assets	$89,453	$106,711

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$59,230	$51,771
Deferred revenue	11,068	10,172
Current portion of long-term debt and capital lease obligations	5,017	5,964

Total current liabilities	75,315	67,907
Long-term deferred revenue	361	6,277
Long-term debt and capital lease obligations	514	4,180

Total liabilities	76,190	78,364

Mandatorily redeemable convertible preferred stock, $.01 par value; 50,000,000 shares authorized; 8,855,089 issued; 8,738,422 and 8,855,089 outstanding (aggregate liquidation value of $158,779 and $145,503)	144,282	127,631

Commitments and contingencies (Notes 11, 16 and 21)
Stockholders’ deficit:
Common stock, $.01 par value; 150,000,000 shares authorized; 36,186,686 and 35,609,803 shares issued; 35,845,136 and 35,268,253 outstanding	362	356
Notes receivable from stockholders	(1,121)	(1,589)
Additional paid-in capital	189,008	205,090
Accumulated deficit	(318,880)	(302,753)
Treasury stock, 341,550 shares at cost	(388)	(388)

Total stockholders’ deficit	(131,019)	(99,284)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ deficit	$89,453	$106,711

The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Years Ended December 31,
	2003	2002	2001
Revenues	$289,180	$238,397	$280,350

Operating expenses:
Network operations, exclusive of depreciation and amortization shown below	135,097	94,474	159,617
Sales and marketing	18,753	12,327	31,243
General and administrative	127,018	122,579	156,107
Depreciation and amortization	23,449	23,936	23,277
Asset impairment charge	—	1,129	59,247
Wholesale development costs	—	1,018	—
Restructuring charge	—	1,861	—

Total operating expenses	304,317	257,324	429,491

Operating loss	(15,137)	(18,927)	(149,141)

Nonoperating income (expense):
Interest and other income	2,086	3,509	6,862
Interest and other expense	(3,076)	(4,137)	(3,789)

Total nonoperating income (expense)	(990)	(628)	3,073

Net loss	(16,127)	(19,555)	(146,068)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(17,480)	(15,589)	(15,059)
Less deemed dividend related to beneficial conversion feature	(186)	(186)	(9,356)

Net loss attributable to common stockholders	$(33,793)	$(35,330)	$(170,483)

Weighted average common shares outstanding	35,396,922	34,951,720	33,908,374

Basic and diluted net loss per share	$(0.95)	$(1.01)	$(5.03)

The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME
(In thousands, except share data)The accompanying notes are an integral part of these consolidated financial statements

	Common Stock		Notes Receivable from	Unearned Stock	Additional Paid-In
	Shares	Par Value	Stockholders	Compensation	Capital
Balance, December 31, 2000	33,754,235	$340	$(839)	$(255)	$227,304
Issuance of common stock for exercise of stock options	254,731	3	(820)		1,000
Issuance of common stock for exercie of warrants	25,714				—
Issuance of common stock for the purchase of software	27,500	—			155
Vesting of stock options granted below intrinsic value				133
Accelerated vesting of stock options					49
Mandatorily convertible redeemable dividends and preferred stock accretion					(15,059)
Warrants issued with preferred stock					4,333
Treasury stock received upon cancellation of notes receivable from stockholder	(61,875)	—	70
Net loss
Foreign currency translation adjustment
Comprehensive loss

Balance, December 31, 2001	34,000,305	343	(1,589)	(122)	217,782
Issuance of common stock	1,000,000	10			2,320
Issuance of common stock for exercise of warrants	171,429	2
Issuance of common stock for exercise of options	361	—
Conversion of mandatorily convertible redeemable preferred stock	76,158	1			679
Vesting of stock options granted below intrinsic value				122
Accelerated vesting of stock options and issuance of shares	20,000	—			84
Mandatorily redeemable convertible preferred stock dividends and accretion					(15,775)
Net loss

Balance, December 31, 2002	35,268,253	356	(1,589)	—	205,090
Exercise of stock options	394,144	4			518
Exercise of warrants	73,714	1
Accelerated vesting of stock options					123
Conversion of mandatorily redeemable convertible preferred stock to common	109,025	1			943
Repayment of notes receivable			468
Mandatorily redeemable convertible preferred stock dividends and accretion					(17,666)
Net loss

Balance, December 31, 2003	35,845,136	$362	$(1,121)	$—	$189,008

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other		Total
	Accumulated	Comprehensive	Treasury	Stockholders'
	Deficit	Loss	Stock	Deficit
Balance, December 31, 2000	$(137,130)	$(2)	$(318)	$89,100
Issuance of common stock for exercise of stock options				183
Issuance of common stock for exercie of warrants				—
Issuance of common stock for the purchase of software				155
Vesting of stock options granted below intrinsic value				133
Accelerated vesting of stock options				49
Mandatorily convertible redeemable dividends and preferred stock accretion				(15,059)
Warrants issued with preferred stock				4,333
Treasury stock received upon cancellation of notes receivable from stockholder			(70)	—
Net loss	(146,068)			(146,068)
Foreign currency translation adjustment		2		2

Comprehensive loss				(146,066)

Balance, December 31, 2001	(283,198)	—	(388)	(67,172)
Issuance of common stock				2,330
Issuance of common stock for exercise of warrants				2
Issuance of common stock for exercise of options				—
Conversion of mandatorily convertible redeemable preferred stock				680
Vesting of stock options granted below intrinsic value				122
Accelerated vesting of stock options and issuance of shares				84
Mandatorily redeemable convertible preferred stock dividends and accretion				(15,775)
Net loss	(19,555)			(19,555)

Balance, December 31, 2002	(302,753)	—	(388)	(99,284)
Exercise of stock options				522
Exercise of warrants				1
Accelerated vesting of stock options				123
Conversion of mandatorily redeemable convertible preferred stock to common				944
Repayment of notes receivable				468
Mandatorily redeemable convertible preferred stock dividends and accretion				(17,666)
Net loss	(16,127)			(16,127)

Balance, December 31, 2003	$(318,880)	$—	$(388)	$(131,019)

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(16,127)	$(19,555)	$(146,068)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,449	23,936	23,277
Provision for bad debts	14,022	23,964	55,530
Asset impairment charge	—	1,129	59,247
(Gain) loss on disposal of equipment	(43)	(132)	(329)
Expense charged for granting of stock options	123	206	182
Change in operating assets and liabilities:
Increase in accounts receivable	(11,873)	(23,671)	(17,140)
(Increase) decrease in prepaid expenses	(1,923)	(1,780)	1,106
Decrease (increase) in other assets	1,888	1,655	(1,070)
Increase in accounts payable and accrued liabilities	7,460	2,149	5,138
Increase (decrease) in deferred revenue	(5,020)	10,498	(1,715)

Total adjustments	28,083	37,954	124,226

Net cash provided by (used in) operating activities	11,956	18,399	(21,842)

Cash flows from investing activities:
Purchases of property and equipment	(11,036)	(15,193)	(15,426)
Principal repayments received on notes receivable	40	590	7
Issuance of note receivable	—	(997)	(196)

Net cash used in investing activities	(10,996)	(15,600)	(15,615)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(5,903)	(5,622)	(7,532)
Proceeds from issuance of mandatorily redeemable convertible preferred stock	—	—	17,500
Payments of issuance cost for mandatorily redeemable convertible preferred stock	—	—	(450)
Payment of preferred stock dividends	(72)	(34)	—
Principal repayments received on notes receivable issued for stock	468	—	—
Proceeds from exercise of stock options and warrants	523	2	183

Net cash provided by (used in) financing activities	(4,984)	(5,654)	9,701

Adjustment for foreign currency translation	—	—	(2)

Net decrease in cash and cash equivalents	(4,024)	(2,855)	(27,758)
Cash and cash equivalents, beginning of period	16,037	18,892	46,650

Cash and cash equivalents, end of period	$12,013	$16,037	$18,892

	Year Ended December 31,
	2003	2002	2001
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,070	$2,788	$2,648

Non-cash investing and financing activities:
Property and equipment acquired under capital lease obligations	$1,290	$222	$2,395
Increase in additional paid-in capital for stock options granted	$518	$84	$1,051
Common stock granted for wholesale services contract	$—	$2,330	$—
Net increase in unearned stock compensation for stock options granted	$—	$122	$133
Accrued dividends and accretion on preferred stock	$17,480	$15,589	$15,059
Notes receivable issued for common stock	$—	$—	$820
Forgiveness of note receivable issued for common stock	$—	$—	$(70)
Common stock issued for purchase of assets	$—	$—	$155
Treasury stock received upon cancellation of note receivable for common stock	$—	$—	$(70)
Conversion of preferred stock to common stock	$943	$680	$—
Beneficial conversion associated with preferred stock issuance	$186	$186	$9,356

The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ALL TABLES ARE IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1. NATURE OF BUSINESS

DESCRIPTION OF BUSINESS

Z-Tel Technologies, Inc. and subsidiaries (“we” or “us”) incorporated in Delaware on January 15, 1998 as Olympus Telecommunications Group, Inc. In March 1998, Olympus Telecommunications Group, Inc. changed its name to Z-Tel Technologies, Inc.

We are an emerging provider of advanced, integrated telecommunications services targeted to residential and small business subscribers. We offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet and certain personal digital assistants. We offer our Z-LineHOME and Z-LineBUSINESS services in forty-nine states. Our customer’s are primarily in ten states. We also provide long-distance telecommunications services to customers nationally.

We introduced our wholesale services during the first quarter of 2002. This service provides other companies with the opportunity to provide local, long-distance and enhanced telephone service to residential and small business customers by utilizing our telephone exchange services, enhanced services platform, infrastructure and back-office operations.

LIQUIDITY AND CAPITAL RESOURCES

We have a limited operating history and our operations are subject to certain risks and uncertainties, particularly related to the evolution of the regulatory environment, which impacts our access to and cost of the network elements used to provide services to our customers; access to adequate financing; and competition within the industry.

We have incurred significant losses since our inception, resulting in an accumulated deficit at December 31, 2003 of approximately $318.9 million. We also had debt outstanding of approximately $5.5 million. We experienced positive cash flows from operations for the first time during 2002 and also had positive cash flows from operations for the year ended December 31, 2003. Prior to 2002, we had historically been dependent on financing from investors to sustain our operating activities.

At December 31, 2003, we had cash on hand of approximately $12.0 million. In addition, we had an accounts receivable factoring agreement which provides us with up to $25 million dollars to fund operations, of which we were utilizing $13.9 million as of December 31, 2003. This factoring agreement expires on July 27, 2004. Currently, we anticipate obtaining an asset-based loan to replace our current accounts receivable factoring agreement. We expect that this agreement will provide us with $3.0 to $5.0 million of additional liquidity immediately, up to a maximum of $25 million of total liquidity as it is currently contemplated. The additional liquidity is a result of additional accounts receivable being eligible under this arrangement. We anticipate generating, through normal operations, the remaining cash flows necessary to meet our operating, investing and financing requirements. We also are exploring potential subordinated debt arrangements and financing of certain capital expenditures. If actual results differ materially from our current plan or if expected financing is not available, we have the ability and intent to curtail growth initiatives and spending, including the reduction of certain discretionary capital and marketing costs or the implementation of a workforce reduction, in order to continue as a going-concern. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if at all.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include all our accounts and our wholly- owned subsidiaries. All intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments with original maturity dates of three months or less to be cash equivalents.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of prepaid maintenance and support, insurance contracts advances to suppliers and certain disputes with vendors that require payment and filing of a dispute claim.

PROPERTY AND EQUIPMENT, NET

Property and equipment are recorded at historical cost. Depreciation and amortization are calculated on a straight-line basis over the assets’ useful life. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized. Upon the sale or other disposition of property, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recognized in operations. Under the Statement of Position (“SOP”) 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” we expense computer software costs related to internal software that is incurred in the preliminary project stage. When the capitalization criteria of SOP 98-1 have been met, costs of developing or obtaining internal-use computer software are capitalized. We capitalized approximately $3.1, $3.7 and $3.9 million of employee salary costs for internally developed software for the years ended December 31, 2003, 2002 and 2001, respectively. Internal use software is included as a component of property and equipment on the consolidated balance sheet. We also incur research and development costs, such as employee salaries and outside consultants, that are expensed in our general and administrative expense. We expensed approximately $6.0, $7.4 and $8.9 million of research and development costs for the years ended December 31, 2003, 2002 and 2001, respectively.

LONG-LIVED ASSETS

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net expected undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows. We recognized an impairment of $59.2 million related to goodwill acquired from the acquisition of Touch 1 Communications, Inc. (“Touch 1”) as a result of the sale of our telemarketing centers in 2001.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on a prospective basis on January 1, 2002. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, SFAS 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, Goodwill and Other Intangible Assets.” According to SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business.

INTANGIBLE ASSETS, NET

We adopted SFAS No. 141 “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. SFAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Certain intangible assets will no longer be amortized ratably but instead will be subject to impairment tests at least annually.

Intangible assets on the consolidated balance sheet consist of customer lists resulting from our acquisition of Touch 1 in 2000. The customer lists are amortized over five years using the straight-line method and reviewed for impairment as outlined in our long-lived assets policy above. All goodwill was written-down to a zero value in 2001. See footnote 8 Intangible assets for further discussion.

REVENUE RECOGNITION

Revenues are recognized when earned. Revenues related to long distance, carrier access service and certain other usage driven charges are billed monthly in arrears and the associated revenues are recognized during the month of service. We record an estimate for this amount. Subscription services are billed monthly in advance and we recognize revenues for this service ratably over the service period. We defer certain installation charges and recognize this revenue ratably over the estimated life of our customer. Our wholesale services revenues are derived from contractual arrangements. We perform a review of each contract and determine the appropriate timing of revenue recognition depending on the facts and circumstances of each individual item within the contract. We are currently deferring certain revenues over the life of our arrangements, rather than recognizing these revenues up-front. In instances where we are the primary obligor for costs incurred we use the gross method to record our revenues for wholesale services. We operate in a heavily regulated industry; therefore, our pricing is subject to both state and federal regulatory commission oversight. Such oversight could result in changes to the amount we bill our customers in current and future periods.

The gross accounting presentation for our wholesale services business segment requires the understanding that certain recorded revenues are actually direct cost pass-through. For instance, under our Sprint contract we charge to Sprint, with a zero mark-up, certain charges that we receive from the incumbent local exchange carriers (“ILECs”) that are attributable to lines that are owned by Sprint under the aforementioned agreement. However, late in the third quarter of 2003 Sprint established its own billing codes with the ILECs and has been adding all new customers to these codes. This had the effect of reducing our gross monthly billings to Sprint, yet has no impact on the profitability of the contract. Indeed, Sprint’s lines under the wholesale services agreement were actually increasing significantly during the period in reference. This action also has the impact of increasing total margins, even though the profitability of the contract on a per line basis was unchanged. This is why we chose to focus on the net income per wholesale services line in service, as opposed to stated revenues or margins per se.

STOCK-BASED COMPENSATION

For employee stock options, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” requiring entities to recognize as an expense, over the vesting period, the fair value of the options or utilize the accounting for employee stock options used under Accounting Principles Board (“APB”) Opinion No. 25. We apply the provisions of APB Opinion No. 25 and consequently recognize compensation expense over the vesting period for grants made to employees and directors only if, on the measurement date, the market price of the underlying stock exceeds the exercise price. We provide the pro forma net income and earnings per share disclosures as required under SFAS No. 123 for grants made as if the fair value method defined in SFAS No. 123 had been applied. We recognize expense over the vesting period of the grants made to non-employees based on utilizing the Black-Scholes stock valuation model to calculate the value of the option on the measurement date.

The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS 123, Accounting for Stock-Based Compensation,” the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	For the years ended
	December 31,
	2003	2002	2001
Net loss attributable to common stockholders, as reported	$(33,793)	$(35,330)	$(170,483)
Add: Stock based compensation included in net loss	123	206	182
Deduct: Total stock based employee compensation determined under the fair value based method for all awards	(5,821)	(13,182)	(13,043)

Net loss attributable to common stockholders, pro forma	$(39,491)	$(48,306)	$(183,344)

Basic and Diluted Net Loss Per Common Share
As reported	$(0.95)	$(1.01)	$(5.03)
Pro forma	$(1.12)	$(1.38)	$(5.41)

We calculated the fair value of each grant on the date of grant using the Black-Scholes option pricing model. In addition to there being no payments of dividends on our common stock, the following assumptions were used for each respective period:

	For the years ended
	December 31,
	2003	2002	2001
Discount Rate	3.1%	3.1%	4.7%
Volatility	96.6%	93.0%	87.0%
Average Option Expected Life	5 years	5 years	5 years

Incremental shares of common stock equivalents are not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.

ADVERTISING

Advertising costs are expensed as incurred. Included in sales and marketing expenses are advertising costs of approximately $5.3, $5.2 and $8.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

CONCENTRATIONS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents in financial institutions considered by management to be high quality. We maintain cash balances at financial institutions in excess of the $100,000 insured by the Federal Deposit Insurance Corporation (“FDIC”). We had approximately $2.4, $2.7 and $8.1 million invested in interest bearing money market and short-term fixed income investments that are not insured by the FDIC at December 31, 2003, 2002 and 2001, respectively. We have not experienced any losses in these accounts and believe we are not exposed to any significant credit risk on cash balances.

During the normal course of business, we extend credit to residential and business customers residing in the United States. Our customer base is broken-down as follows:

	Percentage of Total Bundled
	Service Revenues
	2003	2002
New York	33%	46%
Illinois	10%	13%
Michigan	9%	13%
Georgia	6%	4%
Texas	6%	8%
Kentucky	6%	0%
Pennsylvania	4%	6%
Maryland	3%	2%
Florida	3%	0%
California	2%	1%
Indiana	2%	0%
Tennessee	2%	0%
Alabama	2%	0%
Virginia	2%	2%
All Others	10%	5%

	100%	100%

This results in a concentration of credit to residential and business customers in these states. We believe our credit policies, collection procedures and allowance for doubtful accounts minimize the exposure to significant credit risk of accounts receivable balances. Additionally, as of December 31, 2003, our wholesale services receivables are concentrated with Sprint Communications Company L.P. (“Sprint”) as they are the primary wholesale customer.

We rely upon the Regional Bell Operating Companies (“RBOCs”) for provisioning of customers and the RBOCs are the primary suppliers of local central office switching and local telephone lines. Global Crossing Ltd and Williams Communications Group Inc. (now WilTel Communications Group, Inc.) are the primary suppliers for our long-distance calling. We have not incurred any material impact to our operations or financial statements as a result of the Chapter 11 bankruptcy filings made by these companies.

We rely upon two separate service providers for provisioning and billing services essential to support our operations.

SEGMENT REPORTING

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that we report financial and descriptive information about reportable segments, and how these segments were determined. We determine the allocation and performance of resources based on total operations. Based on these factors, management has determined that we operate as two segments as defined by SFAS No. 131 during 2003 and 2002, retail services and wholesale services. We did not earn wholesale services revenue in 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF No. 00-21 also supersedes certain guidance set forth in Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The final consensus is applicable to agreements entered into in quarters beginning after June 15, 2003, with early adoption permitted. Additionally, companies are permitted to apply the consensus guidance to all existing arrangements as a cumulative effect of a change in accounting principle. We adopted this new pronouncement effective July 1, 2003, on a prospective basis. This adoption did not have a material impact on our consolidated financial statements.

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

In December 2003, the Securities and Exchange Commission released Staff Accounting Bulletin no. 104 (“SAB 104”), Revenue Recognition. SAB 104 clarifies existing guidance regarding revenues for contracts which contain multiple deliverables to make it consistent with EITF No. 00-21. The adoption of the provisions of EITF 00-21 and SAB 104 had no effect on our results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46 “). FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity that has (1) equity investment at risk that is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties, (2) a group of equity owners that are unable to make substantive decision’s about the entity’s activities, or (3) equity that does not absorb the entity’s losses or receive the benefits of the entity. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. We have evaluated our investments and other relationships and have concluded that none qualify as a variable interest entity as defined in FIN 46.

RECLASSIFICATION

To be consistent with emerging industry practices, the revenues for all periods presented have been changed to reflect the billing to our customers of the Universal Service Fund (“USF”) and other regulatory fees and the related payments into the associated regulatory funds as network operations expense. Operating income and net income for all periods presented were unaffected. The additional revenues and expenses recorded were $4.2, $3.1 and $4.5 million for the years ended December 31, 2003, 2002, and 2001, respectively. We also have certain other amounts in the December 31, 2002 and 2001 financial statements that have been reclassified to conform to the December 31, 2003 presentation.

3.	WHOLESALE SERVICES

In February 2003, we executed an agreement providing for the resale of our local wireline telecommunications services and provision of ancillary services with Sprint. Under this agreement, we provide Sprint access to our Web-integrated, enhanced communications platform and operational support systems. This contract includes various per-minute, per-line, and other charges that are being recorded as revenue as earned. We are the primary obligor for certain underlying expenses that are incorporated into our pricing in connection with the agreement and therefore, are recording revenues using a gross presentation, consistent with the method used for our wholesale services agreement with MCI WORLDCOM Communications, Inc. (“MCI”). This method results in certain per-line, per-minute and direct costs being recorded as revenues and the corresponding expenses being recorded in the appropriate operating expense line. As a result of this accounting treatment, increases or decreases in pricing or volume that impact direct costs that are incurred in connection with this agreement would have no impact on net income, as the amount is recorded in an equivalent amount in both revenue and expense. Our wholesale services agreement with Sprint is non-exclusive in nature.

We are deferring $1.0 million of revenues for pre-contract payments by recognizing this amount ratably over the life of the agreement.

As of December 31, 2003, under our contract with Sprint, we had approximately $4.7 million of deferred revenue, of which $0.3 million is recorded as long-term deferred revenue. As of December 31, 2002, under our contract with MCI we had approximately $3.6 and $6.3 million of long-term and short-term deferred revenue, respectively.

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

We recognized the $50 million license fee, and amounts received in advance of the contract, on a straight-line basis over the four-year contract period beginning in April 2002. In connection with the agreement, we issued MCI one million shares of our common stock at a price of $2.33, the market price of our stock at the date of the agreement. As a result of this transaction an asset totaling $2.3 million was being amortized on a straight-line basis as a reduction to revenues over the 48-month term of the agreement with the remaining balance recorded in other non-current assets. Monthly usage-based charges and cost reimbursements were recognized when earned.

On November 1, 2002 we significantly amended the terms or our agreement with MCI. This amendment was made as a result of MCI’s bankruptcy filing on July 21, 2002. The significant financial changes in this amendment were the elimination of the $50 million limited-term technology license fee, increases to various fees calculated on a per minute and per line basis, certain additional fees for services provided, elimination of exclusivity clauses, a reduction to the monthly minimum payments and forgiveness of certain amounts to be repaid to MCI.

Amounts received in advance of revenues being earned were being amortized through December 31, 2004, the amended termination date of the agreement. The amended agreement is cancelable by MCI without cause on or after April 1, 2002, given at least 90 days written notice to us.

On August 7, 2003, we amended our contract with MCI to terminate the contract on December 31, 2003. On August 15, 2003, MCI provided us with notice that they were terminating the contract effective October 15, 2003, therefore, we recognized $4.8 million of previously deferred revenue.

4.	ACCOUNTS RECEIVABLE AGREEMENT

In July 2000, we entered into an accounts receivable agreement with RFC Capital Corporation, a division of Textron, Inc. (“RFC”), providing for the sale of certain of our accounts receivable to RFC. The RFC agreement provides for the purchase of up to $25.0 million of certain of our accounts receivable, subject to selection criteria as defined in the contract. In July 2002, we extended our agreement with RFC under substantially similar terms for an additional two years. The purchase of the receivables is at the option of RFC and they utilize selection criteria to determine which receivables will be purchased. We had been selling our receivables to RFC at a 23% discount; Prior to March 2002 we sold our receivables at a 32% discount. Our collection percentage for receivables sold to RFC was 98.5% and 92.9% for the years ended December 31, 2003 and 2002, respectively. We received an additional payment from RFC for servicing the assets in an amount equal to every dollar collected over the advance rate, less certain fees. The accounts receivable agreement did not have a minimum receivable sales requirement.

We sold approximately $138.2 and $135.2 million of receivables to RFC, for net proceeds of approximately $111.9 and $107.3 million, during the years ended December 31, 2003 and 2002, respectively. A net receivable servicing asset of approximately $13.2 and $8.5 million is included in the accounts receivable balance at December 31, 2003 and 2002, respectively. We recorded costs related to the agreement of approximately $1.0, $1.3 and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Included in accounts payable and accrued liabilities are advances for unbilled receivables in the amount of $4.2 and $3.4 million at December 31, 2003 and 2002, respectively. We were responsible for the continued servicing of the receivables sold.

5.	ACCOUNTS RECEIVABLE WRITE-OFF

During the second quarter of 2001, management performed a detailed analysis of accounts receivable and also reviewed its credit policies relating specifically to acceptance and provisioning of service to new customers. As a result of the analysis and subsequent change in credit policy, we switched our focus from collection efforts on overdue and delinquent account balances to a stringent credit policy surrounding customer acceptance and a collection effort focused on fewer delinquent accounts. The detailed analysis and change in credit policy lead to a write-off of delinquent receivables of approximately $29.9 million and revisions to the estimates used to develop the allowance for doubtful accounts in the current and future periods. We had write-offs of accounts receivable totaling approximately $17.6, $31.6 and $43.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

6.	PROPERTY AND EQUIPMENT

At the respective dates, property and equipment consist of the following:

	Depreciable Lives in	December 31,
	Years	2003	2002
Switching equipment	5-10	$14,489	$14,170
Computer equipment	5-10	35,965	32,092
Software	3	53,813	46,753
Furniture and office equipment	5-10	8,990	9,034
Leasehold improvements	3-15	6,247	6,244
Land and building	20-30	4,439	4,439
Construction-in-progress		1,047

		124,990	112,732
Less accumulated depreciation and amortization		85,921	64,412

Property and equipment, net		$39,069	$48,320

Depreciation expense related to property and equipment amounted to approximately $9.4, $10.5 and $11.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization expense related to software amounted to approximately $11.2, $11.3 and $8.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

At the respective dates, assets acquired under capital leases, included in property and equipment, consist of the following:

	December 31,
	2003	2002
Computer equipment	$2,443	$1,288
Software	912	824

	3,355	2,112
Less accumulated depreciation and amortization	1,357	788

Capital leases, net	$1,998	$1,324

7.	ASSET IMPAIRMENT

In the second quarter of 2001, management decided to reduce telemarketing efforts, resulting in a majority of the operations and assets of telemarketing centers acquired in 2000 from Touch 1 being voluntarily closed or sold. On June 30, 2001, the telemarketing centers sold accounted for approximately $1.0 million in property, plant and equipment. For these assets, we received 270,000 shares of preferred stock of the privately held acquiring company and a note receivable of approximately $0.5 million. The loss recorded from this transaction was approximately $1.0 million.

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

For the year ended December 31, 2001, we recorded an additional $4.3 million of impaired asset charges, composed of $3.0 million relating to unrealizable software and development projects, $0.9 million of telemarketing property and equipment and $0.4 million of securities deemed to be worthless. As of December 31, 2003 and 2002, we had approximately $2.3 and $4.1 million, respectively, of net intangible assets related to customer lists.

In April of 2002, we announced a restructuring plan that included a reduction in force and the closure of the North Dakota call centers, acquired from Touch 1, resulting in the settlement of the leases in these locations and an asset impairment charge totaling approximately $1.1 million being recorded in the second quarter of 2002.

8. INTANGIBLE ASSETS

In accordance with SFAS No. 142, we reassessed the expected useful lives of existing intangible assets. This reassessment resulted in no changes to the expected useful lives of our customer lists. We only have one intangible asset as of December 31, 2003 as a result of all of our goodwill being written-off during 2001.

Summarized below are the major classes of intangible assets as a result of our acquisition of Touch 1 in April of 2000 that will continue to be amortized under SFAS No. 142. We do not have any intangible assets that will not be amortized:

	DECEMBER 31, 2003			DECEMBER 31, 2002
	CARRYING	ACCUMULATED	NET INTANGIBLE	CARRYING	ACCUMULATED	NET INTANGIBLE
	AMOUNT	AMORTIZATION	ASSETS	AMOUNT	AMORTIZATION	ASSETS
INTANGIBLE ASSETS SUBJECT TO AMORTIZATION:
Customer related intangible assets	$9,145	$6,858	$2,287	$9,145	$5,029	$4,116

The following table presents current and expected amortization expense of the existing intangible assets as of December 31, 2003 for each of the following periods:

AGGREGATE AMORTIZATION EXPENSE:

For the year ended December 31, 2003	$1,829
Expected amortization expense for the years ending December 31,
2004	1,829
2005	458

9.	OTHER ASSETS

At the respective dates, other assets consist of the following:

	2003	2002
Deposits	$3,062	$3,166
Contract signing bonus	—	1,885
Certificates of deposit, restricted	673	573
Interest receivable	54	57
Other	31	67

	$3,820	$5,748

The certificates of deposit are pledged as collateral on outstanding letters of credit in the amount of approximately $0.7 and $0.6 million at December 31, 2003 and 2002, respectively, related to lease obligations on two of the our office spaces and $0.1 million for certain surety bonds required for regulatory purposes in 2003.

10.	ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At the respective dates, accounts payable and accrued liabilities consist of the following:

	2003	2002
Trade accounts payable	$39,176	$24,541
Accrued sales and use tax payable	6,908	13,936
Advances on accounts receivable	4,181	3,425
Accrued payroll	2,560	2,038
Accrued rent	1,263	1,423
Accrued transmission	845	1,256
Other accrued liabilities	4,297	5,152

	$59,230	$51,771

11.	LONG-TERM DEBT

Long-term debt consists of the following:

	2003	2002
RELATED PARTIES:
Note payable to Corman Elegre, customer base pledged as collateral payable in monthly installments, due September, 2004, interest rate at 6%	$2,364	$5,070
Note payable to First Revocable Trust of W. F. Corman, unsecured payable in monthly installments, due September 2004, interest rate at 6%	132	315
Note payable to James F. Corman, unsecured, payable in monthly installments, due September 2004, interest rate at 6%	45	106
UNRELATED PARTIES:
Note payable to Franklin Investment Funds, unsecured, payable in monthly installments, due September 2004, interest rate of 6%	919	2,183
Note payable to First National Bank of Atmore, unsecured, personally guaranteed by James F. Corman, payable in monthly installments, due September 2004, interest rate at 6%	123	293
Notes payable to Touch 1 pre-petition creditors (trade vendors), unsecured, payable in monthly installments, due September 2004, interest rate at 6%	409	732
Notes payable to Touch 1 pre-petition creditors (trade vendors), priority unsecured, payable in monthly Installments, due September 2005, interest rate at 6%	58	245

	4,050	8,944
Less: Current portion	(3,992)	(5,193)

Total long-term debt	$58	$3,751

OPERATING LEASES

We have entered into various non-cancelable operating leases for equipment and office space with monthly payments through the year 2009. Included in general and administrative expense is rental expense relating to operating leases of approximately $2.9, $2.9 and $2.8 million for the years ended December 31, 2003, 2002, and 2001, respectively. Sales and marketing expense includes $0.0, $0.3 and $0.6 million of rental expense relating to operating leases for the year ended December 31, 2003, 2002 and 2001, respectively.

CAPITAL LEASES

We have entered into various capital lease obligations that have effective interest rates ranging from 3.8% to 19.9%, with three capital leases remaining with payments through 2006.

Future minimum lease payments under non-cancelable operating and capital leases and long-term debt as of December 31, 2003 are as follows:

		CAPITAL
	OPERATING	LEASE	LONG-TERM
Year ending december 31,	LEASES	OBLIGATIONS	DEBT
2004	$2,939	$1,245	$3,992
2005	2,035	489	58
2006	1,411	41	—
2007	1,461	—	—
2008	1,518	—	—
Thereafter	907	—	—
Less amount representing estimated executory costs (taxes, etc.), including profit thereon, included in minimum lease payments	—	115	—

Net minimum payment	$10,271	1,660	$4,050

Less amount representing
Interest on obligations under capital lease		179

Present value of minimum lease payments (including approximately $1,025 due within one year)		1,481

12.	MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

In 2003, four holders of our Series D Convertible Preferred Stock (“Series D Preferred”) converted their shares to common stock. There was a total of 66,667 shares of Series D converted into 109,025 shares of common stock. We also paid $0.1 million in cash for certain dividends. In 2002, we had one conversion of 50,000 shares of Series D converted into 76,158 common shares.

In July 2000, we filed a Certificate of Designation authorizing the issuance of 5.0 million shares of $.01 par value Series D Preferred. We received aggregate proceeds of approximately $56.3 million in connection with the sale of 4,688,247 shares of Series D Preferred at a price of $12.00 per share. The costs associated with the transaction were approximately $0.4 million. The Series D Preferred is convertible at an original conversion price of $12.00, which price is subject to adjustment for such items as; (i) a dividend or distribution to common shareholders (whether such dividend or distribution is in stock, securities or other property), (ii) a stock split, (iii) a stock combination, (iv) a reclassification of the common stock, (v) the issuance of stock or, securities convertible into or exercisable for our common stock at a price that is less than the adjusted conversion price and other events that would cause dilution of ownership to the Series D Preferred stock. As a result of certain of these events the conversion price at December 31, 2003 is $8.63. The Series D Preferred is convertible into common stock at the option of the holder (i.e., initially convertible on a one-for-one basis); however, there are certain circumstances that provide for us to force a conversion of the stock. Series D Preferred is mandatorily redeemable in 2008, has an 8% cumulative dividend payable at times in cash and at times in-kind with additional Series D Preferred and has certain, liquidation preferences and voting rights. Each purchaser of Series D Preferred received a warrant to purchase a number of our shares of common stock equal to one-half of the amount of Series D Preferred purchased by such investor. Each warrant is exercisable at a price of $13.80 per share subject to certain adjustments that have lowered the exercise price to $9.88 per share, at December 31, 2003.

In November 2000, we filed a Certificate of Designation authorizing the issuance of approximately 6.3 million shares of $.01 par value Series E Convertible Preferred Stock (“Series E Preferred”). We received proceeds of approximately $50.0 million in connection with the sale of 4,166,667 shares of Series E Preferred at a price of $12.00 per share. The purchaser of Series E Preferred received a warrant to purchase a number of our shares of common stock equal to one-half of the amount of Series E Preferred purchased by such investor. These warrants are exercisable at a price of $13.80 per share subject to certain adjustments that have lowered the exercise price to $7.62 per share, at December 31, 2003. Series E Preferred is convertible at an original conversion price of $12.00, which price is subject to adjustment for such items as (i) a dividend or distribution to common shareholders (whether such dividend or distribution is in stock, securities or other property), (ii) a stock split, (iii) a stock combination, (iv) a reclassification of the common stock, (v) the issuance of stock or securities convertible into or exercisable for our common shares at a price that is less than the adjusted conversion price, and (vi) other events that would cause dilution in the ownership of the holders of the Series E Preferred stock. As a result of these events the conversion price at December 31, 2003 is $8.25. The Series E Preferred is convertible into common stock at the option of the holder (i.e., initially convertible on a one-for-one basis); however, there are certain circumstances that provide us the ability to force a conversion of the stock. Series E Preferred is mandatorily redeemable 8 years from the original issue date, has an 8% cumulative dividend payable in-kind and has certain liquidation preferences and voting rights.

In July 2001, we filed a Certificate of Designation authorizing the issuance of 175 shares of Series G junior convertible preferred stock (“Series G Preferred”). On July 2 and August 3, 2001, we issued an aggregate of 175 shares of Series G Preferred for aggregate proceeds of $17.5 million, initially convertible into 11,739,970 shares of common stock, at a conversion price of $1.49, subject to adjustment for such items as; (i) a dividend or distribution to common shareholders (whether such dividend or distribution is in stock, securities or other property), (ii) a stock split, (iii) a stock combination, (iv) a reclassification of the common stock, (v) the issuance of stock or securities convertible into or exercisable for our common stock at a price that is less than the adjusted conversion price and upon the occurrence of certain other events that would cause dilution in the ownership of the holders of the Series G Preferred. To date there has been no change in the conversion price. In conjunction with the issuance of the Series G Preferred, we issued warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.01 per share. Series G Preferred, becomes mandatorily redeemable September 18, 2006. The Series G Preferred has a 12% cumulative dividend, is convertible at the option of the holder and has certain liquidation rights; however, there are certain circumstances that provide for an automatic conversion of the Series G Preferred.

In accordance with generally accepted accounting principles, we recorded a deemed dividend of approximately $2.3 million, which results from the value assigned to the warrants and a beneficial conversion feature associated with the Series G Preferred transaction. These deemed dividends were originally accreted over an expected life through December 31, 2001 (the earliest redemption date). Once shareholder approval was obtained on October 30, 2001, the remaining balance of $1.2 million was to be accreted over the remaining 5-year redemption period. We recorded approximately $0.2, $0.2 and $1.6 million of a deemed dividend related to this beneficial conversion feature in 2003, 2002 and 2001, respectively.

As a result of certain anti-dilution clauses in the Series D Preferred stock agreement, the issuance of Series G Preferred triggered an additional beneficial conversion feature related to the Series D Preferred agreement. The deemed dividend of approximately $7.8 million was accreted immediately, in the third quarter of 2001.

In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and SFAS No. 128 “Earnings Per Share” we recorded non-cash charges relating to a beneficial conversion, cumulative dividends and preferred stock accretion. We recorded preferred stock dividends and accretion of $17.5, $15.6 and $15.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. We also recorded a deemed dividend related to a beneficial conversion feature in the amounts of approximately $0.2, $0.2 and $9.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

13. COMMON STOCK

The board of directors has never declared dividends on our common stock since January 15, 1998 (Inception).

In March 2003, our Board of Directors authorized the repurchase of up to one million shares of our common stock for a twelve-month period. We did not repurchase any shares.

On February 19, 2001, our Board of Directors adopted a Stockholders Rights Agreement (the “Plan”) designed to deter coercive takeover tactics and prevent an acquirer from gaining control of us without engaging in negotiation with our Board of Directors.

Under the terms of the plan, preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of our common stock, par value $0.01 per share and a corresponding number of rights for each outstanding share of our Series D and E Preferred Stock outstanding at the close of business on March 7, 2001. Until the rights become exercisable, additional common stock or Series D and E Preferred will also have one right attached.

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

14. RESTRUCTURING CHARGES

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

The restructuring charge includes termination benefits in connection with the termination of 167 employees and lease abandonment costs. In addition, we agreed to a settlement to exit the two leases for our call centers in North Dakota as of July 1,

2002. All termination benefits and settlements to exit our leases in North Dakota are paid as of December 31, 2002. We have recorded a lease abandonment charge representing the future lease payments for our New York office as a liability and payments exist through August 2005.

The following table shows the restructuring charges and related accruals recognized under the plan and the effect on our consolidated financial position:

	Employee	Lease	Lease
	Termination	Settlement	Abandonment
	Benefits	Costs	Costs	Total
Balance at January 1, 2002	$—	$—	$—	$—
Plan Charges	913	325	623	1,861
Cash paid	(913)	(325)	(72)	(1,310)

Balance at December 31, 2002	—	—	551	551
Cash paid			(200)	(200)

Balance at December 31, 2003	$—	$—	$351	$351

15. INCOME TAXES

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

A reconciliation of the difference between the effective income tax rate and the statutory federal tax rate follows:

	2003	2002	2001
Tax at U.S. statutory rate	$(5,644)	$(6,844)	$(51,145)
State taxes, net of federal benefit	(413)	(573)	(2,698)
Change in valuation allowance	5,807	7,255	36,779
Goodwill amortization	—	—	19,725
Other	250	162	(2,661)

	$—	$—	$—

Significant components of our deferred tax assets and liabilities are as follows:

	2003	2002
Current deferred tax assets:
Accounts receivable	$5,246	$6,612
Other	1,968	95
Noncurrent deferred tax assets:
Net operating loss carryforward	106,691	99,869
Deferred revenue	271	2,385
Deferred compensation	181	616
Excess capital losses	133	133
Accrued expenses	145	696
Other	480	541

Gross deferred tax assets	115,115	110,947
Less: Valuation allowance	(111,900)	(106,093)

	3,215	4,854
Noncurrent deferred tax liabilities:
Property and equipment	(2,346)	(3,290)
Intangible assets	(869)	(1,564)

Net deferred tax asset	$—	$—

Generally accepted accounting principles require a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, management has determined that a valuation allowance of approximately $111.9 and $106.1 million is necessary at December 31, 2003 and 2002, respectively.

At December 31, 2003 and 2002, our net operating loss carryforward for federal income tax purposes is approximately $280.8 and $262.8 million, respectively, expiring in various amounts from 2018 through 2023. Utilization of our net operating loss carryforwards may be subject to annual limitations due to ownership change rules as provided by the Internal Revenue Code and similar state provisions.

16. COMMITMENTS AND CONTINGENCIES

We have disputed billings and access charges from certain inter-exchange carriers (“IXCs”) and incumbent local exchange carriers (“ILECs”). We contend that the invoicing and billings of access charges to us are not in accordance with the interconnection, service level, or tariff agreements between us and certain IXCs and ILECs. We have not paid these disputed amounts and management believes that we will prevail in these disputes. At December 31, 2003, the total disputed amounts were approximately $18.2 million.

In August 2000, we entered into an agreement with a service firm to outsource customer provisioning and other ordering through electronic bonding with the incumbent local exchange carriers. In September 2002, we renegotiated this agreement, resulting in a lowering of our monthly minimum payments and an increase to the fees we pay on a per transaction basis. Our annual commitment, subject to certain adjustments, is approximately $9.6 million for the year ending December 31, 2004. We made payments under the agreement totaling $11.8, $9.7 and $6.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. The minimum payments are required by us, regardless of our use of the services provided for in the contract. This contract provides, under certain circumstances, for early termination and severance fees for such action.

We currently have agreements with two long-distance carriers to provide transmission and termination services for all of our long distance traffic. These agreements generally provide for the resale of long distance services on a per-minute basis and contain minimum volume commitments. As a result of a settlement of a billing dispute associated with minimum volume commitments required in one of these contracts we have agreed to pay an increased per minute charge for minutes until the achievement of certain minimum minute requirements which we expect to meet in the first half of 2004. Once we meet the new agreed upon minimum minutes we will revert to the terms of our original agreement. All other terms of the original agreement continue in full force. We believe that we will be fully in compliance with all minimum volume commitments during 2004. We accrued amounts representing the incremental fees in 2003, so that the expense recorded per minute is consistent throughout the agreement.

In connection with certain of our wholesale services agreements, all or a portion of customer lines are provisioned using our company code. Therefore, we are the customer of record for the regional bell operating companies’ wholesale billing. It is very likely that the state commissions would require us to continue providing services to the end user customer for at least a 90-day period, regardless of whether our wholesale relationships continue.

We have agreed to certain service level agreements (“SLA“s) for providing service under our wholesale agreements. If we were to not fulfill the SLAs after the phase-in period there are certain remedies including but not limited to financial compensation. We have not had any financial compensation paid as a result of any SLAs since our inception.

17. RELATED PARTY TRANSACTIONS

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

In February 2003 we received a payment of $0.5 million from an executive officer who is also on our Board of Directors in fulfillment of an outstanding note receivable to us.

In August 2003, we accelerated the vesting of 122,223 stock options granted to an executive as part of his severance agreement.

This acceleration resulted in the employee being fully vested in stock options with a strike price of $1.30 per share and were in-the-money trading at $2.02 per share as the time of acceleration. As a result of this transaction we recorded approximately $0.1 million in general and administrative expense.

As of December 31, 2003 we have approximately $1.7 million of notes receivable from employees and former employees for various reasons We have recorded approximately $1.1 million of these loans as a contra to our equity as the loans were for the purchase of stock. The remaining $0.6 million loans were more of a personal nature and we have made an accrual for $0.5 million as some of these loans are to former employees and the likelihood of collection and lack of collateral make it likely that these amounts will not be collectable. These notes are primarily due by December 2004 with approximately $0.8 million due by that date. Only two notes are due beyond this date, one is a note in the amount of approximately $0.8 million, due in June 2005, and the other is approximately $0.1 million and is a demand note that currently has no specific due date.

We paid interest on our related party term debt in the amounts of $0.3, $0.4 and $0.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

18. EMPLOYEE BENEFIT PLAN

In 1999, we established a 401(k) plan covering defined employees who meet established eligibility requirements. Under the original plan provisions, we did not make matching contributions. Effective September 15, 2000, we merged the plans of Touch 1 and ours and established a matching contribution for the 401(k) plan to 50% of participating contributions to a maximum matching amount of 5% of a participant’s compensation. Our contribution was approximately $0.5 million for each of the years ended December 31, 2003, 2002 and 2001.

19. STOCK-BASED COMPENSATION

Effective October 30, 1998, we adopted the 1998 Equity Participation Plan (“1998 Plan”), for the grant to eligible employees and eligible participants of options to purchase up to 1,261,000 shares of our common stock. During September and November 1999, the Board of Directors (the “Board”) increased the shares available for grant under the 1998 Plan to 6.0 and 7.5 million shares, respectively.

Effective April 20, 2000, we adopted the 2000 Equity Participation Plan (“2000 Plan”). This plan allows for the grant to eligible employees and eligible participants of options to purchase up to 2.0 million shares of our common stock. The 2000 Plan automatically increases the number of shares available for grant on the first day of our fiscal year beginning in 2001 equal to the lesser of (i) 3.0 million shares, (ii) 6% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board.

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

A summary of the stock option activity for the years ended December 31, 2003, 2002 and 2001 is presented below:

			1998 Equity		2000 Equity
	Initial Plan		Participation Plan		Participation Plan		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price	Shares	Price
Outstanding, December 31, 2000	2,888,252	$2.98	3,627,188	$13.07	1,751,640	$11.45	8,267,080	$9.20
Granted					4,257,450	1.69	4,257,450	1.69
Exercised	(47,486)	2.32	(130,253)	3.64	—	—	(177,739)	3.29
Forfeited	(97,144)	2.49	(638,227)	12.70	(727,376)	9.84	(1,462,747)	10.60

Outstanding, December 31, 2001	2,743,622	3.01	2,858,708	13.58	5,281,714	3.80	10,884,044	6.17
Granted	—	—	—	—	3,370,475	1.29	3,370,475	1.29
Exercised	—	—	—	—	(20,361)	1.30	(20,361)	1.30
Forfeited	(17,593)	3.31	(480,845)	19.97	(1,242,132)	3.58	(1,740,570)	8.10

Outstanding, December 31, 2002	2,726,029	3.01	2,377,863	12.29	7,389,696	2.70	12,493,588	4.59
Granted	—	—	—	—	1,712,600	1.94	1,712,600	1.94
Exercised	—	—	—	—	(394,144)	1.32	(394,144)	1.32
Forfeited	—	—	(292,237)	3.21	(437,183)	12.31	(696,420)	8.67
Expired	(550,000)	3.64	—	—	—	—	(550,000)	3.64

Outstanding, December 31, 2003	2,176,029	$2.85	2,085,626	$13.56	8,270,969	$2.10	12,565,624	$4.14

We did not grant any options to non-employees during 2003, 2002 and 2001.

The following table summarizes information about stock options outstanding at December 31, 2003:

			Weighted
			Average
Exercise	Number	Number	Exercisable
Price Range	Outstanding	Exercisable	Price
$0.00 - $1.00	159,050	73,189	$0.85
$1.01 - $2.00	7,613,075	4,176,775	$1.28
$2.01 - $3.00	658,548	184,609	$2.26
$3.01 - $4.00	1,731,388	1,729,691	$3.65
$5.01 - $6.00	366,620	366,620	$5.45
$6.01 - $7.01	303,900	302,700	$7.00
$7.00 -$8.00	173,453	170,953	$7.39
$8.01 - $9.00	8,450	7,900	$8.96
$9.01 - $10.00	76,250	76,250	$10.00
$11.01 - $12.00	58,900	58,900	$12.00
$12.01 - $13.00	942,190	940,190	$13.00
$13.01 - $47.00	473,800	1,000	$30.59

	12,565,624	8,088,777

20. COMPUTATION OF NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Incremental shares of common stock equivalents are not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.

Net loss per share is calculated as follows:

	Year Ended
	December 31,
	2003	2002	2003
Basic and diluted net loss per share:
Net loss	$(16,127)	$(19,555)	$(146,068)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(17,480)	(15,589)	(15,059)
Less deemed dividend related to beneficial conversion feature	(186)	(186)	(9,356)

Net loss attributable to common stockholders	$(33,793)	$(35,330)	$(170,483)

Weighted average common shares outstanding	35,396,922	34,951,720	33,908,374

Basic and diluted net loss per share	$(0.95)	$(1.01)	$(5.03)

For each of the periods presented, basic and diluted net loss per share are the same. The following table includes potentially dilutive items that were not included in the computation of diluted net loss per share for all periods presented because to do so would be anti-dilutive in each case:

	Year Ended
	December 31,
	2003	2002	2001
Unexercised stock options	12,565,624	12,493,588	10,884,044
Unexercised warrants	10,652,769	10,443,330	10,425,982
Mandatorily redeemable preferred stock convertible into common shares	31,678,795	27,901,655	25,941,982

Total potentially dilutive shares of common stock equivalents	54,897,188	50,838,573	47,252,008

21. LEGAL AND REGULATORY PROCEEDINGS

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

The Metropolitan Government of Nashville and Davidson County, Tennessee, on behalf of the Metropolitan Nashville Employee Benefit Board (collectively “Metro Nashville”), filed a lawsuit against us on September 20, 2002. The lawsuit asserts claims under Delaware Law, the Uniform Commercial Code, and state law and seeks actual damages of $18 million, punitive damages of $18 million, interest, and court costs. Metropolitan Nashville Employee Benefit Board is our common shareholder. Metro Nashville alleges that we wrongfully and improperly delayed delivery of a stock certificate, preventing Metro Nashville from selling or taking other steps to protect the value of their shares while the price of our stock declined significantly. The court denied our motion to dismiss on January 20, 2003 and denied our motion for summary judgment on January 21, 2004. We filed a motion for reconsideration of the Order Denying Summary Judgment on February 6, 2004. This motion is still pending before the court. The court has scheduled trial to begin on May 17, 2004. We believe the lawsuit is without merit and intend to oppose the allegations vigorously; however, we cannot predict the outcome of this litigation with any certainty.

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

On October 9, 2003, Z-Tel Communications, Inc., our wholly-owned subsidiary corporation, filed a lawsuit against SBC Communications, Inc. and several of its subsidiaries (collectively, “SBC”) in federal court in Texas, where both SBC and us do business. The lawsuit alleges SBC’s violation of the federal antitrust laws, the Racketeering Influenced Corrupt Organizations Act (RICO), the Lanham Act, and other federal and state laws. The complaint seeks damages and an injunction against SBC. On November 20, 2003, SBC filed a motion to dismiss the complaint. This motion is pending before the court. We cannot predict the outcome of this litigation with any certainty.

In September 2003, the FCC released its final decision in the Triennial Review proceeding. In the Triennial Review Order, the FCC also ruled that entrants would no longer be able to access network elements utilized by incumbent local telephone companies to provide “broadband” services, such as fiber-to-the-premises loops, high-capacity transport, packet switching, line-sharing for DSL services, and fiber-fed “next-generation digital loop carrier” loops. These limitations on unbundled access could have a significant impact upon our business; if incumbent carriers deploy next-generation architectures as a replacement for their existing local plant, there is the significant possibility that our ability to provide services to our customers will be eliminated or severely restricted in such situations. The FCC did reaffirm incumbent local telephone company obligations to provide unbundled access to Enhanced Extended Links (“EELs,” a combination of loop and transport) and the UNE-P combination in particular circumstances, subject to review by state public utility commissions. In particular, the FCC ruled that entrants like us would be able to purchase dedicated transport (utilized in EELs) and analog switching (utilized in UNE-P) on an unbundled basis, subject to state-by-state review of whether such unbundling was needed in their states.

Carriers were involved in those state-by-state proceedings when, on March 2, 2004, the D.C. Circuit Court of Appeals overturned the FCC’s decision as an improper delegation of authority to state public utility commissions. See Report and Order on Remand and Further Notice of Proposed Rulemaking, Review of Section 251 Unbundling Obligations of Incumbent Local Exchange Carriers, 18 FCC Rcd 16978 (2003) (“Triennial Review Order”), rev’d in part and remanded, United States Telecom Ass’n v. FCC, Nos. 00-1012, 00-1015, 03-1310 et al. (D.C. Cir. March 2, 2004) (“USTA II”). The D.C. Circuit ordered that the unbundled transport and switching rules be vacated after sixty days or upon denial of a petition for rehearing, whichever occurs later. A majority of the FCC has indicated that it will support an appeal of this decision. We are weighing our legal options with regard to this opinion, as are other competitive carriers. If the USTA II decision is not stayed or reversed, it could have immediate, significant, adverse and material impact upon our business. For example, ILECs might utilize the reversal of the unbundling rules to deny us access to their local networks. We depend upon such access to provide our services to our customers.

With regard to pricing, states and the FCC are currently re-evaluating the pricing of network elements. As a result, it is possible that prices in some states could increase or lower rates from existing levels. Currently, the incumbent local exchange carriers Verizon, BellSouth, SBC and Qwest have rate cases pending before state regulatory commissions in at least one state in each of their respective territories. In particular, ongoing rate cases in Illinois, Ohio, Indiana and Michigan could significantly raise the existing rates for some network elements and network element combinations. Our intent is to be an active participant in many of these rate cases and any others that might be critical to our operations. We anticipate joining other competitive service providers in arguing that existing rates and rates proposed by the incumbents are overstated and do not reflect the true total element long run incremental costing principles required by the FCC and the Telecommunications Act. The FCC, in Docket No. 03- is currently reevaluating its prescribed methodology for calculating unbundled network element rates. In the 2002 Verizon v. FCC decision, the U.S. Supreme Court affirmed the FCC’s current pricing methodology, called “Total Element Long Run Incremental Cost,” or “TELRIC.” The current FCC rulemaking proposes to modify the TELRIC methodology by mandating that states set prices based upon the forward-looking costs of operating the existing network architecture of incumbent local telephone company networks. In many instances, modifying the TELRIC methodology in this way could increase the rates we pay for certain elements and result in lower rates for other elements. We believe that the FCC’s proposals to modify TELRIC are inconsistent with the Supreme Court’s decision in the Verizon case, meaning that new FCC TELRIC rules may be subject to considerable litigation if they are adopted.

While the prevailing productivity trends within the industry would predict the adoption of lower rates in association with the provision of unbundled network elements and network element combinations, we cannot predict the outcome of any pending or potential rate case or judicial proceeding. Increases or decreases in rate levels charged by incumbent local exchange carriers as a result of regulatory and/or judicial review through rate case, court case or arbitration proceedings could significantly impact our business plans.

We believe that in the event the rules are vacated without any replacement by either the FCC or the state utility commissions, we have interconnection agreements with our principal ILEC vendors that will permit us to continue to obtain access to local network elements during any intervening time period. However, it is possible that any or all of those ILECs will refuse to abide by the terms of those agreements or seek to terminate those agreements. We are evaluating our legal options to ensure that we continue to meet the needs of our existing and future customers.

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

22. SEGMENT REPORTING

We have two reportable operating segments: Retail Services and Wholesale Services.

Prior to 2002 we had only one reportable segment: retail services.

The retail services segment includes our Z-LineHOME and Z-LineBUSINESS services that offer bundled local and long-distance telephone services in combination with enhanced communication features accessible, through the telephone, the Internet and certain personal digital assistants. We offer Z-LineHOME and Z-LineBUSINESS in 49 states. Our customers are concentrated primarily in metropolitan areas in 10 states for both our Z-LineHOME and Z-LineBUSINESS services. This segment also includes our Touch 1 residential long-distance offering that is available nation-wide.

The wholesale services segment allows companies to offer telephone exchange and enhanced services to residential and small business customers. This service is currently available in 49 states and Sprint is our primary customer for this offering.

Management evaluates the performance of each business unit based on segment results, exclusive of adjustments for unusual items. Special items are transactions or events that are included in our reported consolidated results but are excluded from segment results due to their nonrecurring or non-operational nature. It is also important to understand when viewing our segment results that we only record direct expenses in our wholesale services and therefore, all employee benefits, occupancy, insurance, and other indirect or overhead related expenses are reflected in the retail services segment.

The following summarizes the financial information concerning our reportable segments for the years ended December 31, 2003, 2002 and 2001:

	December 31,
	2003	2002	2001
Retail Services
Revenues	$205,059	$208,280	$280,350
Depreciation and amortization	$20,956	$22,428	$23,277
Segment results	$(18,905)	$(9,975)	$(36,721)
Capital expenditures	$10,239	$6,657	$15,426
Identifiable assets	$77,108	$97,914	$116,737

	December 31,
	2003	2002	2001
Wholesale Services
Revenues	$84,121	$30,774	$—
Depreciation and amortization	$2,493	$1,508	$—
Segment results	$24,717	$11,315	$—
Capital expenditures	$797	$8,536	$—
Identifiable Assets	$12,345	$8,797	$—

The following table reconciles our segment information to the consolidated financial information for 2003, 2002 and 2001:

	December 31,
	2003	2002	2001
Revenues
Total segment revenues	$289,180	$239,054	$280,350
MCI bankruptcy revenue reversal	—	(657)	—

Total consolidated	$289,180	$238,397	$280,350

	December 31,
	2003	2002	2001
Segment results:
Total segment results	$5,812	$1,340	$(36,668)
Retroactive reduction to network access rate	2,500	8,981	—
MCI bankruptcy	—	(1,304)	—
Write-off of accounts receivable	—	—	(29,949)
Asset impairment charge	—	(1,129)	(59,247)
Wholesale development costs	—	(1,018)	—
Restructuring charge	—	(1,861)	—
Depreciation and amortization	(23,449)	(23,936)	(23,277)

Total consolidated operating loss	$(15,137)	$(18,927)	$(149,141)

23. SUBSEQUENT EVENTS

In February 2004, we received from two employees an aggregate payment of $0.5 million for repayment of notes receivable.

In March 2004, we signed an agreement with a large communication company with a large embedded customer base. This agreement is a marketing arrangement in which we would pay a monthly recurring commission and certain other fees based on retail customers added during the agreement. We will own the end user and will consequently be responsible for providing all services and expenses associated with these customers, similar to our existing retail UNE-P business. This agreement has no minimum requirements but we were provided with formal notice for a projected launch of May 6, 2004.

In March 2004, we granted 285,000 shares of restricted stock with an approximate value of $0.8 million to certain executive officers and key employees. The cost of the stock is $0.01, par value, per share and vests one-third after one year and one thirty-sixth each month thereafter.

SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included.

	QUARTER ENDED
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
	2003	2003	2003	2003
Revenues	$60,929	$71,046	$82,716	$74,489
Operating loss	(3,280)	(5,587)	(2,069)	(4,201)
Net loss	(3,105)	(6,008)	(2,553)	(4,461)
Loss per share(1)	$(0.21)	$(0.30)	$(0.18)	$(0.26)
Weighted average shares outstanding	35,268,253	35,305,448	35,368,759	35,641,435

	QUARTER ENDED
	MARCH 31,	JUNE 30,	SEPTEMBER 30,	DECEMBER 31,
	2002	2002	2002	2002
Revenues	$58,156	$63,039	$59,478	$57,724
Operating income (loss)	(11,172)	1,355	(5,127)	(3,983)
Net income (loss)	(10,607)	259	(4,962)	(4,245)
Loss per share (1-4)	$(0.42)	$(0.11)	$(0.26)	$(0.22)
Weighted average shares outstanding	34,307,194	35,074,936	35,191,836	35,220,240

(1)	Earnings per share were calculated for each three-month period on a stand-alone basis.

(2)	We recorded start-up costs of approximately $1.0 million for the development our new wholesale services offering during the first quarter of 2002.

(3)	We recorded approximately $1.9 million for termination benefits, lease abandonment and lease settlement costs in connection with the closure of two call centers in North Dakota and our New York sales office in the second quarter of 2002.

(4)	We recorded approximately $1.2, $1.3 and $9.0 million as a result of retroactive rate reduction for the unbundled network elements in the first quarter 2003, second quarter 2003 and second quarter 2002, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9a. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported in accordance with SEC rules and forms. Our management, with the participation of Chief Executive Officer, D. Gregory Smith, and Chief Financial Officer, Horace J. Davis, III, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Mr. Smith and Mr. Davis have concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized, and reported so as to ensure the quality and timeliness of our public disclosures in compliance with SEC rules and forms.

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Information regarding directors, nominees for director and executive officers is in our 2004 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is included in our 2004 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is included in our 2004 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included in our 2004 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is included in our 2004 Annual Meeting proxy statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. The following financial statements of Z-Tel Technologies, Inc. and the report thereon of PricewaterhouseCoopers LLP dated March 29, 2004 are filed as part of this report:

Report of Independent Certified Public Accountants.

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002, 2001.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

Notes to Financial Statements.

(a)	3. The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated, and are incorporated herein by this reference):

3(a) The following exhibits are filed as part of this report:

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

10.3	Employment Agreement of D. Gregory Smith, dated July 30, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002.

10.4	Receivables Sales Agreement dated as of July 27, 2000 by and between Z-Tel Communications, Inc., as seller and subservicer, Touch 1 Communications, Inc., as seller and subservicer, and RFC Capital Corporation, as purchaser. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000, with an amendment extending the agreement until July 27, 2004.

10.5	Form of Indemnification Agreement for our executive officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.6	Employment Agreement of Ned Dumas Garrett, dated August 14, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002.

10.7	Employment Agreement of J. Bryan Bunting, dated August 14, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002.

10.8	Employment Agreement of Charles W. McDonough, dated August 14, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002.

10.9	Employment Agreement of Robert A. Curtis, dated July 30, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002.

10.11	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. and William F. Corman (First Revocable Trust). Incorporated by reference to the correspondingly numbered exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

EXHIBIT
NUMBER	DESCRIPTION
10.12	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. and James F. Corman. Incorporated by reference to the correspondingly numbered exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.13	Agreement for Wholesale Telephone Exchange Services, Z-Node Services, Ancillary Services and Technology License, dated March 20, 2002, between Z-Tel Communications, Inc. and MCI WORLDCOM Communications, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, filed on May 15, 2002. The agreement was amended August 7, 2003 to terminate the agreement December 31, 2003.

10.14	Agreement for Resale of Local Wireline Telecommunications Services and Provision of Ancillary Services, dated February 4, 2003, between Z-Tel Communications, Inc. and Sprint Communications L.P. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

21.	List of Subsidiaries

23.	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

(b) Reports on Form 8-K

     On October 10, 2003 we filed a Form 8-K in connection with our lawsuit against SBC. Information regarding this lawsuit is set forth in the section entitled “legal proceedings.” On November 12, 2003, we furnished a Form 8-K in connection with our earnings release and the subsequent earnings conference call.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 29th day of March, 2004.

Z-TEL TECHNOLOGIES, INC.

BY: /s/ D. GREGORY SMITH

D. Gregory Smith, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ D. Gregory Smith D. Gregory Smith	President, CEO, Chairman of the Board and Director (Principal Executive Officer)	March 29, 2004

/s/ Horace J. Davis III Horace J. Davis III	Senior Vice President— Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004

/s/Charles W. McDonough Charles W. McDonough	Senior Vice President— Chief Technology Officer, and Director	March 30, 2004

/s/ Jeffrey A. Bowden Jeffrey A. Bowden	Director	March 30, 2004

/s/ Charles D. Hyman Charles D. Hyman	Director	March 29, 2004

/s/ Andrew C. Cowen Andrew C. Cowen	Director	March 30, 2004

/s/ John K. Aurell John K. Aurell	Director	March 29, 2004

/s/ Richard F. LaRoche, Jr. Richard F. LaRoche, Jr	Director	March 29, 2004

/s/ Lawrence C. Tucker Lawrence C. Tucker	Director	March 30, 2004

/s/ W. Andrew Krusen, Jr. W. Andrew Krusen, Jr.	Director	March 30, 2004