Form 10-Q
period 2004-03-31
Z TEL TECHNOLOGIES INC
filed 2004-05-17
CIK 1096509

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE THREE MONTHS ENDED MARCH 31, 2004

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

Yes [   ] No [X]

The number of shares of the Registrant’s Common Stock outstanding as of May 13, 2004 was approximately 36,307.432.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$11,862	$12,013
Accounts receivable, net of allowance for doubtful accounts of $13,129 and $13,804	18,601	24,600
Prepaid expenses and other current assets	4,397	7,664

Total current assets	34,860	44,277
Property and equipment, net	36,625	39,069
Intangible assets, net	1,829	2,287
Other assets	3,709	3,820

Total assets	$77,023	$89,453

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$60,688	$59,230
Deferred revenue	8,502	11,068
Current portion of long-term debt and capital lease obligations	3,634	5,415

Total current liabilities	72,824	75,713
Long-term deferred revenue	390	361
Long-term debt and capital lease obligations	356	116

Total liabilities	73,570	76,190

Mandatorily redeemable convertible preferred stock, $.01 par value; 50,000,000 shares authorized; 8,855,089 issued; 8,738,422 and 8,855,089 outstanding (aggregate liquidation value of $161,579 and $158,779)	148,459	144,282

Commitments and contingencies (Notes 9 and 12)
Stockholders’ deficit:
Common stock, $.01 par value; 150,000,000 shares authorized; 36,648,232 and 36,186,686 shares issued; 36,306,682 and 35,845,136 outstanding	365	362
Notes receivable from stockholders	(930)	(1,121)
Additional paid-in capital	185,211	189,008
Accumulated deficit	(329,264)	(318,880)
Treasury stock, 341,550 shares at cost	(388)	(388)

Total stockholders’ deficit	(145,006)	(131,019)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ deficit	$77,023	$89,453

The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	For the Three Month Ended
	March 31,
	2004	2003
Revenues	$68,467	$60,929

Operating expenses:
Network operations, exclusive of depreciation and amortization shown below	34,035	26,782
Sales and marketing	4,521	4,494
General and administrative	34,571	26,906
Depreciation and amortization	5,311	6,027

Total operating expenses	78,438	64,209

Operating loss	(9,971)	(3,280)

Nonoperating income (expense):
Interest and other income	861	925
Interest and other expense	(1,274)	(750)

Total nonoperating income (expense)	(413)	175

Net loss	(10,384)	(3,105)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(4,365)	(4,237)
Less deemed dividend related to beneficial conversion feature	(46)	(46)

Net loss attributable to common stockholders	$(14,795)	$(7,388)

Weighted average common shares outstanding	36,066,905	35,268,253

Basic and diluted net loss per share	$(0.41)	$(0.21)

The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATE)

	Common	Stock	Notes Receivable from	Additional Paid-In	Accumulated	Treasury	Total Stockholders’
	Shares	Par Value	Stockholders	Capital	Deficit	Stock	Deficit
Balance, December 31, 2003	35,845,136	$362	$(1,121)	$189,008	$(318,880)	$(388)	$(131,019)
Exercise of stock options	285,178	3		383			386
Exercise of warrants	37,714	—					—
Conversion of mandatorily redeemable convertible preferred stock to common	138,654	—		231			231
Repayment of notes receivable			191				191
Mandatorily redeemable convertible preferred stock dividends and accretion				(4,411)			(4,411)
Net loss					(10,384)		(10,384)

Balance, March 31, 2004	36,306,682	$365	$(930)	$185,211	$(329,264)	$(388)	$(145,006)

The accompanying notes are an integral part of these consolidated financial statements

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(10,384)	$(3,105)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,311	6,027
Provision for bad debts	1,644	2,396
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	4,355	(3,948)
(Increase) decrease in prepaid expenses	3,267	(211)
Decrease in other assets	71	198
(Increase) decrease in accounts payable and accrued liabilities	1,458	(2,157)
(Increase) decrease in deferred revenue	(2,537)	5,941

Total adjustments	13,569	8,246

Net cash provided by operating activities	3,185	5,141

Cash flows from investing activities:
Purchases of property and equipment	(2,409)	(3,128)
Principal repayments received on notes receivable	40	—

Net cash used in investing activities	(2,369)	(3,128)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(1,541)	(1,454)
Proceeds from exercise of stock options and warrants	386	—
Principal repayments received on notes receivable issued for stock	191	469
Payment of preferred stock dividends	(3)	—

Net cash used in financing activities	(967)	(985)

Net increase (decrease) in cash and cash equivalents	(151)	1,028
Cash and cash equivalents, beginning of period	12,013	16,037

Cash and cash equivalents, end of period	$11,862	$17,065

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

We are an emerging provider of advanced, integrated telecommunications services targeted to consumer (residential) and business subscribers. We offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet and certain personal digital assistants. We offer our Z-LineHOME and Z-LineBUSINESS services in forty-nine states. Our customers are primarily concentrated in ten states. We also provide long-distance telecommunications services to customers nationally.

We introduced our wholesale services during the first quarter of 2002. This service provides other companies with the opportunity to provide local, long-distance and enhanced telephone service to their own residential and small business end user customers on a private label basis by utilizing our telephone exchange services, enhanced services platform, infrastructure and back-office operations.

We plan to introduce our voice over Internet protocol (“VoIP”) service offerings during the second quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

We have a limited operating history and our operations are subject to certain risks and uncertainties, particularly related to the evolution of the regulatory environment, which impacts our access to and cost of the network elements used to provide services to our customers; access to adequate financing; and competition within the industry.

We have incurred significant losses since our inception, resulting in an accumulated deficit at March 31, 2004 of approximately $329.3 million. We also had debt outstanding of approximately $4.0 million. We experienced positive cash flows from operations for the first time for the year ended December 31, 2002 and again during 2003. We also had positive cash flows from operations for the three months ended March 31, 2004. Prior to 2002, we had historically been dependent on financing from investors to sustain our operating activities.

At March 31, 2004, we had cash on hand of approximately $11.9 million. In addition, we had an accounts receivable factoring agreement, which provides us with up to $25 million to fund operations, of which we were utilizing $11.7 million, which was the maximum available to us under the availability calculation as of March 31, 2004. We have replaced this agreement with an asset-based loan, further discussed in footnote “14. Subsequent Events.” We anticipate generating, through normal operations, the remaining cash flows necessary to meet our operating, investing and financing requirements. We also are exploring potential subordinated debt arrangements and financing of certain capital expenditures. If actual results differ materially from our current plan or if expected financing is not available, we have the ability and intent to curtail growth initiatives and spending, including the reduction of certain discretionary capital and marketing costs or the implementation of a workforce reduction, in order to continue as a going-concern. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if at all.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and are in the form prescribed by the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. The interim unaudited financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2003, included in our Annual Report on Form 10-K filed with the SEC on March 30, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

RECLASSIFICATION

Certain amounts in the consolidated statements of operations for the three months ended March 31, 2003 have been reclassified to conform to the presentation for the three months ended March 31, 2004.

3. MARKETING AGREEMENT

In March 2004, we signed an agreement with America Online, Inc. (“AOL”). This agreement is essentially a marketing arrangement in which we will pay a monthly recurring commission and certain other fees based on retail customers added to our end user base during the term of the agreement. The agreement is a trial and only includes certain states. The agreement is structured so that AOL subscribers have the opportunity to obtain our services at a substantial discount. We will own the end user and will consequently be responsible for providing all services and incurring all expenses associated with any resulting customers, similar to our existing retail unbundled element network platform (“UNE-P”) business. This agreement has no minimum requirements and the success of the agreement cannot be predicted, nor can the actual duration or likelihood that this agreement will become a wholesale agreement.

4. WHOLESALE SERVICES

In February 2003, we executed an agreement providing for the resale of our local wireline telecommunications services and for the provisioning of ancillary services with Sprint. Under this agreement, we provide Sprint access to our Web-integrated, enhanced communications platform and operational support systems. This contract includes various per-minute, per-line, and other charges that are being recorded as revenue as earned. We are the primary obligor for certain underlying expenses that are incorporated into our pricing in connection with the agreement and therefore, are recording revenues using a gross presentation. This accounting method results in certain per-line, per-minute and direct costs being recorded as revenues and the corresponding expenses being recorded in the appropriate operating expense line. As a result of this accounting treatment, increases or decreases in pricing or volume that impact certain direct costs that are incurred in connection with this agreement would have no impact on net income, as the amount is recorded in an equivalent amount in both revenue and expense. Our wholesale services agreement with Sprint is non-exclusive in nature.

We are deferring $1.0 million of revenues for pre-contract payments by recognizing this amount ratably over the life of the agreement.

As of March 31, 2004, under our contract with Sprint, we had approximately $2.5 million of deferred revenue, of which $0.3 million is recorded as long-term deferred revenue.

5. ACCOUNTS RECEIVABLE AGREEMENT

In July 2000, we entered into an accounts receivable agreement with RFC Capital Corporation, (“RFC’) a division of Textron, Inc., providing for the sale of certain of our accounts receivable to RFC. The RFC agreement provided for the purchase of up to $25 million of certain of our accounts receivable, subject to selection criteria as defined in the contract. In July 2002, we extended our agreement with RFC under substantially similar terms for an additional two years. The purchase of the receivables was at the option of RFC and they utilized selection criteria to determine which receivables would be purchased. Our collection percentage for receivables sold to RFC had been over 90% since the inception of the agreement. We received an additional payment from RFC for servicing the assets in an amount equal to every dollar collected over the advance rate, less certain fees. The accounts receivable agreement did not have a minimum receivable sales requirement.

We sold approximately $25.8 and $21.6 million of receivables to RFC, for net proceeds of approximately $20.9 and $17.1 million, during the three months ended March 31, 2004 and 2003, respectively. A net receivable servicing asset of approximately $12.1 million is included in the accounts receivable balance at March 31, 2004. We recorded costs related to the agreement of approximately $0.3, and $0.2 million for the three months ended March 31, 2004 and 2003, respectively. Included in accounts payable and accrued liabilities are advances for unbilled receivables in the amount of $3.5 million at March 31, 2004. We were responsible for the continued servicing of the receivables sold.

6. INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, we reassessed the expected useful lives of existing intangible assets. This reassessment resulted in no changes to the expected useful lives of our customer lists. We only have one intangible asset as of Mach 31, 2004.

Summarized below is our only intangible asset, as a result of our acquisition of Touch 1 in April of 2000 that will continue to be amortized under SFAS No. 142. We do not have any intangible assets that will not be amortized:

	March 31, 2004
	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets
Intangible assets subject to amortization:
Customer related intangible assets	$9,145	$7,316	$1,829

The following table presents current and expected amortization expense of the existing intangible assets as of March 31, 2004 for each of the following periods:

Aggregate amortization expense:

For the three months ended March 31, 2004	$458
Expected amortization expense for the remainder of 2004	1,371
Expected amortization expense for the year ending December 31, 2005	458

7. RESTRUCTURING CHARGES

In April of 2002, we approved and implemented a restructuring to improve our future cash flows and operating earnings. The restructuring included a reduction in force coupled with the closure of our North Dakota call centers and our New York sales office. In accordance with Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” the restructuring costs were recognized as liabilities at the time management committed to the plan. Management determined that these costs provided no future economic benefit to us.

The restructuring charge included termination benefits in connection with the termination of 167 employees and lease abandonment costs. In addition, we agreed to a settlement to exit the two leases for our call centers in North Dakota as of July 1, 2002. We have recorded a lease abandonment charge representing the future lease payments for our New York office as a liability and we are scheduled to make payments through 2005, although we are currently in negotiations to settle this lease. All other expenses associated with this restructuring have been paid in full.

The following table shows the restructuring charges and related accruals recognized under the plan and the effect on our consolidated financial position:

	Employee	Lease	Lease
	Termination	Settlement	Abandonment
	Benefits	Costs	Costs	Total
Balance at January 1, 2002	$—	$—	$—	$—
Plan Charges	913	325	623	1,861
Cash paid	(913)	(325)	(72)	(1,310)

Balance at December 31, 2002	—	—	551	551
Cash paid			(200)	(200)

Balance at December 31, 2003	—	—	351	351
Cash paid			(51)	(51)

Balance at March 31, 2004	$—	$—	$300	$300

8. STOCK BASED COMPENSATION

Stock Options

For employee stock options, the Financial Account Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation,” requiring entities to recognize as an expense, over the vesting period, the fair value of the options or utilize the accounting for employee stock options used under Accounting Principles Board (“APB”) Opinion No. 25. We apply the provisions of APB Opinion No. 25 and consequently recognize compensation expense over the vesting period for grants made to employees and directors only if, on the measurement date, the market price of the underlying stock exceeds the exercise price. We do provide the pro forma net loss and earnings per share disclosures as required under SFAS No. 123 for grants made as if the fair value method defined in SFAS No. 123 had been applied. We recognize expense over the vesting period of the grants made to non-employees based on utilizing the Black-Scholes stock valuation model to calculate the value of the option on the measurement date.

The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS 123, Accounting for Stock-Based Compensation,” the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	For the three months ended
	March 31,
	2004	2003
Net loss attributable to common stockholders, as reported	$(14,795)	$(7,388)
Add: Stock based compensation included in net loss	—	—
Deduct: Total stock based employee compensation determined under the fair value based method for all awards	(756)	(3,160)

Net loss attributable to common stockholders, pro forma	$(15,551)	$(10,548)

Basic and Diluted Net Loss
Per Common Share
As reported	$(0.41)	$(0.21)
Pro forma	(0.43)	(0.30)

We calculated the fair value of each grant on the date of grant using the Black-Scholes option pricing model. In addition to there being no payments of dividends on our common stock, the following assumptions were used for each respective period:

	For the three months
	ended March 31,
	2004	2003
Discount Rate	2.8%	3.1%
Volatility	97.2	92.6%
Average Option Expected Life	5 years	5 years

Incremental shares of common stock equivalents are not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.

Restricted Stock

In March 2004, our compensation committee approved the granting of 285,000 shares of restricted stock with an approximate value of $0.8 million to certain executive officers and key employees. The cost of the stock is $0.01, par value, per share and vests one-third after one year and one thirty-sixth each month thereafter.

9. COMMITMENTS AND CONTINGENCIES

We have disputed billings and access charges from certain inter-exchange carriers (“IXCs”) and incumbent local exchange carriers (“ILECs”). We contend that these billings are not in accordance with the interconnection, service level, or tariff agreements between us and certain IXCs and ILECs. We have not paid these disputed amounts and, while we can make no guarantee, management believes that we will prevail or mostly prevail in these disputes. At March 31, 2004, the total disputed amounts were approximately $19.1 million.

We currently have agreements with two long-distance carriers to provide transmission and termination services for all of our long distance traffic. These agreements generally provide for the resale of long distance services on a per-minute basis and contain minimum volume commitments. As a result of a settlement of a billing dispute associated with minimum volume commitments required in one of these contracts we have agreed to pay an increased per minute charge for minutes until the achievement of certain minimum minute requirements which we expect to meet in the first half of 2004. Once we meet the new agreed upon minimum minutes we will revert to the terms of our original agreement. All other terms of the original agreement continue in full force. We believe that we will be in full compliance with all minimum volume commitments during 2004. We have accrued $0.3 million representing the incremental increased fees we expect to pay in 2004, so that the expense recorded per minute is consistent throughout the agreement.

In connection with certain of our wholesale services agreements, all or a portion of customer lines are provisioned using a unique code for our company. Therefore, we are the customer of record for all regional bell operating companies’ billings, including the portion actually attributable to our wholesale services customers. It is very likely that the state commissions would require us to continue providing services to the end user customer for at least a 90-day period, regardless of whether our wholesale relationships continue or whether our wholesale services customers provide payment to us.

We have agreed to certain service level agreements (“SLAs”) for providing service under our wholesale service agreements. If we were to not fulfill the SLAs after the phase-in period there are certain remedies including but not limited to financial compensation. We have not paid any financial compensation to date as a result of our not meeting any SLAs.

10. RELATED PARTY TRANSACTIONS

In February 2004, we received from two employees an aggregate payment of $0.2 million for repayment of notes receivable.

11. COMPUTATION OF NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Incremental shares of common stock equivalents are not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.

Net loss per share is calculated as follows:

	For the three months ended
	March 31,
	2004	2003
Basic and diluted net loss per share:
Net loss	$(10,384)	$(3,105)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(4,365)	(4,237)
Less deemed dividend related to beneficial conversion feature	(46)	(46)

Net loss attributable to common stockholders	$(14,795)	$(7,388)

Weighted average common shares outstanding	36,066,905	35,268,253

Basic and diluted net loss per share	$(0.41)	$(0.21)

     For each of the periods presented, basic and diluted net loss per share are the same. The following table includes potentially dilutive items that were not included in the computation of diluted net loss per share for all periods presented because to do so would be anti-dilutive in each case:

March 31,
2004
Unexercised stock options	13,557,294
Unexercised warrants	10,687,383
Mandatorily redeemable preferred stock convertible into common shares	32,287,321

Total potentially dilutive shares of common stock equivalents	56,531,998

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

The Amended Complaint is based on the allegations that our registration statement on Form S-1, filed with the SEC in connection with the IPO, contained untrue statements of material fact and omitted to state facts necessary to make the statements made not misleading by failing to disclose that the underwriters allegedly had received additional, excessive and undisclosed commissions from, and allegedly had entered into unlawful tie-in and other arrangements with, certain customers to whom they allocated shares in the IPO. The plaintiffs in the Amended Complaint assert claims against us and the D&Os pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs in the Amended Complaint assert claims against the D&Os pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC thereunder. The plaintiffs seek an undisclosed amount of damages, as well as pre-judgment and post-judgment interest, costs and expenses, including attorneys’ fees, experts’ fees and other costs and disbursements. Initial discovery has begun. We believe we are entitled to indemnification from our Underwriters.

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

The Metropolitan Government of Nashville and Davidson County, Tennessee, on behalf of the Metropolitan Nashville Employee Benefit Board (collectively “Metro Nashville”), filed a lawsuit against us on September 20, 2002. The lawsuit asserts claims under Delaware Law, the Uniform Commercial Code, and state law and seeks actual damages of $18 million, punitive damages of $18 million, interest, and court costs. Metropolitan Nashville Employee Benefit Board is our common shareholder. Metro Nashville alleges that we wrongfully and improperly delayed delivery of a stock certificate, preventing Metro Nashville from selling or taking other steps to protect the value of their shares while the price of our stock declined significantly. The court has scheduled trial to begin on May 17, 2004. We have entered into a memorandum of understanding whereby we expect to pay Metro Nashville $800,000 in cash and approximately $800,000 in our common stock in full settlement of this matter.

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

In September 2003, the Federal Communications Commission (“FCC”) released its final decision in the Triennial Review proceeding. Among numerous other matters, the FCC ruled that entrants like us would be able to purchase dedicated transport (utilized in enhanced extended loops or “EELs”) and analog switching (utilized in UNE-P) on an unbundled basis, subject to state-by-state review by state public utility commissions of whether such unbundling was needed in their states. On March 2, 2004, the D.C. Circuit Court of Appeals overturned the FCC’s decision as an improper delegation of authority to state public utility commissions. See Report and Order on Remand and Further Notice of Proposed Rulemaking, Review of Section 251 Unbundling Obligations of Incumbent Local Exchange Carriers, 18 FCC Rcd 16978 (2003) (“Triennial Review Order”), rev’d in part and remanded, United States Telecom Ass’n v. FCC, Nos. 00-1012, 00-1015, 03-1310 et al. (D.C. Cir. March 2, 2004) (“USTA II”). The D.C. Circuit ordered that the unbundled transport and switching rules be vacated after sixty days or upon denial of a petition for rehearing, whichever occurs later. A majority of the FCC has indicated that it will support an appeal of this decision. On April 14, 2004, upon the request made by the FCC and the United States, the DC Circuit stayed the mandate in USTA II until June 15, 2004.

This decision could, if no further stays are issued or the case is not reversed, have immediate, significant, adverse and material impact upon our business. For example, ILECs might utilize the reversal of the unbundling rules to deny us access to their local networks, particularly the dedicated transport and switching network elements that we depend upon to provide our services. We depend upon such access to provide our services to our customers. ILECs may also attempt to unilaterally increase the prices they seek to charge us for those network elements. We believe we have legal rights to purchase these elements pursuant to existing interconnection agreements we have with ILECs, under state law, and under section 271 of the Communications Act, which the FCC has ruled to be a separate, alternative legal requirement for Bell companies to provide us wholesale network access. However, enforcing those rights could be costly and require simultaneous litigation throughout our multi-state footprint, and the final result of such litigation may or may not assure us of these alternative means of access.

Therefore, there is considerable uncertainty about the rates, terms and conditions that we will be able to access the local networks of the ILECs on and after June 15, 2004, the date the USTA II decision becomes effective. There is the possibility that the FCC or states may adopt interim rules or policies before or after that date; such rules may have the impact of limiting our ability to purchase network elements from ILEC, or increase the price of such access. The FCC has requested that CLECs and ILECs engage in negotiations over the terms of such access; on April 2, 2004, we proposed to all four Bell companies a $20 flat-rate price for UNE-P nationwide. At this time, we do not believe that these negotiations will succeed by the June 15, 2004 effective date. The legal uncertainty can harm our business and could affect our ability to secure financing for our ongoing operations and our investment in new facilities and equipment. The uncertainty also harms our business by making it more difficult to sell our service. If ILECs attempt to impose wholesale price increases and regulators or courts do not act to stop such action, it may become uneconomic for us to offer service in many, if not all, of our current footprint. We also may need to increase reserves in the event ILECs send us higher bills for wholesale local network access, even if we believe that such price increases are unlawful. Those increased reserves could impact one or more covenants that we maintain with regard to our credit and debt facilities. We are actively considering all of our options in response to this uncertainty, which may include retail price increases, limitation or scaling back of our current business plan, reductions in overhead or staffing, as well as litigation or regulatory actions. We have and will continue to communicate these challenges to regulators and policymakers throughout the United States Government and the states.

With regard to pricing of network elements, states and the FCC are currently re-evaluating the pricing of network elements. As a result, it is possible that prices in some states could increase or lower rates from existing levels. Currently, the incumbent local exchange carriers Verizon, BellSouth, SBC and Qwest have rate cases pending before state regulatory commissions in at least one state in each of their respective territories. In particular, ongoing rate cases in Illinois, Ohio, Indiana and Michigan could significantly raise the existing rates for some network elements and network element combinations. Our intent is to be an active participant in many of these rate cases and any others that might be critical to our operations. We anticipate joining other competitive service providers in arguing that existing rates and rates proposed by the incumbents are overstated and do not reflect the true total element long run incremental costing principles required by the FCC and the Telecommunications Act. The FCC, is currently reevaluating its prescribed methodology for calculating unbundled network element rates. In the 2002 Verizon v. FCC decision, the U.S. Supreme Court affirmed the FCC’s current pricing methodology, called “Total Element Long Run Incremental Cost,” or “TELRIC.” The current FCC rulemaking proposes to modify the TELRIC methodology by mandating that states set prices based upon the forward-looking costs of operating the existing network architecture of incumbent local telephone company networks. In many instances, modifying the TELRIC methodology in this way could increase the rates we pay for certain elements and result in lower rates for other elements. We believe that the FCC’s proposals to modify TELRIC are inconsistent with the Supreme Court’s decision in the Verizon case, meaning that new FCC TELRIC rules may be subject to considerable litigation if they are adopted.

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

The retail services segment includes our Z-LineHOME and Z-LineBUSINESS services that offer bundled local and long-distance telephone services in combination with enhanced communication features accessible, through the telephone, the Internet and certain personal digital assistants. We offer Z-LineHOME and Z-LineBUSINESS in forty-nine states. Our customers are primarily concentrated in metropolitan areas in ten states for both our Z-LineHOME and Z-LineBUSINESS services. This segment also includes our Touch 1 residential long-distance offering that is available nationwide. We have also included expenses that are associated with our VoIP offering that is expected to be launched during the second quarter of 2004.

The wholesale services segment allows companies to offer telephone exchange and enhanced services to residential and small business customers. This service is currently available in forty-nine states and Sprint is our primary customer for this offering.

Management evaluates the performance of each business unit based on segment results. It is also important to note that we only record directly assignable expenses against the wholesale services business segment and therefore, all employee benefits, occupancy, insurance, and other indirect or “overhead” related expenses are reflected in the retail services business segment.

The following summarizes the financial information concerning our reportable segments for the three months ended March 31, 2004 and 2003:

	March 31,
Retail Services	2004	2003
Revenues	$45,304	$47,968
Depreciation and amortization	$4,673	$5,429
Segment results	$(9,286)	$(4,448)
Capital expenditures	$2,380	$2,865
Identifiable assets	$66,406	$94,985

	March 31,
Wholesale Services	2004	2003
Revenues	$23,163	$12,961
Depreciation and amortization	$638	$598
Segment results	$4,626	$7,195
Capital expenditures	$29	$263
Identifiable Assets	$10,617	$11,420

The following table reconciles our segment information to the consolidated financial information for the three months ended March 31, 2004 and 2003:

	March 31,
	2004	2003
Segment results:
Total segment results	$(4,660)	$2,747
Depreciation and amortization	(5,311)	(6,027)

Total consolidated operating loss	$(9,971)	$(3,280)

14. SUBSEQUENT EVENTS

In April 2004, our compensation committee approved the granting of 118,000 shares of restricted stock with an approximate value of $0.3 million to certain key employees and one non-employee consultant. The cost of the stock is $0.01, par value, per share and vests one-third after one year and one thirty-sixth each month thereafter.

In April 2004 we signed a three-year asset based loan agreement with Textron Financial Corporation (“Textron”). This agreement eliminated the RFC accounts receivable factoring agreement, and provides us with an availability to borrow up to $25 million. Our overall availability is based on the eligibility of our accounts receivables, subject to certain limitations and advance rates. The new asset-based loan agreement is expected to provide us with additional liquidity because it includes residential, business and wholesale accounts receivable while our prior arrangement with RFC only included our residential accounts receivable. We believe that this new agreement will provide us with additional working capital financing flexibility to help facilitate the growth of our business. This agreement has three primary financial covenants: a fixed charge coverage ratio, accounts receivable turnover requirement and an unfunded capital expenditures cap. The fixed charge coverage ratio requirement begins June 30, 2004 and is measured each quarter thereafter with various look-back time periods. The ratio requirements begin low and increase each quarter through December 31, 2004 and then remain constant. There are also common disposition of assets limitations, limits on change of control, certain notification requirements, change in management limitations and certain other restrictions. There are also certain limitations on our ability to access subordinated debt within the confines of the agreement, however, we believe the agreement will provide us with flexibility for future debt financing alternatives.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with the “Selected Consolidated Financial Data,” financial statements and related notes included in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Item 1. Business,” as well as “Cautionary Statements Regarding Forward-Looking Statements,” and “Risks Related to our Financial Condition and our Business,” included in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2004. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, anticipated rapid expansion, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, success and profitability of our wholesale services, dependence on key personnel, uncertainty of government regulation, legal and regulatory uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement.

OVERVIEW

We offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone or the Internet. Our enhanced service offerings include Personal Voice Assistant (“PVA”), “Find-Me,” “Notify-Me,” caller identification, call waiting and speed dialing. PVA allows users to store contacts in a virtual address book and then access and utilize that information by voice from any telephone. PVA users can also send voice e-mails. We are an emerging provider of advanced, integrated telecommunications services targeted to residential and business customers. We launched our voice-over Internet protocol (“VoIP”) service to business customers in May 2004 on a beta testing basis and expect to have a residential offering available by the fourth quarter of 2004. In addition to providing our services on a retail basis, we are also providing these services on a wholesale basis. Our wholesale service offering allows other companies to have the ability to utilize our telephone exchange services, enhanced services platform, and even our infrastructure and back-office operations to provide services on a retail basis to their own end users under their own private label brand. Under such an arrangement our wholesale services customer owns the resulting base of end users and we simply earn a fee from our wholesale services customer for the expense that we incur plus a fee, typically structured on a per month per line in service basis. For management purposes, we are organized into two reportable operating segments: retail services and wholesale services. The nature of our business is rapidly evolving.

In evaluating our financial condition and operating performance the most important matters on which we focus are lines under management, revenue per unit, cost per unit, bad debt expense, expenses as a percentage of revenues and results by segment. These measures and other analysis are discussed in detail throughout the following paragraphs and provide insight into how we analyze and review our business. Because of significant uncertainty in the regulatory environment in which we operate (created by a recent court case, See Part II, Item I, Legal Proceedings), we must monitor and respond to any negative regulatory developments.

Our first quarter 2004 financial and operating results reflect our investments to expand our wholesale and business units and to prepare for our VoIP initiatives that we expect to launch during the second quarter of 2004. In addition, we invested to expand our human resources to meet the anticipated demands of our new partnership with America Online, Inc, (“AOL”). Consistent with our plan to shift away from being a unbundled element platform (“UNE-P”) only provider, we concentrated our efforts during the first quarter on preparing for our VoIP launch in the Tampa and Atlanta markets. We have a full in-house sales force operating in Tampa and soon will have our Atlanta sales force staffed. We focused the balance of our resources during the first quarter of 2003 on developing additional business clients on our UNE-P platform. We have recently had the success of landing Circuit City Stores and Michaels Stores to utilize of our Managed Local Service product at their locations and that Choice Hotels has selected us as their endorsed local services vendor. Importantly, we are obtaining clients within this part of our business services unit that we can potentially convert to our VoIP platform as we turn up various markets. We expect to use residential business (UNE-P and 1+ long-distance) will increasingly be used as a vehicle to fund our growth and development into our business services, wholesale and VoIP businesses. By doing so, we think we can expand into these businesses at a more rapid rate than would otherwise be the case and, in the case of our VoIP initiatives, potentially move from cash drain to a cash generator more quickly. Another key achievement that occurred after the 1st quarter 2004 was the completion of our $25 million asset based loan agreement with Textron Financial.

CONSOLIDATED RESULTS OF OPERATIONS

The three months ended March 31, 2004 compared to the same period in the prior year.

The following consolidated Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with results by segment. Key selected financial and operating data for the three months ended March 31, 2004 and 2003 are as follows:

	For the three months		Amount	Percentage
	ended March 31,		Change Favorable	Change Favorable	Percentage of Revenues
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
	(In Millions)
Results of Operations:
Revenues	$68.5	$60.9	$7.6	12.5%	100.0%	100.0%

Operating expenses:
Network operations	34.0	26.8	(7.2)	(26.9)%	49.6%	44.0%
Sales and marketing	4.5	4.5	—	—%	6.6%	7.4%
General and administrative	34.6	26.9	(7.7)	(28.6)%	50.5%	44.1%
Depreciation and amortization	5.3	6.0	0.7	11.7%	7.7%	9.9%

Total operating expenses	78.4	64.2	(14.2)	(22.1)%	114.4%	105.4%

Operating loss	(9.9)	(3.3)	(6.6)	(200.0)%	(14.4)%	(5.4)%

Nonoperating income (loss):
Interest and other income	0.9	0.9	—	—%	1.3%	1.4%
Interest and other expense	(1.3)	(0.7)	(0.6)	(85.7)%	(1.9)%	(1.1)%

Total nonoperating income (loss)	(0.4)	0.2	(0.6)	(300.0)%	(0.6)%	0.3%

Net loss	(10.3)	(3.1)	(7.2)	(232.3)%	(15.0)%	(5.1)%
Less mandatorily redeemable convertible preferred stock dividends and accretion	(4.4)	(4.2)	(0.2)	(4.8)%	(6.4)%	(6.9)%
Less deemed dividend related to beneficial conversion feature	(0.1)	(0.1)	—	—%	(0.2)%	(0.2)%

Net loss attributable to common stockholders	$(14.8)	$(7.4)	$(7.4)	(100.0)%	(21.6)%	(12.2)%

Cash Flow Data:
Net cash provide by operating activities	$3.2	$5.1	$(1.9)	(37.3)%	*	*
Net cash used in investing activities	(2.4)	(3.1)	0.7	22.6%	*	*
Net cash used in financing activities	(1.0)	(1.0)	—	—%	*	*

Net increase (decrease) in cash and cash equivalents	$(0.2)	$1.0	$(1.2)	(120.0)%	*	*

(*) Not meaningful

Revenues. Revenues increased by $7.6 million to $68.5 million for the three months ended March 31, 2004, compared to $60.9 million the prior year. The increase in revenues was primarily a result of our wholesale services increasing by $10.2 million during the period. This increase was primarily a result of increased revenues from our wholesale contract with Sprint, signed in February 2003, contributing an additional $23.0 million for the three months ended March 31, 2004, and was partially offset by a decrease of $12.8 million in MCI’s wholesale service revenues compared to the prior year period. The following table provides a break-down of our revenues and changes for the three months ended March 31, 2004 compared to the same period in 2003:

	Revenues for the three		Amount	Percentage
	months ended March 31,		Change Favorable	Change Favorable	Percentage of Revenues
Type of Revenues	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
	(In Millions)
Residential Services	$39.9	$44.5	(4.6)	(10.3)%	58.2%	73.1%
Business Services	3.3	0.4	2.9	725.0%	4.8%	0.7%
1+ Long Distance Services	2.1	3.0	(0.9)	(30.0)%	3.1%	4.9%
Wholesale Services	23.2	13.0	10.2	78.5%	33.9%	21.3%

Total	$68.5	$60.9	$7.6	12.5%	100.0%	100.0%

Two significant drivers impact our revenues: lines in service and average monthly revenue per unit (“ARPU.”) The more significant driver impacting our changes in revenue is the amount of lines in service. The following table provides a break-down of our lines:

	Average lines in service		Ending lines in service
	for the three months ended		for the three months ended
	March 31,		March 31,
Type of Revenues	2004	2003	2004	2003
Residential Services	197,338	218,069	189,918	232,684
Business Services	27,093	2,746	32,593	3,417
1+ Long Distance Services	68,221	117,538	62,022	101,075
Wholesale Services	318,277	57,063	339,729	58,603

Total	610,929	395,416	624,262	395,779

ARPU provides a business measure of the average monthly revenue generation attributable to each line in service, by revenue stream. ARPU is calculated by taking total revenues divided by the number of months in the period presented to calculate the average revenue per month and this total is divided by the average lines in service. We use this measure when analyzing our retail services revenue, but not when assessing our wholesale services revenue because of the gross accounting method used to record our revenue which makes ARPU for wholesale services a measure we do not use as we believe it is not useful for analyzing our wholesale revenues. We believe ARPU, which calculates the average revenue per average line in service, is a useful measure to evaluate our past revenues and assist in forecasting our future revenues. We also believe that this measure provides a gauge to compare and contrast our revenue streams and compare our revenues to other communication providers that have significantly more or less subscribers than we have. The following table provides a detail of our ARPU:

	Average revenue per unit in service
	for the three months ended		Amount	Percentage
	March 31,		Change Favorable	Change Favorable
Type of Revenues	2004	2003	(Unfavorable)	(Unfavorable)
Residential Services	$67.40	$68.02	$(0.62)	(0.9)%
Business Services	$40.60	$48.56	$(7.96)	(16.4)%
1+ Long Distance Services	$10.26	$8.51	$1.75	20.6%
Wholesale Services

(*) Not meaningful

The overall change in our revenues for the three months ended March 31, 2004 compared to the same prior year period was our continued focus in 2004 to grow our wholesale and business services. Residential and 1+ long distance service revenues combined to decrease $5.5 million for the three months ended March 31, 2004 compared to the same prior year period. This was a result of our continued shift away from actively investing in our residential business, a trend that began during the second half of 2003. With respect to our existing revenue streams, we intend to focus the majority of our sales and marketing investment into the business and wholesale services business. The one exception to this is the marketing agreement that we recently signed with AOL. We believe that this agreement could have the potential to positively change the dynamics of our traditional residential business, and this agreement will be one of the few areas in which we intend to actively invest in the residential business over the remainder of 2004. This AOL agreement is a test marketing agreement, with an initial term of four months but has renewable terms and no minimum commitments, which provide an opportunity for significant residential line growth with the expectation that if it is successful the agreement could be transformed into a traditional wholesale services agreement that could resemble our existing wholesale services agreement with Sprint.

We also anticipate that our ARPU will continue to decline into the foreseeable future, primarily due to the competitive climate, our reduced pricing in our AOL offering and planned reductions in access revenue fees that will occur later this year. To the extent that we are able to develop more and/or new service offerings, such as our PVA and/or Digital Subscriber Line (“DSL”), we may have some opportunity to mitigate any fundamental decrease in general levels of ARPU. We expect residential, business and wholesale lines in service to grow significantly during the remainder of 2004. We believe that the economics of our business and wholesale services are currently more attractive for active investment than is the traditional residential business. Therefore, we will invest in sales and marketing activities to attract business customers while relying on our AOL agreement to be the primary driver in our residential related revenues. However, negative legal and regulatory outcomes could restrict or increase the costs of our access to ILEC networks. We would expect to respond by substantially curtailing our marketing of UNE-P based Services and focusing primarily on VoIP services, thereby mitigating our reliance on the ILEC networks.

We recently provisioned our very first beta VoIP customer and have already made sales of this new service offering and expect to formally launch this offering in the second quarter of 2004. We continue to target companies with large existing consumer and business customer bases for various forms of partnership opportunities, and we are also exploring additional distribution and delivery opportunities for our current and future services. We are also seeking additional wholesale service relationships and expect to focus our business sales on large national multi-locations business customers because we believe that our service offering is most attractive to these types of customers.

Network Operations. Network operations expense increased by $7.2 million to $34.0 million for the three months ended March 31, 2004, compared to $26.8 million the prior year. Our network operations expense primarily consists of fixed and variable transmission expenses for the leasing of the UNE-P components from the ILECs, domestic and international charges from service level agreements with IXCs, the Universal Service Fee and certain other regulatory charges to be consistent with industry practice. The increase in network operation expense was primarily the result of having an overall larger average number of lines under management in service for the three months ended March 31, 2004 compared to the same prior year period. The following table provides a detailed break-down and analysis of changes in network operations expense:

	Network Operations for the
	three months ended		Amount	Percentage	Percentage of
	March 31,		Change Favorable	Change Favorable	Network Operations
Type of Revenues	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
	(In Millions)
Residential & business services	$22.2	$22.0	$(0.2)	(0.9)%	65.3%	82.1%
1+ long distance services	0.4	0.7	0.3	42.9%	1.2%	2.6%
Wholesale services	11.4	4.1	(7.3)	(178.0)%	33.5%	15.3%

Total	$34.0	$26.8	$(7.2)	(26.9)%	100.0%	100.0%

Our network operations expense as a percentage of revenues, increased to 49.6% for three months ended March 31, 2004 compared to 44.0% in the prior year. The increase in network operations expense was primarily a result of the impact of the gross accounting treatment applied to the wholesale services business segment. The following table provides a detail of network operations expense as a percentage of revenues by the respective revenue types. This table excludes an analysis of wholesale services because management does not look at this measure, given that network expenses related to wholesale services are intended to be zero-margin direct cost pass-through in nature.

	Network operations as a
	% of revenues for the		Amount
	three months ended March 31,		Change Favorable
	2004	2003	(Unfavorable)
Residential & business services	51.4%	49.0%	(2.4)%
1+ long distance services	19.0%	23.3%	4.3%

We also analyze the average expense per unit (“AEPU”) for network operations expense, similar to the ARPU calculation for revenues. AEPU is calculated by taking total network operations expense divided by the number of months in the period presented to calculate the average network operations expense per month and this total is divided by the average lines in service. We believe AEPU, which calculates the average network operations expense per average line in service, is a useful measure to evaluate our past network operations expense and assist in forecasting our future network operations expense. We also believe that this measure provides a gauge to compare our network operations expense to other communications providers that have significantly more or less subscribers than we have. The following details AEPU for network operations expense:

	Average network operations
	expense per unit for the
	three months ended		Amount	Percentage
	March 31,		Change Favorable	Change Favorable
Type of Revenues	2004	2003	(Unfavorable)	(Unfavorable)
Residential & business services	$32.97	$33.21	$0.24	0.7%
1+ long distance services	$1.95	$1.99	$0.04	2.0%

The overall increase in network operations expense was primarily driven by our increase in wholesale lines in service from our contract with Sprint and an increase in average business lines in service. These increases were partially off-set by a reduction of nearly 21,000 lines in the average bundled residential service lines and to a lesser extent a reduction of just under 50,000 average 1+ long distance service lines. The increase in the overall average lines in service was the primary driver for the increase in network operations expense because the AEPU only had a very small change for the three months ended March 31, 2004 compared to the same prior year period.

We expect network operations expense to increase in 2004 as we are currently anticipating an increase in overall lines in service. We also expect increases to our AEPU as a result of increased usage, continued geographical dispersion of customers to more expensive UNE-P pricing zones and states, an increased proportion of business lines which have a higher network operations expense per unit and possible increased costs due to uncontrollable change within the regulatory arena relative to the rules under which we gain access to the various UNE-P elements today. We will be focusing our efforts on insuring that the pricing and availability of UNE-P is conducive to our desire to compete; however, we recognize the wide-range of possibilities that could occur, including the possibility of an immediate and material adverse effect upon our business. We will also begin to experience additional fixed facility charges and additional network operation expenses as we develop and grow our VoIP offering. As stated above negative legal and regulatory outcomes could restrict or increase the costs of gaining access to ILEC networks. We would expect to respond by substantially curtailing our marketing of UNE-P-based services and focusing primarily on VoIP services, thereby mitigating our reliance on ILEC networks.

Sales and Marketing. Sales and marketing expense was $4.5 million for both the three months ended March 31, 2004 and 2003. Sales and marketing expense primarily consists of the costs of performing telemarketing, sending direct mail, advertising and incurring the costs of independent sales representative commissions and salaries and benefits. Sales and marketing includes all salary and benefits costs paid to employees directly engaged in sales and marketing activities.

Although the sales and marketing expense was the same for the three months ended March 31, 2004 compared to the same prior year period there were several significant changes in certain line items that compose this expense as detailed below:

•	$1.0 million increase in payroll and related expense as a result of significantly growing our internal sales force to grow our business and VoIP offerings;

•	$0.3 million decrease in one-time and recurring commissions to independent sales contractors. The one-time bounties decreased by $0.8 million while recurring commissions increased by $0.5 million. This change is a result of our continued investment in business growth for the three months ended March 31, 2004 compared to residential growth in the prior year period. Also, this change was a result of adding a net of just under 4,000 bundled and business lines for the three months ended March 31, 2004 compared to 41,000 net lines for the prior year period;

•	$0.7 million decrease to other discretionary marketing such as telemarketing, direct mail, and other brand awareness items.

Although we have focused our primary efforts on business and VoIP for retail line growth from a sales and marketing perspective during the last nine months, we expect that the most significant driver of sales and marketing expense for the remainder of the year will result from our marketing agreement with AOL which could result in increased commissions expense for the acquisition of new consumer customers. We expect to leverage our in-house sales team in the coming months as we have grown this team to drive growth in our business and VoIP offerings and expect to reduce the use of our independent sales contractors to sell business services over the coming quarters. Our business and VoIP sales efforts will likely focus on leveraging our national footprint by offering local, long-distance and enhanced services on a consolidated billing for multi-location businesses. We have found this to be a successful sales channel with the recent additions of large customers such as Circuit City to our service platform. This is also intended to further diversify our service offerings, revenue streams and cash flow streams beyond the consumer and wholesale services businesses. Now that we have built a core in-house sales team we expect business sales to provide lower acquisition costs than we have previously experienced. As stated above, legal and regulatory matters could cause us to substantially curtail marketing our UNE-P based services.

General and Administrative. General and administrative expense increased $7.7 million to $34.6 million for the three months ended March 31, 2004, compared to $26.9 million in the prior year period. General and administrative expense primarily consists of employee salaries and benefits, outsourced services, bad debt expense, billing and collection costs, occupancy costs, legal, regulatory and provisioning costs.

The increase in general and administrative expense was primarily related to the growth of our wholesale services for the three months ended March 31, 2004 compared to the prior year same period. We also had some increased legal fees due to outstanding litigation issues and efforts to support our position on contested regulatory issues related to UNE-P. We also recorded an accrual for a settlement of the Metro Nashville lawsuit during 2004 and the increased cost of maintaining and supporting overall increased lines and employees. The specific significant general and administrative expense line items that increased for the three months ended March 31, 2004 compared to the same prior year period were as follows:

•	Accrual for proposed settlement for litigation related to Metro Nashville - $1.8 million

•	Sales and use tax expense - $1.0 million

•	Dispatch charges from the ILECs - $1.0 million

•	Reduction in ILEC performance credits for failure to meet certain service levels - $0.8 million

•	Legal expenses associated with our outstanding litigation items and regulatory issues pertaining to the D.C. Circuit decision pertaining to UNE-P - $0.8 million

•	Customer billing costs - $0.7 million

•	Payroll and related expenses - $0.7 million

•	Charges from our ILEC gateway provided to establish and change customers’ services - $0.7 million

•	Outsourcing of customer service and collections - $0.6 million

•	Hardware and software support - $0.4 million

The decreases in general and administrative expense were a result of improved operating and subscriber management activities which resulted in significant decreases to bad debt expense.

The remaining change of $0.2 million was related to various other net changes in individual general and administrative expense line items. General and administrative expense as a percentage of revenue increased by 6.4% to 50.5% for the three months ended March 31, 2004, compared to 44.1% in the prior year period. Included in this increase were the following items:

•	Accrual for proposed settlement for litigation related to Metro Nashville - $1.8 million

•	Tax accruals for various tax audits and other potential future tax liabilities - $0.6 million

Excluding these above items for the three months ended March 31, 2004 results in an increase to general and administrative expense of $5.3 million to $32.2 million. General and administrative expense as a percentage of revenue increased by 3.0% to 47.1% for the three months ended March 31, 2004.

This increase in general and administrative expense was a primary result of the overall increase in lines under management. The increase in general and administrative expense as a percentage of revenue is a result of our continued investment in technology personnel and the dedication of existing resources to our VoIP offering, and due to our decision to maintain a level of headcount above what is currently required in order to support the current lines under management in order to provide support for our anticipated line growth over the remainder of the year. We have also spent significantly more on legal and regulatory fees for the three months ended March 31, 2004 compared to the prior year period due primarily to the Metro Nashville lawsuit against us, our continued anti-trust lawsuit against SBC Communications and a continued investment in supporting the legal and regulatory arguments for the continuance of the current UNE-P rules as mandated by the 1996 Telecommunications Act.

We anticipate general and administrative expenditures will continue to increase in total into the future to support our planned expansion of service offerings, specifically VoIP, and our expected increase in consumer, business and wholesale lines in service during 2004. We will continue to evaluate our operations for efficiencies and our employee staffing requirements as they relate to increased efficiencies or needs to expand our outsource services. We expect to see improvement of general and administrative expense as a percentage of total reported revenue in 2004 relative to 2003.

As stated above legal and regulatory matters could restrict or increase the costs of our access to ILEC networks. We would likely respond with a reduction in the number of our employees to reduce general and administrative expenses and help enable us to invest in VoIP operations.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.7 million to $5.3 million for the three months ended March 31, 2004, compared to $6.0 million the prior year period. We anticipate an increase to our fixed asset purchases in the coming year as we introduce our VoIP service, which is more capital intensive than our UNE-P offering. We also expect to purchase additional computer equipment, switching equipment, furniture and leasehold improvements as a result of our expected growth across all lines of service. We will also continually evaluate our depreciation policy with respect to our current and future network plans and the associated purchases of capital equipment.

Interest and Other Income. Interest and other income was $0.9 million for both the three months ended March 31, 2004 and the prior year period. Interest and other income consists of interest charged to our bundled consumer and business customers for not paying their bills on time and income from interest earned from our cash balance.

Interest and Other Expense. Interest and other expense decreased $0.6 million to $1.3 million for the three months ended March 31, 2004, compared to $0.7 million the prior year period. Our interest expense includes late fees for vendor payments and charges related to our working capital facility, capital leases and our other term debt obligations. The overall decrease in interest and other expense for the three months ended March 31, 2004 compared to the prior year period was the result less outstanding term debt obligations, which has contributed to lower interest payments. We anticipate that interest expense may increase due to the additional availability that may be created from our new asset-based line of credit with Textron Financial. We also expect to finance as much of our VoIP related capital expenditures as possible and we are seeking and considering additional debt offerings and other financing options in an effort to improve our liquidity in order to fund our growth initiatives for 2004.

Income Tax Benefit. No provision for federal or state income taxes has been recorded due to the full valuation allowance recorded against the net deferred tax asset for the three months ended March 31, 2004 and the same prior year period.

RESULTS OF OPERATIONS BY SEGMENT

Our reportable segments reflect strategic business units that offer similar products and service. We have two reportable segments:

•	Retail Services

•	Wholesale Services

Management evaluates the performance of each business unit based on segment results. See our Segment footnote to our consolidated financial statements for a reconciliation of segmented results to the consolidated financial information.

The following discussions highlight our performance in the context of these segments.

RETAIL SERVICES SEGMENT

Our retail services segment includes our consumer and business bundled service lines of business. This segment also includes our 1+ long-distance stand-alone offering. In 2004 we shifted to focusing on growing our business bundled services, passively investing in our consumer business and harvesting the 1+ long-distance offering for maximum cash flow. The following table, in millions, summarizes our retail services business segments:

	Retail Services Segment
	For the three months		Amount	Percentage
	ended March 31,		Change Favorable	Change Favorable	Percentage of Revenues
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
Revenues
Bundled residential services	$39.9	$44.5	$(4.6)	(10.3)%	88.1%	92.9%
Bundled business services	3.3	0.4	2.9	725.0%	7.3%	0.8%
1+ long-distance services	2.1	3.0	(0.9)	(30.0)%	4.6%	6.3%

Total Revenues	45.3	47.9	(2.6)	(5.4)%	100.0%	100.0%
Operating expenses:
Network operations	22.6	22.7	0.1	0.4%	49.9%	47.4%
Sales and marketing	4.5	4.5	—	—%	9.9%	9.4%
General and administrative	27.5	25.2	(2.3)	(9.1)%	60.7%	52.6%

Total operating expenses	54.6	52.4	(2.2)	(4.2)%	120.5%	109.4%

Segment results	$(9.3)	$(4.5)	$(4.8)	(106.7)%	(20.5)%	(9.4)%

Revenues. Revenues decreased by $2.6 million to $45.3 million for the three months ended March 31, 2004, compared to $47.9 million the prior year period. The revenue growth in our business lines was not enough to overcome the $4.6 million decrease in bundled residential service and the $0.9 million decrease in the 1+ long-distance services experienced for the three months ended March 31, 2004, compared to the prior year period. Additionally, our ARPU per bundled consumer line decreased by $0.62 to $67.40 for the three months ended March 31, 2004, compared $68.02 in the prior year period. There were two significant factors that contributed to this change in ARPU. First, a decrease in the access rates (charges that we bill to other carriers for carrying their traffic to our customers) went into effect in June of 2003. (A further decrease will occur in June of 2004.) Also in order to react to the highly competitive telecommunication market and pricing trends we have seen significant increases in our unlimited bundle service offerings to consumer customers. The unlimited service has a lower ARPU than some of our historical pricing plans because it includes for a fixed price, unlimited domestic and local calling, in addition to all of our enhanced services.

The trend in our bundled residential service during the first three months of 2004 provides some insight into the likely trend of our ARPU over the balance of the year. With the planned carrier access rate reduction and reduced future pricing plans associated with the AOL agreement we will likely see further reductions to ARPU in the coming quarter and expect to see a continued downward pressure on ARPU. However in total raw dollars, we may experience an increase in our bundled residential service revenues in the coming quarters due to our AOL agreement. This could reverse the trend of lower residential service lines that we have been experiencing during the last three quarters. We expect business service lines to continue to increase throughout the year as we leverage our in-house business sales staff. Our 1+ long-distance revenue is expected to continually decrease and we expect to have some VoIP revenues, although not any meaningful contributions during 2004. Therefore, we expect that consumer related services will continue to generate the majority of our overall revenue and cash flow during 2004, due to the size of the embedded customer base relative to the other lines of business and due to the possible incremental growth from our new AOL arrangement.

Network Operations. Network operations expense decreased by $0.1 million to $22.6 million for the three months ended March 31, 2004, compared to $22.7 million the prior year period. Our network operations as a percentage of revenue increased by 2.5% to 49.9% for the three months ended March 31, 2004, compared to 47.4% the prior year. The increase in network operations expense as a percentage of revenue was a result of increased long distance usage from the growth in our unlimited service offerings and increases in certain network cost elements as a result of our customer base being spread across more states and zones within those states that have less favorable pricing when compared to the states in which we had customers in the prior year period. These increases were offset by reductions to network operations as a result of the overall decrease in our overall retail lines in service at March 31, 2004 compared to the prior year period.

We expect network operations expense to increase in the near term as we begin to incur more VoIP expenditures and believe that the current regulatory environment surrounding UNE-P will likely result in increased per unit recurring and non-recurring costs. The expected growth across the board of all of our service offerings will also likely drive increases to our network operations expense in 2004 and beyond. We believe that over the longer-term, however, our network costs may decrease on a per unit basis as we move from a UNE-P LEC dependent based model to a standalone VoIP model.

Sales and Marketing. Sales and marketing expense was $4.5 million for both the three months ended March 31, 2004 and the prior year period. The changes in our sales and marketing are discussed in the consolidated operations.

We expect sales and marketing expenses to increase significantly as a result of the agreement with AOL which we expect to significantly increase our commission payments. We also expect to invest in additional headcount for our in-house business sales force and reduce our reliance on a large independent sales contractor agreement for some of our business services line growth which should result in reductions to our acquisition costs for business lines.

General and Administrative. General and administrative expense increased $2.3 million to $27.5 million for the three months ended March 31, 2004, compared to $25.2 million the prior year. As a percentage of revenues general and administrative expense increased by 8.1% to 60.7% of revenues for the three months ended March 31, 2003 compared to 52.6% the prior year period. The overall increase in general and administrative expense for the three months ended March 31, 2004 mirrors the consolidated increases except that the payroll and ILEC gateway expenses are significantly lower as a result of less overall residential lines which is driven by lower residential line acquisition and some decrease in cost per transaction. We have also decreased residential payroll expense dedicated to supporting the residential subscriber base, as we have reallocated some of our personnel to our wholesale services business.

Increases to general and administrative expense for the three months ended March 31, 2004 compared to the prior year period:

•	Accrual for proposed settlement for litigation related to Metro Nashville - $1.8 million

•	Sales and use tax expense - $1.0 million

•	Reduction in ILEC performance credits for failure to meet certain service levels - $0.8 million

•	Legal expenses associated with our outstanding litigation items and regulatory issues pertaining to the D.C. Circuit decision pertaining to UNE-P - $0.8 million

•	Dispatch charges from the ILECs - $0.7 million

•	Hardware and software support - $0.4 million

Decreases to general and administrative expense for the three months ended March 31, 2004 compared to the prior year period:

•	Charges from our ILEC gateway provided to establish and change customers’ services - $1.6 million

•	Payroll and related expenses - $0.6 million

•	Bad debt expense - $0.6 million

The remaining change of $0.4 million was primarily the result of the decreases associated with having fewer average lines in service for the three months ended March 31, 2004 compared to the prior year period.

Included in the retail services general and administrative expense are all employee benefits, occupancy, insurance, and other indirect or overhead-related expenses, as only directly assignable costs are recorded within our wholesale services segment. We are in the process of reviewing and possibly adopting a methodology for internal reporting purposes that would allocate a portion of these indirect and overhead related expenses to the respective operating segments or possibly separating these expenses from each segment.

We are planning for overall line and revenue growth during 2004, and therefore expect general and administrative expense to decrease as a percentage of revenues as a result of the leveraging of certain elements of our fixed cost structure, although we do expect an increase in overall administrative expense in raw dollars as we incur more charges for provisioning new customers and incremental administrative costs such as billing, collections, and customer care related expenses during 2004.

Our overall general and administrative expenses are somewhat dependent on operational and fiscal improvements to our retail customer economics. The most significant improvement over the past year was in our bad debt expense, which improved due to our improvements to our customer treatment programs which have been applied consistently to problem accounts and by targeting higher quality customers from a sales and marketing perspective. These improvements helped allow us to invest more rapidly into our business services segment. We expect to continue focusing on growth for our business and VoIP service offerings which will likely contribute to increased general and administrative expense. We expect our residential services to grow rapidly if our recent marketing agreement with AOL is as successful as we expect that it could be. This agreement has no minimums and is success based, with AOL being responsible for providing customers, therefore, its success is dependent on AOL’s efforts to offer our services to its end users and our ability to deliver services for the resulting demand.

WHOLESALE SERVICES SEGMENT

Our wholesale services segment includes services that we provide to other companies giving them the ability to offer telephone exchange and enhanced services on a private label basis to their own residential and business customers using us as their primary platform for delivery. Our largest current customer for this service is Sprint. The following table, in millions, provides our wholesale services business segment for the three months ended March 31, 2004 compared to the prior year period:

	Wholesale Services Segment
	For the three months		Amount	Percentage
	ended March 31,		Change Favorable	Change Favorable	Percentage of Revenues
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
Revenues
Sprint	$23.0	$—	$23.0	100.0%	99.2%	—%
MCI	0.1	12.9	(12.8)	(99.2)%	0.4%	99.2%
Other	0.1	0.1	—	—%	0.4%	0.8%

Total Revenues	23.2	13.0	10.2	78.5%	100.0%	100.0%
Operating expenses:
Network operations	11.4	4.1	(7.3)	(178.0)%	49.1%	31.5%
General and administrative	7.1	1.7	(5.4)	(317.6)%	30.6%	13.1%

Total operating expenses	18.5	5.8	(12.7)	(219.0)%	79.7%	44.6%

Segment results	$4.7	$7.2	$(2.5)	(34.7)%	20.3%	55.4%

Revenues. Revenues increased by $10.2 million to $23.2 million for the three months ended March 31, 2004, compared to $13.0 million the prior year period. Our wholesale service revenues increased to 33.9% of consolidated revenues for the three months ended March 31, 2004, compared to 21.3% in the prior year period. We signed our wholesale services agreement with Sprint in February of 2003. Sprint contributed $23.0 million of revenue for the three month ended March 31, 2004 and was our primary wholesale customer during that period compared to MCI in the prior year period and the contribution of $12.9 million of wholesale revenues.

Our business development group is actively pursuing other potential wholesale partners and is working to develop new wholesale services. We expect that our wholesale lines in service will continue to steadily increase during 2004. This, however, does not automatically translate into increased revenue. We employ the gross accounting method for recognizing revenue within the wholesale service business segment; therefore, we record revenue for certain services that we provide to Sprint at our cost and record the off-setting expense in one of the respective operating cost lines within our income statement. These revenues (and cost pass-through items) result in no contribution to operating income. Therefore, to the extent that Sprint decides to take over certain services that we currently provide to them, such as becoming the customer of record for the ILEC bills associated with their customer base, which is occurring to an increasing extent, a decrease in reported revenues (and a decrease in the off-setting operating expense) will result. This action will have no direct impact on the overall profitability of the contract. Revenue per line under management will decrease but the operating contribution generated on a per line basis will stay the same. Also, our stated accounts payable will decrease, as we will no longer be incurring this liability.

In February 2004, we signed a new wholesale services agreement with Working Assets Funding Services, Inc. Although the expected growth from this relationship will be significantly less than that with our existing Sprint agreement, it should provide some additional revenue growth for 2004.

While we expect wholesale lines in service to grow in a meaningful manner during 2004, we cannot predict a corresponding increase in reported wholesale revenue, and reported wholesale services revenue may indeed be flat to slightly down despite the anticipated increase in wholesale lines in service due to the inherent uncertainties associated with the nature of having to apply the gross accounting treatment to the wholesale services business segment. The primary reason for this is that the charges for ILEC services are the largest revenue component of our wholesale services and with Sprint increasingly becoming the customer of record for these bills our reported revenue will decrease while we expect income to continue to increase during 2004.

Network Operations. Network operations expense increased by $7.3 million to $11.4 million for the three months ended March 31, 2004, compared to $4.1 million in the prior year period. As stated in the revenue paragraph, Sprint has decided to become the customer of record for billing purposes from the ILECs, and we therefore expect network operations expense to decrease significantly over the remainder of 2004 relative to the current quarter, although it should still be larger than the amounts reported during 2003 for part of the year as a result of the increased total lines that we are still receiving ILEC billings for.

General and Administrative. General and administrative expense increased by $5.4 million to $7.1 million for the three months ended March 31, 2004, compared to $1.7 million in the prior year period. The significant components of this expense are very similar to the administrative expenses incurred on the retail side of our business; however, we only isolate as wholesale expenses those expenses that are directly associated with our wholesale services activity. Therefore, we have not allocated any indirect or corporate (i.e. traditional overhead) expenses, such as certain employee benefits, occupancy expenses, insurance expenses or other similar expenses to the wholesale services business segment. These expenses are all currently included within the retail services segment. The increase in general and administrative expense is a result of increased wholesale lines in service as a result of growth attributable to Sprint.

The increase in general and administrative expense is the result of increased payroll expense, the outsourcing of certain functions to limit our cost exposure and increased non-recurring provisioning expenses to establish service for our wholesale customers. We expect to steadily increase headcount to support our existing wholesale customers and the possible addition of new wholesale customers. We may transfer existing employees from our retail businesses to our wholesale business segment on an as needed basis. As a result of this growth, we expect general and administrative expense to increase in total dollars and as a percentage of our consolidated expenses. We have not recorded any bad debt expense for wholesale services and have not had any material write-offs of receivables. We will continue to monitor our wholesale services and determine the appropriate bad debt methodology based on each individual wholesale contract, but we do not expect any material changes to our current approach.

LIQUIDITY AND CAPITAL RESOURCES

The competitive local telecommunications service business has traditionally been considered to be a relatively capital intensive business, owing to the significant investments required in fiber optic communication networks and in the collocation of switching and transmission equipment in incumbent local exchange carriers’ central offices. Although we have historically utilized UNE-P to provide our services to our own end users, we are also now developing a VoIP initiative, an alternative access method by which we can provide our services to our end users. VoIP will likely involve more capital investment than the UNE-P based model typically has required. We will continue providing our UNE-P based services, but our focus will increasingly move towards utilizing VoIP as an access method whereby we will provide service to our own end users. In 2004, we plan to launch VoIP in at least two markets: Tampa, Florida and Atlanta, Georgia. We expect to significantly expand this offering over the coming years. We expect that we will continue to devote significant amounts of our capital resources to continued operations, software development, new service offerings and marketing efforts in order to achieve an acceptable level of penetration in the markets that we target.

We have incurred accumulated losses since our inception as a result of developing our business, performing ongoing research and development, building and maintaining our network infrastructure and technology, the sale and promotion of our services, and ongoing administrative expenditures. As of March 31, 2004, we had an accumulated deficit of $329.3 million, a net tax operating loss carryforward of $280.8 million, and $11.9 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, a sale-leaseback credit facility, an accounts receivable factoring facility and an initial public offering that raised net proceeds of $109.1 million. We intend to continue building our organization in anticipation of future growth and we believe that our operating expenditures will also continue to increase.

We anticipate generating, through normal operations, the remaining cash flows necessary to meet our operating, investing and financing requirements. We also are exploring potential subordinated debt arrangements and financing of certain capital expenditures. If an unfavorable outcome results from the current uncertain regulatory environment, further discussed in our Form 10-K filed March 30, 2004 with the SEC and updated in Part II, Item 1. Legal Proceedings #4 in this document, or if expected financing and line growth does not materialize, our expected results could differ materially from our current plan. We have the ability and intent to curtail growth initiatives and spending, including the reduction of certain discretionary capital and marketing costs or the implementation of a workforce reduction, in order to continue as a going-concern. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if at all.

Net cash provided by operating activities decreased by $1.9 million to $3.2 million for the three months ended March 31, 2004, compared to $5.1 million in the prior year period. The decrease was primarily a result of our net loss after excluding non-cash items, which decreased by $3.0 million while overall working capital decreased by $0.2 million.

The RFC agreement, which was terminated in April 2004 as a result of our executing a new asset backed credit facility discussed below in the “Debt Instruments” section, allowed us to sell up to $25 million of receivables, subject to the selection criteria utilized by RFC for the receivables they agree to purchase. Under the agreement we were responsible for the continued servicing of the receivables and any amount collected over the discount rate was paid to us by RFC for providing the servicing less certain fees.

Our net cash used in investing activities improved by $0.7 million to $2.4 million for the three months ended March 31, 2004, compared to $3.1 million the prior year period. The improvement was primarily attributable to the purchasing of less property and equipment for the three months ended March 31, 2004 compared to the prior year period. We expect our capital expenditures to increase during 2004; however, we will attempt to obtain financing for these purchases. As we move toward a VoIP model from our UNE-P model our capital expenditures are expected to increase in the coming years due to the increased capital requirements of VoIP. Also, the expected growth in our retail and wholesale business will also contribute to increase capital expenditures.

Our net cash used in financing activities was $1.0 million for both the three months ended March 31, 2004 and the same period the prior year. This is primarily a result of having similar amounts of debt and capital lease payments and the same combined amount of proceeds from related party notes receivable payments and options exercises for the three months ended March 31, 2004 and the same period the prior year.

We expect our total debt to increase during 2004 because of a new asset based loan that we obtained from Textron Financial in April 2004. This agreement replaced the accounts receivable agreement that we had in place with Textron’s subsidiary company, RFC, for almost four years. This new agreement will be loan as opposed to a factoring facility and will therefore be recorded as a financing transaction. The old RFC agreement had been reflected as an operating cash flow item. The new asset based loan will include more of our accounts receivable in the borrowing base calculation than was historically the case with RFC, therefore, likely providing us with some additional liquidity. This increase in financing activities will be off-set by most of our existing term debt being paid off by the end of third quarter of 2004. We are also attempting to obtain some type of subordinated debt agreement to provide additional financing to support our growth and new service initiatives for 2004.

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

ANTICIPATED SOURCES AND USES OF CASH

When we discuss positive cash flow throughout this section we are referring to the cash inflows and incremental cash outflows, exclusive of fixed and overhead operating costs such as administrative payroll expenses, non-operations related payroll expenses, occupancy costs, and other costs that are of a corporate or overhead nature. These corporate overhead expenses were $17.8 million for the three months ended March 31, 2004. We believe that it is appropriate to present this information in order to help the reader understand our individual operating contribution streams, while realizing that these contribution streams must in aggregate provide enough cash flow to fund our corporate overhead expenditures.

Our residential service currently generates the majority of our cash from operations. We also continue to utilize the 1+ long-distance service as a positive cash generating business, primarily because of our policy of not actively investing in it, other than the ongoing maintenance costs associated with this line of business. Our wholesale services business is also a good source of cash flow. Although not as significant in volume as our residential business, it provides a healthy net cash contribution on a per line basis without causing us to incur traditional upfront sales and marketing costs as is typically the case with traditional retail marketing activities.

We expect to continue actively investing in the growth of our business services unit, which should provide a positive cash flow in 2004. Finally, we are continuing our revenue and access diversification as we roll-out our VoIP, in an effort to ultimately provide services that are not largely dependent on the incumbent local exchange carriers as is the case with UNE-P. We expect to invest in this business throughout 2004 and beyond, without any significant positive net cash contribution until 2005. We believe that we may be well positioned for incremental growth during 2004 within the consumer business, and possibly in the form of wholesale services growth, as a result of our AOL marketing agreement. We also expect to expand our wholesale services business over the balance of the year. We believe that this increasingly diversified business model provides us with more avenues for growth opportunity and less dependence on any one model for success. We also recognize the importance of managing the timing and ongoing economics of this growth as it relates to our overall cash and financial position.

Our ongoing capital requirements will depend on several factors, including market acceptance of our services, the amount of resources that we devote to investments in our networks and facilities, the build-out of additional enterprise management centers, the ongoing development of services and brand promotions, the resources that we devote to the sales and marketing of our services, and many other factors. We will continue to provide our back-office services and the technology that we have developed to other companies seeking the capability of offering residential and small business telecommunications services on a private label basis to their own customers. As growth and opportunities arise, we expect to make strategic investments in technology and our network architecture and enter potential strategic alliances or partnerships with other entities. We expect to continue to finance our capital expenditures mostly from internally generated cash flow and from existing facilities. We expect to see an overall increase in fixed assets across nearly all categories during 2004. We are currently in discussions with a vendor to finance the purchase of $2.7 million of equipment that would be used for our VoIP initiatives.

We are currently under audit by the State of New York for our sales and use taxes. In January of 2004, we received a preliminary summary from the State of New York stating that we owe them $2.0 million in sales and use taxes, before any possible interest or penalties, primarily due to their position that 100% of the bundled services we offer are taxable. Although this process is still on-going, we currently disagree with their calculation of the sales and use tax due on our bundled products and we believe that certain portions of the bundle are not subject to sales and use taxes. Our goal is to obtain an acceptable settlement with the state, but we believe that our methodology is appropriate, reasonable, and in compliance with the State of New York’s sales and use taxes laws. We have made accruals based on our best estimates of the facts, but are unable to determine the final outcome of this matter at this time.

We have signed a proposed settlement agreement with Metro Nashville to settle certain litigation, as discussed in footnote “12. Legal and Regulatory Proceedings,” that if the proposed settlement receives all the necessary approvals by Metro Nashville we will have to make an immediate payment of $0.8 million in cash.

CASH MANAGEMENT

We have a significant amount of corporate expenditures and other non-essential headcount and related expenses which would not be necessary if we were to reduce our operations to a purely maintenance approach. This would include but not necessarily be limited to the termination of spending on certain new service offerings or new business opportunities, other technological focused initiatives and investments in legal and regulatory related activities.

We believe that if the line growth materializes similar to management’s expectations over the course of 2004, we will generate overall free cash flow without any reductions to the aforementioned corporate expenditures. However, we also recognize that our growth will need to be managed very closely from a liquidity standpoint prior to achieving these expected free cash flows, as we are operating with negative working capital and expect to be concurrently pursuing several growth initiatives. We expect the next six months of 2004 to be challenging from a cash management perspective as we maximize the management of our accounts payables and the expected increased capital expenditures resulting from expected growth in all lines of our business and investment in our VoIP offering. These expenses are primarily front-end loaded and we expect will result in negative cash flows over the short term, but should become positive during the last quarter of 2004 to the first quarter of 2005. We will continue to finance significant capital expenditures and are working with certain vendors to obtain more generous payment terms that will provide us with more flexibility during this period. We may or may not be successful in these endeavors. If we are able to generate free cash flow we will reinvest this cash back into our business to fund our capital expenditures for VoIP, any additional head-count requirement and any related costs for growing our wholesale and retail service business segments.

Looking to the future, arguably the most significant issue we need to address is the mandatorily redeemable preferred stock which has a current collective liquidation value of $161.6 million, that either will need to be redeemed or converted in some fashion into common stock or some other type of instrument. The redemption of this stock is not definite, as it can be converted at the option of the holder or under certain conditions the conversion may be forced by us. However, this would not likely occur until our common stock price increases significantly. We recognize the importance of exploring various options and alternatives to address a possible redemption that may occur as early as 2006 for a part of the preferred stock. We also realize that these instruments may hinder our ability to obtain additional financing in the future, unless we have a viable plan to convert or redeem these securities in part or in full.

In September of 2003, we decided to postpone a company-wide salary increase. This increase was scheduled to take place in April of 2004. We have announced a plan to provide a bonus to employees that will average 5% of their pay. We expect this bonus to be paid in December of 2004. We have considering this as an alternative to a general increase in salaries to help coincide with the expected increased cash flows available in December of 2004. We also have used non-cash compensation such as a company-wide granting of stock options and certain key employees have received restricted stock as a way to assist with deferring the cash impact of increases in salary expenses.

DEBT INSTRUMENTS

Asset-Based Loan

In April 2004 we signed a three-year asset based loan agreement with Textron Financial Corporation. This agreement eliminated the RFC accounts receivable factoring agreement, and provides us with an availability to borrow up to $25 million. Our overall availability is based on the eligibility of our accounts receivables, subject to certain limitations and advance rates. The new asset-based loan agreement is expected to provide us with additional liquidity because it includes residential, business and wholesale accounts receivable that were not included in our prior arrangement with RFC. The RFC factoring agreement only considered residential accounts receivable as its collateral. We believe that this new agreement will provide us with additional working capital financing flexibility to help facilitate the growth of our business. This agreement has three primary financial covenants: a fixed charge coverage ratio, accounts receivable turnover requirement and an unfunded capital expenditures cap. The fixed charge coverage ratio requirement begins June 30, 2004 and is measured each quarter thereafter with various look-back time periods. The ratio requirements begin low and increase each quarter through December 31, 2004 and then remain constant. There are also common disposition of assets limitations, limits on change of control, certain notification requirements, change in management limitations and certain other restrictions. There are also certain limitations on our ability to access subordinated debt within the confines of the agreement, however, we believe the agreement provides us with flexibility for future debt financing alternatives.

We believe that this new agreement will help us to manage our short and long-term cash needs, although we are still exploring other alternatives for obtaining additional funding, including but not limited to subordinated debt and certain equity transactions. We believe that an asset based loan agreement will provide some immediate help to improve our overall working capital position but the expected growth in our business may still result in additional liquidity needs that would have to be obtained through additional financings. Specifically, our recently signed agreement with AOL could cause our residential service business to operate in a negative cash flow position until the fourth quarter of 2004. We also may need additional funds for our VoIP initiative which will be much more capital intensive than the UNE-P business model has been historically. The availability of cash will somewhat dictate the speed in which we will be able to roll this access method out to new markets, as there is an initial cost of at least $0.5 million in capital expenditures to establish service in each major metropolitan area. After this initial cost there are the additional costs of the customer premise equipment and installation and provisioning costs to get customers onto the service but these costs are mostly success based and will likely move in tandem with the addition of new customers but will require larger up-front payments than we currently experience to get a customer successfully provisioned under the UNE-P platform. However, in the longer-term the network costs for these customers are much lower because of the larger capital expenditures for network bandwidth which reduces future incremental costs.

Term Debt

We have $2.8 million of remaining principal term debt as of March 31, 2004, of which all but $0.1 million will be paid off by September 2004. This debt was assumed in the purchase of Touch 1 Communications, Inc., our wholly owned subsidiary, in April 2000. All of this debt is paid monthly and is at a fixed interest rate of 6.0%.

ILEC, IXC AND RELATED DISPUTED CHARGES

Since our existence we have disputed and continue to dispute significant charges from the various ILECs, IXCs, and certain other carriers providing us network services. We have a policy of treating all charges that we believe to be without merit that are still being presented on a bill to as disputes, regardless of the age of the dispute. We believe that the majority of these charges are without merit; however, we accrue for any charges that we believe represent valid charges against us. Our outstanding disputes at March 31, 2004 totaled $19.1 million. These disputes are summarized in the following table:

Outstanding
Disputes at
March 31, 2004
(In millions)
Alternatively billed services	$8.0
MCI fixed facility charges	2.7
Verizon back-billing of installation charges	2.4
Late fees for non-payment of disputed charges	3.0
All others	3.0

$19.1

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

We received a billing for $2.4 million from Verizon relating to the back-billing of dispatch charges believed to relate to the period from August 2000 to February 2002 and from March 2003 to September 2003. We do not know if this is the entire amount they will bill related to these back-billed charges. Our policy is to dispute items that are billed without the necessary underlying detail records and therefore, we have disputed these charges. We expect that if any of these charges are valid, a portion of these charges may be subject to being billed to our wholesale services customers for services that we provided under our contracts with them. We have not received sufficient detail related to these charges from Verizon and therefore, are unable to determine their validity.

The late fees are accumulating from all of our disputes as we do not pay for disputed items and therefore incur and accumulate late fees for these disputed billings.

The remaining $3.0 million of disputes relates to various disputes primarily with ILECs for incorrect billing rates, duplicate billing problems, charges for customers for whom we are no longer providing service and other various billing errors.

We believe that we are adequately reserved for our disputes and attempt to manage our cash position to ensure that we have the necessary availability of cash to make payments which may arise out of the loss of disputes that we believe are at risk. Therefore, we believe our maximum cash exposure for these charges is $19.1 million. However, we do not believe that these charges are valid and intend to continue our dispute and non-payment of these charges.

RELATED PARTY TRANSACTIONS

In February 2004, we received from two employees an aggregate payment of $0.2 million for repayment of notes receivable.

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

The Metropolitan Government of Nashville and Davidson County, Tennessee, on behalf of the Metropolitan Nashville Employee Benefit Board (collectively “Metro Nashville”), filed the foregoing lawsuit against us on September 20, 2002. The lawsuit asserts claims under Delaware Law, the Uniform Commercial Code, and state law and seeks actual damages of $18 million, punitive damages of $18 million, interest, and court costs. Metropolitan Nashville Employee Benefit Board is a Z-Tel common shareholder. Metro Nashville alleges that we wrongfully and improperly delayed delivery of a stock certificate, preventing Metro Nashville from selling or taking other steps to protect the value of their shares while the price of our stock declined significantly. We have entered into a memorandum of understanding whereby we expect to pay Metro Nashville $800,000 in cash and approximately $800,000 in our common stock in full settlement of this matter.

3.	C.A. No5:03CV229, Z-Tel Communications Inc. v. SBC Communications, Inc., in the United States District Court for the Eastern District of Texas, filed October 9, 2003.

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

4.	Report and Order on Remand and Further Notice of Proposed Rulemaking, Review of Section 251 Unbundling Obligations of Incumbent Local Exchange Carriers, 18 FCC Rcd 16978 (2003) (“Triennial Review Order”), rev’d in part and remanded, United States Telecom Ass’n v. FCC, Nos. 00-1012, 00-1015, 03-1310 et al. (D.C. Cir. March 2, 2004) (“USTA II”)

In September 2003, the Federal Communications Commission (“FCC”) released its final decision in the Triennial Review proceeding. Among numerous other matters, the FCC ruled that entrants like us would be able to purchase dedicated transport (utilized in enhanced extended loops or “EELs”) and analog switching (utilized in UNE-P) on an unbundled basis, subject to state-by-state review by state public utility commissions of whether such unbundling was needed in their states. On March 2, 2004, the D.C. Circuit Court of Appeals overturned the FCC’s decision as an improper delegation of authority to state public utility commissions. The D.C. Circuit ordered that the unbundled transport and switching rules be vacated after sixty days or upon denial of a petition for rehearing, whichever occurs later. On April 14, 2004, upon the request made by the FCC and the United States, the DC Circuit stayed the mandate in USTA II until June 15, 2004. This decision could have a material adverse effect on our business. For additional information see Footnote 12 to our financial statements in this report and the sections entitled “Government Regulation” and “Risks Relating to Our Financial Condition and Our Business” contained in our Annual Report on Form 10-K for the year ended December 31, 2003 filed March 30, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Z-Tel, as amended. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 13, 2001.

3.2	Amended and Restated Bylaws of Z-Tel. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

4.2	See Exhibits 3.1 and 3.2 of this Form for provisions of the Amended and Restated Certificate of Incorporation, as amended, and our Bylaws defining rights of security holders.

EXHIBIT
NUMBER	DESCRIPTION
4.3	Stock Purchase Agreement, dated July 6, 2000, by and between us and the various purchasers of our Series D Convertible Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

4.4	Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions relating to our Series D Convertible Preferred Stock, as amended March 13, 2003. Incorporated by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed on August 14, 2000, and (the amendment) to Exhibit 4.20 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

4.5	From of Registration Rights Agreement by and between us and each of the purchasers of our Series D Convertible Preferred Stock. Incorporated by reference to the correspondingly numbered exhibits to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

4.6	Form of Warrant for the purchase of shares of our common stock by each of the purchasers of our Series D Convertible Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

4.7	Stock and Warrant Purchase Agreement, dated October 19, 2000, by and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.8	Amended and Restated Certificate of Designation of 8% Convertible Preferred Stock, Series E, Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Such Series of Preferred Stock, as amended March 13, 2003. Incorporated by reference to Exhibit 4.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 13, 2001, and (the amendment) to Exhibit 4.21 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

4.9	Registration Rights Agreement between and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.10	Warrant issued to The 1818 Fund III, L.P. for the purchase of shares of our common stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.11	Certificate of Designation of Series F Junior Participating Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

4.12	Rights Agreement dated as of February 19, 2001 between us and American Stock Transfer Trust Company, as Rights Agent. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001. The agreement was amended July 2, 2001 to reflect the issuance of the Series G Preferred Stock.

4.13	Stock and Warrant Purchase Agreement, dated as of July 2, 2001, by and between us, D. Gregory Smith, and others. Incorporated by reference to Exhibit 1 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.14	Warrant for the Purchase of Shares of Common Stock of Z-Tel, dated as of July 2, 2001. Incorporated by reference to Exhibit 2 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

EXHIBIT
NUMBER	DESCRIPTION
4.15	Certificate of Designation for the Series G Preferred Stock. Incorporated by reference to Exhibit 3 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.16	Backup Purchase Agreement, dated as of July 2, 2001, by and among Z-Tel Communications, Inc., a Delaware corporation and our wholly owned subsidiary, Touch 1 Communications, Inc., an Alabama corporation and our wholly owned subsidiary, D. Gregory Smith and others. Incorporated by reference to Exhibit 4 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.17	Additional Investor Registration Rights Agreement, dated as of July 2, 2001, between Z-Tel, D. Gregory Smith and others. Incorporated by reference to Exhibit 5 to the Schedule 13D filed July 24, 2001 with respect to our common stock by, among other persons, D. Gregory Smith.

4.18	Voting Agreement, dated as of June 29, 2001, between us and certain of our stockholders. Incorporated by reference to Exhibit 5 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.19	Employee Stock Restriction Agreement, dated September 1, 1998, by and between us and D. Gregory Smith. Incorporated by reference to Exhibit 7 to the Schedule 13D filed July 24, 2001 with respect to our common stock by, among other persons, D. Gregory Smith.

10.2.1	1998 Equity Participation Plan. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

10.2.2	2000 Equity Participation Plan. Incorporated by reference to Appendix B to our Preliminary Proxy Statement filed on April 14, 2000, with the following amendment effective May 31, 2001:

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

10.3	Employment Agreement of D. Gregory Smith, dated July 30, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002.

10.4	Receivables Sales Agreement dated as of July 27, 2000 by and between Z-Tel Communications, Inc., as seller and subservicer, Touch 1 Communications, Inc., as seller and subservicer, and RFC Capital Corporation, as purchaser. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000, with an amendment extending the agreement until July 27, 2004.

10.5	Form of Indemnification Agreement for our executive officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

EXHIBIT
NUMBER	DESCRIPTION
10.6	Employment Agreement of Horace J. Trey Davis III, dated August 14, 2002. By resolution of the Compensation Committee of the Board of Directors Mr. Davis’ annual salary was increased to $200,000 effective May 6, 2003.

10.7	Employment Agreement of J. Bryan Bunting, dated August 14, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002.

10.8	Employment Agreement of Charles W. McDonough, dated August 14, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002.

10.9	Employment Agreement of Robert A. Curtis, dated July 30, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002.

10.11	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. and William F. Corman (First Revocable Trust). Incorporated by reference to the correspondingly numbered exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.12	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. and James F. Corman. Incorporated by reference to the correspondingly numbered exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.13	Agreement for Resale of Local Wireline Telecommunications Services and Provision of Ancillary Services, dated February 4, 2003, between Z-Tel Communications, Inc. and Sprint Communications L.P. Incorporated by reference to Exhibit 10.14 of our Annual report on Form 10-K for the year ended December 31, 2003, filed March 30, 2004.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

(b) Reports on Form 8-K

     On January 14, 2004, we furnished a Form 8-K disclosing a transcript of comments made by our chief executive officer during the Sixth Annual Needham Growth Conference. On February 20, 2004, we furnished a Form 8-K and an amended Form 8-K in connection with our earnings release on that date. On February 24, 2004 we furnished a Form 8-K with the transcript of our earnings conference call held February 20, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 17th day of May 2004.

Z-TEL TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Horace J. Davis III

Senior Vice-President – Chief Financial Officer
(Authorized officer of Registrant and principal financial officer)