Form 10-Q
period 2004-06-30
Z TEL TECHNOLOGIES INC
filed 2004-08-12
CIK 1096509

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE SIX MONTHS ENDED JUNE 30, 2004

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

Yes [  ] No [X]

     The number of shares of the Registrant’s Common Stock outstanding as of August 9, 2004 was approximately 37,488,207.

PART I
Item 1. Financial Statements
Consolidated Balance Sheets at June 30, 2004 and December 31, 2003	1
Consolidated Statements of Operations for the six months ended June 30, 2004 and 2003	2
Consolidated Statements of Changes in Stockholders’ Deficit for the six months ended June 30, 2004	3
Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003	4
Notes to Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	30
PART II
Item 1. Legal Proceedings	30
Item 2. Changes in Securities and Use of Proceeds	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 6. Exhibits and Reports on Form 8-K	32
Signatures	35
Ex-31.1: Section 302 Certification of CEO
Ex-31.2: Section 302 Certification of CFO
Ex-32.1: Section 906 Certification of CEO
Ex-32.2: Section 906 Certification of CFO
Ex-31.1: Section 302 Certification of CEO
Ex-31.2: Section 302 Certification of CFO
Ex-32.1: Section 906 Certification of CEO
Ex-32.2: Section 906 Certification of CFO

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$8,196	$12,013
Accounts receivable, net of allowance for doubtful accounts of $9,206 and $13,804	28,672	24,600
Prepaid expenses and other current assets	4,804	7,664

Total current assets	41,672	44,277
Property and equipment, net	34,298	39,069
Intangible assets, net	1,372	2,287
Other assets	3,227	3,820

Total assets	$80,569	$89,453

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$63,745	$59,230
Deferred revenue	8,357	11,068
Current portion of long-term debt and capital lease obligations	2,078	5,017
Asset based loan	12,619	—

Total current liabilities	86,799	75,315
Long-term deferred revenue	221	361
Long-term debt and capital lease obligations	205	514

Total liabilities	87,225	76,190

Mandatorily redeemable convertible preferred stock, $.01 par value; 50,000,000 shares authorized; 8,855,089 issued; 8,736,337 and 8,738,422 outstanding (aggregate liquidation value of $164,998 and $158,779)	152,366	144,282

Commitments and contingencies (Notes 9 and 11)
Stockholders’ deficit:
Common stock, $.01 par value; 150,000,000 shares authorized; 37,321,257 and 36,186,686 shares issued; 36,979,707 and 35,845,136 outstanding	373	362
Notes receivable from stockholders	(930)	(1,121)
Unearned stock compensation	(984)	—
Additional paid-in capital	183,281	189,008
Accumulated deficit	(340,374)	(318,880)
Treasury stock, 341,550 shares at cost	(388)	(388)

Total stockholders’ deficit	(159,022)	(131,019)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ deficit	$80,569	$89,453

The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$63,797	$71,046	$132,264	$131,975

Operating expenses:
Network operations, exclusive of depreciation and amortization shown below	31,237	32,070	65,271	58,852
Sales and marketing	4,450	6,617	8,971	11,111
General and administrative	31,658	31,944	66,229	58,850
Restructuring charge	807	—	807	—
Depreciation and amortization	5,109	6,002	10,420	12,029

Total operating expenses	73,261	76,633	151,698	140,842

Operating loss	(9,464)	(5,587)	(19,434)	(8,867)

Nonoperating income (expense):
Interest and other income	491	239	1,352	1,164
Interest and other expense	(2,138)	(660)	(3,412)	(1,410)

Total nonoperating expense	(1,647)	(421)	(2,060)	(246)

Net loss	(11,111)	(6,008)	(21,494)	(9,113)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(3,626)	(4,667)	(7,991)	(8,904)
Less deemed dividend related to beneficial conversion feature	(47)	(46)	(93)	(92)

Net loss attributable to common stockholders	$(14,784)	$(10,721)	$(29,578)	$(18,109)

Weighted average common shares outstanding	36,608,703	35,305,448	36,337,804	35,286,953

Basic and diluted net loss per share	$(0.40)	$(0.30)	$(0.81)	$(0.51)

The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE DATE)

	Common Stock		Notes Receivable from	Unearned Stock	Additional Paid-In	Accumulated	Treasury	Total Stockholders'
	Shares	Par Value	Stockholders	Compensation	Capital	Deficit	Stock	Deficit
Balance, December 31, 2003	35,845,136	$362	$(1,121)	$—	$189,008	$(318,880)	$(388)	$(131,019)
Exercise of stock options	372,480	3			486			$489
Exercise of warrants	37,714	3						$3
Issuance of common stock for settlement	585,723	5			743			$748
Issue common restricted stock				(984)	1,128			$144
Conversion of mandatorily redeemable								$—
convertible preferred stock to common	138,654	—			—			$—
Repayment of notes receivable			191					$191
Mandatorily redeemable convertible preferred								$—
stock dividends and accretion					(8,084)			$(8,084)
Net loss						(21,494)		$(21,494)

Balance, June 30, 2004	36,979,707	$373	$(930)	$(984)	$183,281	$(340,374)	$(388)	$(159,022)

The accompanying notes are an integral part of these consolidated financial statements

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(21,494)	$(9,113)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,418	12,029
Provision for bad debts	3,017	6,268
Expense charged for granting of restricted stock	888	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(7,089)	(13,465)
(Increase) decrease in prepaid expenses	2,860	930
(Increase) decrease in other assets	553	(29)
Increase (decrease) in accounts payable and accrued liabilities	4,515	(1,284)
Increase (decrease) in deferred revenue	(2,851)	10,813

Total adjustments	12,311	15,262

Net cash (used in) provided by operating activities	(9,183)	6,149

Cash flows from investing activities:
Purchases of property and equipment	(4,732)	(5,783)
Principal repayments received on notes receivable	40	27

Net cash used in investing activities	(4,692)	(5,756)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(3,248)	(2,755)
Payment of preferred stock dividends	(3)	—
Principal repayments received on notes receivable issued for stock	191	469
Proceeds from asset based loan	12,619	—
Proceeds from exercise of stock options and warrants	499	60

Net cash provided by (used in) financing activities	10,058	(2,226)

Net decrease in cash and cash equivalents	(3,817)	(1,833)
Cash and cash equivalents, beginning of period	12,013	16,037

Cash and cash equivalents, end of period	$8,196	$14,204

The accompanying notes are an integral part of these consolidated financial statements

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(ALL TABLES ARE IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1. NATURE OF BUSINESS

DESCRIPTION OF BUSINESS

Z-Tel Technologies, Inc. and subsidiaries (“Z-Tel” or “we” or “us”) incorporated in Delaware on January 15, 1998 as Olympus Telecommunications Group, Inc. In March 1998, Olympus Telecommunications Group, Inc. changed its name to Z-Tel Technologies, Inc.

We are a provider of advanced, integrated telecommunications services targeted to consumer (residential) and business subscribers. We offer local and long distance telephone services in combination with enhanced communications features accessible through the telephone, the Internet and certain personal digital assistants. We offer our Z-LineHOME and Z-LineBUSINESS services in forty-nine states. Our customers are primarily concentrated in ten states. We also provide long-distance telecommunications services to customers nationally.

We introduced our wholesale services during the first quarter of 2002. This service provides other companies with the opportunity to provide local, long-distance and enhanced telephone service to their own residential and business end user customers on a private label basis by utilizing our telephone exchange services, enhanced services platform, infrastructure and back-office operations.

Historically we have utilized the unbundled network elements platform (“UNE-P”) as the basis of delivering our primary services to our retail end users and end users of our wholesale customers. Under UNE-P we utilize various unbundled elements of the incumbent local exchange carriers to facilitate the delivery of our services to our own end users and the end users that are acquired and owned by our wholesale services customers. To date, UNE-P has been the primary access method that we have utilized in delivering our services.

We introduced our voice over Internet protocol (“VoIP”) service offerings during the second quarter of 2004. This service offering provides us an alternative method to UNE-P in delivering our services to consumer and business customers. We have tested this delivery method in two markets and have developed a beta customer base in each market. We intend, upon the successful completion of this initial test phase, to pursue aggressively VoIP as the eventual preferred method whereby we will deliver our services to our end users. We also intend to offer this new access method to our existing and future wholesale services partners. While this is a more capital intensive approach, this method of delivery mitigates our reliance on the incumbent local exchange carriers.

LIQUIDITY AND CAPITAL RESOURCES

We have a limited operating history and our operations are subject to certain risks and uncertainties, particularly related to the evolution of the regulatory environment, which impacts our access to and cost of the network elements that we utilize to provide services to our customers, access to adequate financing, and competition within the industry.

We have incurred significant losses since our inception, resulting in an accumulated deficit at June 30, 2004 of approximately $340.4 million. We also had total liabilities recorded at June 30, 2004 of approximately $87.2 million. We experienced positive cash flows from operations for the first time for the year ended December 31, 2002 and again during 2003. We also had positive cash flows from operations for the three months ended March 31, 2004, but experienced negative cash flows from operations for the three and six months ended June 30, 2004. Prior to 2002 we had historically been dependent on financing from investors to sustain our operating activities.

The company’s reported cash position declined on a net basis for the three months and six months ended June 30, 2004. The net cash declines for the three and six months ended June 30, 2004 were $3.6 and $3.8 million respectively.

At June 30, 2004, we had cash on hand of approximately $8.2 million. In addition, we have an asset based loan agreement, which provides us with up to $25 million to fund operations, of which we were utilizing $12.6 million as of June 30, 2004, which was approximately the maximum then available to us under the loan availability calculation. We did not meet the fixed charge coverage ratio for the quarter ended June 30, 2004. All other covenants have been met per our agreement with Textron. Per the agreement, Textron can cancel the loan arrangement with us; however, we believe that it is unlikely that Textron would take such measures. We are working to resolve this issue without triggering a cancellation of the agreement (see Footnote 5 to our financial statements in this report).

We anticipate that we may not generate adequate cash flow over the foreseeable future to meet all of our operating, investing and financing requirements. We are actively exploring potential financing arrangements to help improve our liquidity position and to give us more flexibility in pursuing our business plan over the foreseeable future.

On June 16, 2004, the D.C. Circuit decision to USTA II became effective and the FCC’s unbundling rules that were the subject of the appeal were vacated. If the FCC does not write adequate interim and final UNB rules, or if the USTA II decision is not stayed or reversed, or if state commissions do not take action under state law, there could be an immediate, significant, adverse and material impact upon our business. ILECs might utilize the reversal of the unbundling rules to deny us access to their local networks or sharply increase the price of that access. We believe that in the event the vacated unbundling rules are not replaced by either the FCC or the state commissions, we have interconnection agreements with our principal ILEC suppliers (including Verizon, SBC, BellSouth and Qwest) that will permit us to obtain access to local network elements during the interviewing time period. (see Footnote 11 to our financial statements in this report).

On July 26, 2004, Sprint indicated to us that they plan on committing less resources to the existing wholesale services arrangement under which we currently operate. Although Sprint is not canceling the agreement, they have indicated to us that we can expect lower sales volumes as early as August 2004 (see Footnote 13 to our financial statements in this report).

By letter dated July 28, 2004, the Nasdaq Stock Market Inc. notified us that for 10 consecutive days the market value of our listed securities was below $35 million as required for continued inclusion by Nasdaq Marketplace Rule 4310(c)(2)(B)(ii). Nasdaq has given us 30 calendar days or until August 27, 2004 to regain compliance (see Footnote 13 to our financial statements in this report).

If actual results differ materially from our current plan or if expected financing is not available, we may have the ability to curtail growth initiatives and spending, including the reduction of certain discretionary capital and operating costs. These plans may include, but are not be limited to, the implementation of a workforce reduction. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if at all.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and are in the form prescribed by the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. The interim unaudited financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2003, included in our Annual Report on Form 10-K filed with the SEC on March 30, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

RECLASSIFICATION

Certain amounts in the consolidated statements of operations for the six months ended June 30, 2003 have been reclassified to conform to the presentation for the six months ended June 30, 2004.

3. Significant Accounting Policies and Recent Accounting Pronouncements

SIGNIFICANT ACCOUNTING POLICIES

Our significant accounting policies are included in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

STOCK-BASED COMPENSATION

We account for our stock option plans in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148. As such, we record compensation expense on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Additionally, if a modification is made to an existing grant, any related compensation expense is calculated on the date both parties accept the modification and recorded on the date the modification becomes effective.

The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS 123, Accounting for Stock-Based Compensation,” the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation (encompassing the impacts of both stock option and restricted stock grants).

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(14,784)	$(10,721)	$(29,578)	$(18,109)
Add: Stock based compensation included in net loss	145	—	145	—
Deduct: Total stock based employee compensation determined under the fair value based method for all awards	(1,043)	(1,247)	(1,799)	(4,429)

Net loss attributable to common stockholders, pro forma	$(15,682)	$(11,968)	$(31,232)	$(22,538)

Basic and Diluted Net Loss
Per Common Share
As reported	$(0.40)	$(0.30)	$(0.81)	$(0.51)
Pro forma	(0.43)	(0.34)	(0.86)	(0.64)

We calculated the fair value of each grant on the date of grant using the Black-Scholes option pricing model. In addition to there being no payments of dividends on our common stock, the following assumptions were used for each respective period:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Discount Rate	3.4%	2.5%	3.1%	2.6%
Volatility	98.4%	97.3%	100.1%	97.0%
Average Option Expected Life	5 years	5 years	5 years	5 years

Incremental shares of common stock equivalents are not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings per Share.” EITF 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share (“EPS”). The consensus reached by the Task Force in this Issue is effective for reporting periods beginning after March 31, 2004. We adopted EITF Issue No. 03-06 in the quarter ended June 30, 2004. There was no impact of the adoption on the computation of EPS during the three months and six months ended June 30, 2004, as the effect is anti-dilutive. In periods of net income, we will utilize the two-class method of computing EPS.

4. WHOLESALE SERVICES

In February 2003, we executed an agreement providing for the resale of our local wireline telecommunications services and for the provisioning of ancillary services with Sprint. Under this agreement, we provide Sprint access to our Web-integrated, enhanced communications platform and operational support systems. We are the primary obligor for certain underlying expenses that are incorporated into our pricing in connection with the agreement and therefore, are recording revenues using a gross presentation. This accounting method results in revenue being recorded for certain per-line, per-minute, and direct costs and the corresponding expenses are recorded in the appropriate operating expense line. As a result of this accounting treatment, increases or decreases in pricing or volume that impact certain direct costs that are incurred in connection with this agreement would have little or no impact on net income, as the amount is recorded in an equivalent amount in both revenue and expense. Our wholesale services agreement with Sprint is non-exclusive in nature.

We are deferring $1.0 million of revenues for pre-contract payments by recognizing this amount ratably over the life of the agreement.

As of June 30, 2004, under our contract with Sprint, we had approximately $2.2 million of deferred revenue recorded, of which

$0.2 million is recorded as long-term deferred revenue.

Sprint revenues were 32.3% of total revenues for the three months ended June 30, 2004, as compared to 14.9% for the prior year period. Sprint revenues were 33.1% of total revenues for the six months ended June 30, 2004, as compared to 9.3% for the prior year period.

On July 26, 2004 Sprint indicated to us that they plan on committing less resources to the existing wholesale services arrangement under which we currently operate. Although Sprint is not canceling the agreement, they have indicated to us that we can expect lower sales volumes as early as August 2004 (see Footnote 13 to our financial statements in this report).

5. ACCOUNTS RECEIVABLE AGREEMENT

In April 2004 we signed a three-year asset based loan agreement with Textron Financial Corporation (“Textron”). This agreement eliminated our RFC accounts receivable factoring agreement, and provides us with an availability to borrow up to $25 million at a 6% interest rate. Our overall availability is based on the eligibility of our accounts receivables, subject to certain limitations and advance rates. The new asset based loan agreement is expected to provide us with additional liquidity because it includes residential, business and wholesale accounts receivable while our prior arrangement with RFC only included certain portions of our accounts receivable. We believe that this new agreement may provide us with additional working capital financing flexibility to help facilitate the growth of our business, to the extent growth materializes in our business.

This agreement has three primary financial covenants: a fixed charge coverage ratio, accounts receivable turnover requirement and an unfunded capital expenditures cap. The fixed charge coverage ratio requirement is measured each quarter as of June 30, 2004. The ratio requirements begin low and increase each quarter through December 31, 2004 and then remain constant. We did not meet the fixed charge coverage ratio for the quarter ended June 30, 2004. All other covenants have been met per our agreement with Textron. Per the agreement, Textron can cancel the loan arrangement with us; however, we believe that it is unlikely that Textron would take such measures. We are working to resolve this issue without triggering a cancellation of the agreement. At current collection rates, we will collect the total amount outstanding under this facility in less than a month. We believe that Textron is adequately secured under this facility. In addition, we have already disclosed to Textron the cost saving measures recently implemented to make improvements that would allow us to meet the fixed charge coverage ratio required in future quarters.

There are also disposition of asset limitations, limits on change of control, certain notification requirements, change in management limitations and certain other restrictions. There are also certain limitations on our ability to access subordinated debt within the confines of the agreement; however, we believe the agreement will provide us with flexibility for future debt financing alternatives. Under the amended asset based loan structure with Textron, we had an outstanding loan balance to Textron of approximately $12.6 million at June 30, 2004.

6. INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” we reassessed the expected useful lives of existing intangible assets. This reassessment resulted in no changes to the expected useful lives of our intangible assets. We only have one intangible asset as of June 30, 2004.

Summarized below is our only recorded intangible asset that will continue to be amortized under SFAS No. 142. It is a customer list that was acquired in April of 2000 in connection with our acquisition of Touch 1.

	June 30, 2004
	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets
Intangible assets subject to amortization:
Customer list – standalone 1+	$9,145	$7,773	$1,372

The following table presents current and expected amortization expense of the existing intangible assets as of June 30, 2004 for each of the following periods:

Aggregate amortization expense:

For the six months ended June 30, 2004	$915
Expected amortization expense for the remainder of 2004	$914
Expected amortization expense for the year ending December 31, 2005	$458

7. RESTRUCTURING CHARGES

In April 2002, we approved and implemented a restructuring to improve our future cash flows and operating earnings. The restructuring included a reduction in force coupled with the closure of our North Dakota call centers and our New York sales office. In accordance with Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” the restructuring costs were recognized as liabilities at the time management committed to the plan. Management determined that these costs provided no future economic benefit to us.

The restructuring charge included termination benefits in connection with the termination of 167 employees and lease abandonment costs. In addition, we agreed to a settlement to exit the two leases for our call centers in North Dakota as of July 1, 2002. On May 17, 2004 a termination agreement was signed for our New York office lease on which we had previously recorded a lease abandonment charge in connection with the restructure. The settlement included a $90,000 payment in lieu of the remaining balance of $299,545 previously recorded as a lease abandonment charge. The settlement payment consisted of a one-time payment of $30,000, paid at the time of agreement, and three promissory notes of $20,000 payable on November 1, 2004, May 1, 2005 and August 30, 2005, respectively. All other expenses associated with this restructuring have been paid in full.

In June 2004, we approved and implemented another restructuring to improve our future cash flows and operating earnings. The restructuring included a reduction in force. In accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” the restructuring costs were considered a “One-Time Termination Benefit” and as such we recognized the restructuring costs as a liability at the communication date of June 8, 2004. The restructuring charge included termination benefits in connection with the reduction in force of 102 employees. The total charge taken in the second quarter of 2004 was $806,875 of which $40,832 was paid in the second quarter. The majority of the remainder of termination benefits will be paid in full by the end of August 2004.

SFAS No. 146 replaces the Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” used with the 2002 restructuring plan.

The following table shows the restructuring charges and related accruals recognized under the plans and the effect on our consolidated financial position:

	Employee	Lease	Lease
	Termination	Settlement	Abandonment
	Benefits	Costs	Costs	Total
Balance at January 1, 2002	$—	$—	$—	$—
Plan Charges	913	325	623	1,861
Cash paid	(913)	(325)	(72)	(1,310)

Balance at December 31, 2002	—	—	551	551
Cash paid			(200)	(200)

Balance at December 31, 2003	—	—	351	351
Plan Charges	807		—	807
Lease Termination Settlement			(210)	(210)
Cash paid	(41)		(81)	(122)

Balance at June 30, 2004	$766	$—	$60	$826

8. STOCK BASED COMPENSATION

STOCK OPTIONS

For employee stock options, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, “Accounting for Stock-Based Compensation,” requiring entities to recognize as an expense, over the vesting period, the fair value of the options or utilize the accounting for employee stock options used under Accounting Principles Board (“APB”) Opinion No. 25. We apply the provisions of APB Opinion No. 25 and consequently recognize compensation expense over the vesting period for grants made to employees and directors only if, on the measurement date, the market price of the underlying stock exceeds the exercise price. We do provide the pro forma net loss and earnings per share disclosures as required under SFAS No. 123 for grants made as if the fair value method defined in SFAS No. 123 had been applied. We recognize expense over the vesting period of the grants made to non-employees based on utilizing the Black-Scholes stock valuation model to calculate the value of the option on the measurement date.

RESTRICTED STOCK

In March and April 2004, our compensation committee approved the granting of 403,000 shares of restricted stock with a then approximate value of $1.1 million to certain executive officers and key employees. Consideration paid for this stock is par value of $0.01 and continued employment. We apply the provisions of APB Opinion No. 25 and consequently recognize compensation expense over the vesting period for grants made to employees because the exercise prices are less than the market price on the date of grant. We recorded compensation expense of $0.1 million for the three and six months ended June 30, 2004.

9. COMMITMENTS AND CONTINGENCIES

We have disputed billings and access charges from certain inter-exchange carriers (“IXCs”) and incumbent local exchange carriers (“ILECs”). We contend that these billings are not in accordance with the interconnection, service level, or tariff agreements between us and certain IXCs and ILECs. We have not paid these disputed amounts and, while we can make no guarantee, management believes that we will prevail or mostly prevail in these disputes. At June 30, 2004, the total disputed amounts were approximately $19.7 million.

We currently have agreements with two long-distance carriers to provide transmission and termination services for all of our long distance traffic. These agreements generally provide for the resale of long distance services on a per-minute basis and contain minimum volume commitments. As a result of a settlement of a billing dispute associated with minimum volume commitments required in one of these contracts we have agreed to pay an increased per minute charge for minutes until the achievement of certain minimum minute requirements. All other terms of the original agreement continue in full force. We believe that we will be in full compliance with all minimum volume commitments during 2004. We have accrued $0.2 million representing the incremental increased fees we expect to pay in 2004, so that the expense recorded per minute is consistent throughout the agreement.

In connection with certain of our wholesale services agreements, all or a portion of customer lines are provisioned using a unique code for our company. Therefore, we are the customer of record for all Regional Bell Operating Companies’ billings, including a portion actually attributable to our wholesale services customers. It is very likely that the state commissions would require us to continue providing services to the end user customer for at least a 90-day period, regardless of whether our wholesale relationships continue or whether our wholesale services customers provide payment to us.

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

Net loss per share is calculated as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic and diluted net loss per share:
Net loss	$(11,111)	$(6,008)	$(21,494)	$(9,113)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(3,626)	(4,667)	(7,991)	(8,904)
Less deemed dividend related to beneficial conversion feature	(47)	(46)	(93)	(92)

Net loss attributable to common stockholders	$(14,784)	$(10,721)	$(29,578)	$(18,109)

Weighted average common shares outstanding	36,608,703	35,305,448	36,337,804	35,286,953

Basic and diluted net loss per share	$(0.40)	$(0.30)	$(0.81)	$(0.51)

Basic and diluted net loss per share are the same for each of the periods presented. The following table includes potentially dilutive items that were not included in the computation of diluted net loss per share for all periods presented because to do so would be anti-dilutive in each case:

	Six Months ended
	June 30,
	2004	2003
Unexercised stock options	14,219,585	12,848,745
Unexercised warrants	10,841,488	10,580,985
Mandatorily redeemable preferred stock convertible into common shares	35,702,810	24,243,545

Total potentially dilutive shares of common stock equivalents	60,763,883	47,673,275

11. LEGAL AND REGULATORY PROCEEDINGS

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

The Amended Complaint is based on the allegations that our registration statement on Form S-1, filed with the Securities and Exchange Commission (“SEC”) in connection with the IPO, contained untrue statements of material fact and omitted to state facts necessary to make the statements made not misleading by failing to disclose that the underwriters allegedly had received additional, excessive and undisclosed commissions from, and allegedly had entered into unlawful tie-in and other arrangements with, certain customers to whom they allocated shares in the IPO. The plaintiffs in the Amended Complaint assert claims against us and the D&Os pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC there under. The plaintiffs in the Amended Complaint assert claims against the D&Os pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC there under. The plaintiffs seek an undisclosed amount of damages, as well as pre-judgment and post-judgment interest, costs and expenses, including attorneys’ fees, experts’ fees and other costs and disbursements. Initial discovery has begun. We believe we are entitled to indemnification from our Underwriters.

A settlement has been reached by the respective lawyers for the plaintiffs, the issuers and insurers of the issuers. The principal terms of the proposed settlement are (i) a release of all claims against the issuers and their officers and directors, (ii) the assignment by the issuers to the plaintiffs of certain claims the issuers may have against the Underwriters and (iii) an undertaking by the insurers to ensure the plaintiffs receive not less than $1 billion in connection with claims against the Underwriters. Hence, under the terms of the settlement our financial obligations will likely be covered by insurance. Our board of directors has approved the settlement. To be binding, the settlement must be executed by the parties and thereafter submitted to and approved by the court. The settlement will not be binding upon any plaintiffs electing to opt-out of the settlement.

The Metropolitan Government of Nashville and Davidson County, Tennessee, on behalf of the Metropolitan Nashville Employee Benefit Board (collectively “Metro Nashville”), filed the foregoing lawsuit against us on September 20, 2002. The lawsuit asserted claims under Delaware Law, the Uniform Commercial Code, and state law and sought actual damages of $18 million, punitive damages of $18 million, interest, and court costs. Metro Nashville alleged that we wrongfully and improperly delayed delivery of a stock certificate, preventing Metro Nashville from selling or taking other steps to protect the value of their shares while the market price of our stock declined significantly. On May 18, 2004, we entered into a settlement agreement whereby we paid Metro Nashville $800,000 in cash and delivered to Metro Nashville 585,723 shares of our common stock. We also agreed to file on Metro Nashville’s behalf a registration statement on Form S-3 allowing resale of those shares. That registration statement became effective July 15, 2004.

On October 9, 2003, Z-Tel Communications, Inc., our wholly-owned subsidiary corporation, filed a lawsuit against SBC Communications, Inc. and several of its subsidiaries (collectively, “SBC”) in federal court in Texas, where both SBC and Z-Tel do business. The lawsuit alleges SBC’s violation of the federal antitrust laws, the Racketeering Influenced Corrupt Organizations Act (RICO), the Lanham Act, and other federal and state laws. The complaint seeks damages and an injunction against SBC. On November 20, 2003, SBC filed a motion to dismiss the complaint. On August 6, 2004, the court denied in part, and granted in part, SBC’s motion to dismiss the complaint, allowing certain antitrust, RICO, and Lanham Act claims to proceed. Although we intend to pursue our claims against SBC vigorously, we cannot predict the outcome of this litigation with any certainty.

Susan Schad, on behalf of herself and all others similarly situated, filed a class action lawsuit against Z-Tel Communications, Inc., our wholly-owned subsidiary corporation, on May 13, 2004. The lawsuit alleges that our subsidiary has engaged in a pattern and practice of deceiving consumers into paying amounts in excess of their monthly rates by deceptively labeling certain line-item charges as government-mandated taxes or fees when in fact they were not. The complaint seeks to certify a class of plaintiffs consisting of all persons or entities who contracted with Z-Tel for telecommunications services and were billed for particular taxes or regulatory fees. The complaint asserts a claim under the Illinois Consumer Fraud and Deceptive Businesses Practices Act and seeks unspecified damages, attorneys’ fees and court costs. On June 22, 2004, our subsidiary filed a notice of removal in the state circuit court action, removing the case to the federal district court for the Northern District of Illinois, Eastern Division, C.A. No. 4 C 4187. On July 26, 2004, Plaintiff filed a motion to remand the case to the state circuit court. Plaintiff’s motion is still pending. Although we believe the plaintiff’s allegations are without merit and intend to defend the lawsuit vigorously, we cannot predict the outcome of this litigation with any certainty.

The availability to Z-Tel of unbundled network elements pursuant to section 251 of the Telecommunications Act of 1996 is currently subject to considerable legal uncertainty and litigation. In particular, our access to unbundled analog switching – a key component of the Unbundled Network Element Platform combination of elements, or UNE-P – is the subject of litigation by our Bell company competitors and other incumbent local exchange carriers. In 2003, in the Triennial Review Order, the Federal Communications Commission (“FCC”) ruled that entrants like Z-Tel would be able to purchase analog switching and dedicated transport on an unbundled basis, subject to state-by-state review of whether such unbundling was needed in their states. Carriers were involved in those state-by-state proceedings when, on March 2, 2004, the D.C. Circuit Court of Appeals overturned the FCC’s decision as an improper delegation of authority to state public utility commissions. See Report and Order and Order on Remand and Further Notice of Proposed Rulemaking, Revies of Section 251 Unbundling Obligations of Incumbent Local Exchange Carriers, 18 FCC Rcd 16978 (2003) (“Triennial Review Order”), rev’d in part and remanded, United States Telecom Ass’n v. FCC, Nos. 00-1012, 00-1015, 03-1310 et al. (D.C. Cir. March 2, 2004) (“USTA II”).

The D.C. Circuit ordered that the unbundled transport and switching rules be vacated as of June 15, 2004. Both the U.S. Solicitor General and the FCC declined to appeal the case, and U.S. Supreme Court Justice William Rehnquist denied the request of Z-Tel and other CLECs for a stay of the decision. Z-Tel and a number of other competitive local exchange carriers have filed a Petition for Writ of Certiorari before the United States Supreme Court, as has the State of California and the California Public Utilities Commission. Those appeals of the USTA II litigation are currently pending before the Supreme Court, and we expect the Court to either grant or deny those petitions in the next several months.

On June 16, 2004, the D.C. Circuit decision in USTA II became effective and the FCC’s unbundling rules that were the subject of the appeal were vacated. Shortly thereafter, the largest four Bell operating companies (Verizon, BellSouth, SBC and Qwest) made several statements about their intent as to whether to continue to provide CLECs like Z-Tel access to unbundled switching (a critical component of the Unbundled Network Element Platform, or UNE-P) in certain circumstances, high-capacity loops, dedicated transport, and EELs. To varying degrees, we depend upon access to UNE-P, high capacity loops, transport and EELs to provide our services, including our new VoIP services. The National Telecommunications and Information Administration (NTIA), has stated that in order to avoid customer and CLEC dislocation, the FCC should implement interim rules that would maintain the status quo in terms of UNE availability as long as possible. It has been reported that the FCC is currently considering adopting interim UNE rules that would maintain the status quo for a certain period of time while the FCC attempts to write rules to replace those vacated by the D.C. Circuit in the USTA II opinion. Z-Tel plans to be active in these FCC proceedings, as it was during the Triennial Review proceeding in 2002 and 2003. Several state commissions are also considering options as to whether to impose unbundling obligations under state law, in the absence of federal requirements.

If the FCC does not write adequate interim and final UNE rules, or if the USTA II decision is not stayed or reversed, or if state commissions do not take action under state law, there could be an immediate, significant, adverse and material impact upon our business. ILECs might utilize the reversal of the unbundling rules to deny us access to their local networks or sharply increase the price of that access. We believe that in the event the vacated unbundling rules are not replaced by either the FCC or the state commissions, we have interconnection agreements with our principal ILEC suppliers (including Verizon, SBC, BellSouth and Qwest) that will permit us to obtain access to local network elements during the intervening time period. However, several of these Bell companies have provided us notice that they wish to renegotiate those agreements to take into account the vacating of the unbundling rules. Negotiation and arbitration of those terms is likely to take some time and could result in uncertainty as to our legal rights in the interim. It is also possible that while those negotiations are pending, any or all of those incumbent local telephone company suppliers will refuse to abide by the terms of the existing agreements or terminate those agreements outright. Z-Tel is currently evaluating all of its legal options to ensure that we can continue to meet the needs of our existing and future customers. We believe we have legal rights to purchase these elements pursuant to state law and under section 271 of the telecommunications Act of 1996, which the FCC has ruled to be a separate, alternative legal requirement for Bell companies to provide wholesale network access. However, enforcing those rights could be costly and require simultaneous litigation throughout our multi-state service area, and the final result of such litigation may or may not assure us of these alternative means of access.

Therefore, there is considerable uncertainty about the rates, terms and conditions by which we will be able to access the local networks of the ILECs at this time. This legal uncertainty can harm our business and could affect our ability to secure financing for our ongoing operations and our investment in new facilities and equipment. The uncertainty also harms our business by making it more difficult to sell our services. If ILECs attempt to impose wholesale price increases and regulators or courts do not act to stop such action, it may become uneconomic for Z-Tel to offer service in many, if not all, of the territories where we currently offer services. Z-Tel is actively considering all of its options in response to this uncertainty, which may include retail price increases, limitation or scaling back of our current business plan, reductions in overhead or staffing, as well as litigation or regulatory actions. We have and will continue to communicate these challenges to regulators and policymakers throughout the United States Government and the states.

With regard to pricing of network elements, states and the FCC are currently re-evaluating the pricing of network elements. As a result, it is possible that some states could increase or lower rates from existing levels. Currently, the incumbent local exchange carriers Verizon, BellSouth, SBC and Qwest have rate cases pending before state regulatory commissions in at least one state in each of their respective territories. Our intent is to be an active participant in many of these rate cases and any others that might be critical to our operations. The FCC is also currently reevaluating its prescribed methodology for calculating unbundled network element rates. In the 2002 Verizon v. FCC decision, the U.S. Supreme Court affirmed the FCC’s current pricing methodology, called “Total Element Long Run Incremental Cost,” or “TELRIC.” The current FCC rulemaking proposes to modify the TELRIC methodology by mandating that states set prices based upon the forward-looking costs of operating the existing network architecture of incumbent local telephone company networks. In many instances, modifying the TELRIC methodology in this way could increase the rates we pay for certain elements and result in lower rates for other elements. We believe that the FCC’s proposals to modify TELRIC are inconsistent with the Supreme Court’s decision in the Verizon case, meaning that new FCC TELRIC rules may be subject to considerable litigation if they are adopted. Finally, all four Bell companies also have pending before the FCC petitions asking that the FCC forbear from application of the “TELRIC” pricing rules for UNE-P access. Z-Tel has opposed those petitions, but by operation of law, the FCC is required to address those petitions by the end of this year.

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

12. SEGMENT REPORTING

We have two reportable operating segments: Retail Services and Wholesale Services.

The retail services segment includes our Z-LineHOME and Z-LineBUSINESS services that offer bundled local and long-distance telephone services in combination with enhanced communications features accessible, through the telephone, the Internet and certain personal digital assistants. We offer Z-LineHOME and Z-LineBUSINESS in forty-nine states. Our customers are primarily concentrated within metropolitan areas in ten states for both our Z-LineHOME and Z-LineBUSINESS services. This segment also includes our Touch 1 residential long-distance 1+ offering that is available nationwide. We have also included expenses that are associated with our VoIP offering that was launched for beta customers in May 2004.

The wholesale services segment allows companies to offer telephone exchange and enhanced services to residential and small business customers. This service is currently available in forty-nine states and Sprint is our primary customer within this line of business.

Management evaluates the performance of each business unit based on segment results. It is also important to note that we only record directly assignable expenses against the wholesale services business segment and therefore, all employee benefits, occupancy, insurance, and other indirect or corporate related expenses are reflected in the retail services business segment.

The following summarizes the financial information concerning our reportable segments for the three months ended June 30, 2004 and 2003:

	Three Months ended June 30, 2004			Three Months ended June 30, 2003
	Retail	Wholesale		Retail	Wholesale
	Services	Services	Consolidated	Services	Services	Consolidated
Revenues	$42,814	$20,983	$63,797	$55,142	$15,904	$71,046
Segment results	$(8,856)	$4,501	$(4,355)	$(2,850)	$3,265	$415
Depreciation and amortization	$5,073	$36	$5,109	$5,380	$622	$6,002
Capital expenditures	$2,311	$12	$2,323	$2,432	$223	$2,655

The following summarizes the financial information concerning our reportable segments for the six months ended June 30, 2004 and 2003:

	Six Months ended June 30, 2004			Six Months ended June 30, 2003
	Retail	Wholesale		Retail	Wholesale
	Services	Services	Consolidated	Services	Services	Consolidated
Revenues	$88,118	$44,146	$132,264	$103,111	$28,864	$131,975
Segment results	$(18,201)	$9,187	$(9,014)	$(7,097)	$10,259	$3,162
Depreciation and amortization	$9,750	$670	$10,420	$10,798	$1,231	$12,029
Capital expenditures	$4,691	$41	$4,732	$5,297	$486	$5,783
Identifiable assets	$67,344	$13,225	$80,569	$85,049	$19,852	$104,901

The following table reconciles our segment information to the consolidated financial information for the six months ended June 30, 2004 and 2003:

All 2004 and 2003 consolidated results reconcile to the consolidated financial information above with the exception of the segment results reconciled below:

	Three Months ended		Six Months ended
Reconciliation of segment results to net loss	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Consolidated segment operating income (loss)	$(4,355)	$415	$(9,014)	$3,162
Depreciation and amortization	(5,109)	(6,002)	(10,420)	(12,029)
Interest and other income	491	239	1,352	1,164
Interest and other expense	(2,138)	(660)	(3,412)	(1,410)

Net loss	$(11,111)	$(6,008)	$(21,494)	$(9,113)

13. SUBSEQUENT EVENTS

On July 26, 2004 Sprint indicated to us that they plan on committing less resources to the existing wholesale services arrangement under which we currently operate. Although Sprint is not canceling the agreement, they have indicated to us that we can expect lower sales volumes as early as August 2004. We believe that it is likely that this lower monthly sales activity will lead to an increasingly smaller wholesale subscriber base. To the extent that this proves to be the case, we will likely reduce the workforce that is currently dedicated to the Sprint relationship. We are compensated on a direct cost pass through basis by Sprint for the workforce that is dedicated to servicing the Sprint customer base. We will likely reduce this dedicated workforce in proportion to the decline in the size of the wholesale subscriber base attributable to Sprint. Our net fee income can be expected to decline should the wholesale lines in service begin to decline on an approximately proportional basis.

By letter dated July 28, 2004, the Nasdaq Stock Market, Inc. notified us that for 10 consecutive days the market value of our listed securities was below $35 million as required for continued inclusion by Nasdaq Marketplace Rule 4310(c)(2)(B)(ii). Nasdaq has given us 30 calendar days or until August 27, 2004 to regain compliance. If compliance cannot be demonstrated by that day, the Nasdaq staff will provide written notification that our common stock will be delisted. At that time we may appeal the staff’s determination to a Listing Qualifications Panel. If our shares are delisted from the Nasdaq SmallCap Market, our ability to raise additional capital may be hampered. We are planning efforts to regain compliance, including a recapitalization of our preferred shares.

On July 28, 2004, we entered into a lease agreement with Cisco Systems Capital Corporation for $1.8 million in hardware, software and professional fees that supports our VoIP initiative. The majority of this equipment was implemented during the second quarter and is currently being used to support our VoIP customer base. The lease terms are for two years with a 25% refundable deposit amount of $458,137 with two monthly payments (first and last) due immediately. At the end of the lease the equipment can be purchased for fair market value. This lease qualifies as an operating lease under the Financial Accounting Standards Board (“FASB”) No. 13, “Accounting for Leases.” As such, we will record and pay monthly lease amounts through the term of the lease in the amount of $81,177 (including taxes). For the second quarter 2004, we recorded $63,681 for professional fees and $151,733 for leased equipment expense.

On October 9, 2003, Z-Tel Communications, Inc., our wholly-owned subsidiary corporation, had filed a lawsuit against SBC Communications, Inc. and several of its subsidiaries (collectively, “SBC”) in federal court in Texas, where both SBC and we do business. The lawsuit alleges SBC’s violation of the federal antitrust laws, the Racketeering Influenced Corrupt Organizations Act (RICO), the Lanham Act, and other federal and state laws. The complaint seeks damages and an injunction against SBC. On November 20, 2003, SBC had filed a motion to dismiss the complaint. On August 6, 2004, the court denied in part SBC’s motion to dismiss the complaint, allowing certain antitrust, RICO, and Lanham Act claims to proceed. Although we intend to pursue our claims against SBC vigorously, we cannot predict the outcome of this litigation with any certainty.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with the “Selected Consolidated Financial Data,” financial statements and related notes included in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Item 1. Business,” as well as “Cautionary Statements Regarding Forward-Looking Statements,” and “Risks Related to our Financial Condition and our Business,” included in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2004. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, success and profitability of our wholesale services, dependence on key personnel, uncertainty of government regulation, legal and regulatory uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement.

OVERVIEW

We are an emerging provider of advanced, integrated telecommunications services targeted to residential and business customers. We launched our voice-over Internet protocol (“VoIP”) service to business customers in May 2004 on a beta testing basis and expect to have a residential offering available in certain markets by the fourth quarter of 2004.

Historically we have utilized the unbundled network elements platform (“UNE-P”) as the basis of delivering our primary services to our retail end users and end users of our wholesale customers. Under UNE-P we utilize various elements of the incumbent local exchange carriers’ to facilitate the delivery of our services to our own end users and the end users of our wholesale services customers.

In addition to providing our services on a retail basis, we are also providing these services on a wholesale basis. Our wholesale service offering allows other companies to have the ability to utilize our telephone exchange services, enhanced services platform, and even our infrastructure and back-office operations to provide services on a retail basis to their own end users under their own private label brand. Under such an arrangement our wholesale services customer owns the resulting base of end users and we simply earn a cost plus fee from our wholesale services customer typically structured on a per month per line in service basis.

For management purposes, we are organized into two reportable operating segments: retail services and wholesale services. The nature of our business is rapidly evolving.

In evaluating our financial condition and operating performance the most important matters on which we focus are lines in service, revenue per unit, cost per unit, bad debt expense, expenses as a percentage of revenues and results by operating segment. These measures and other analysis are discussed in detail throughout the following paragraphs and provide insight into how we analyze and review our business. Because of significant uncertainty in the regulatory environment in which we operate (created by a recent court case, See Part II, Item I, Legal Proceedings), we must monitor and respond to any negative regulatory developments.

Our second quarter 2004 financial and operating results include our investments to expand our business services unit and to prepare for our VoIP initiatives that we expect to increasingly launch over the second half of 2004.

Consistent with our plan to shift away from being an unbundled element platform (“UNE-P”) only provider, we concentrated our efforts during the second quarter on preparing for our full scale VoIP launch in the Tampa and Atlanta markets. We have a full in-house sales force operating in Tampa and Atlanta.

We focused the balance of our resources during the second quarter of 2004 on developing additional business clients on our UNE-P platform. Retail Brand Alliance (the parent of Brooks Brother’s stores, Casual Corner Group, Carolee, Adrienne Vittadini) and Crabtree & Evelyn stores have recently decided to take advantage of Z-Tel’s Managed Local Services. Importantly, we are obtaining clients within this part of our business services unit that we can potentially convert to our VoIP platform as we turn up various markets.

We also intend to increasingly convert our residential customer base from the UNE-P platform to the VoIP platform as we turn up more markets. By doing so, we think we can mitigate our reliance of the ILECs and increase our operating profitability through margin expansion. We may or may not be successful in this endeavor.

CONSOLIDATED RESULTS OF OPERATIONS

The three and six months ended June 30, 2004 compared to the same period in the prior year.

The following consolidated Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with results by segment. Key selected financial and operating data for the three and six months ended June 30, 2004 and 2003 are as follows:

	For the three months		Amount	Percentage
	ended June 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
		(In Millions)
Results of Operations:
Revenues	$63.8	$71.1	$(7.3)	(10.3)%	100.0%	100.0%

Operating expenses:
Network operations	31.2	32.1	0.9	2.8%	48.9%	45.1%
Sales and marketing	4.5	6.6	2.1	31.8%	7.1%	9.3%
General and administrative	31.7	31.9	0.2	0.6%	49.7%	44.9%
Restructuring Charge	0.8	—	(0.8)	(100.0)%	1.2%	—%
Depreciation and amortization	5.1	6.0	0.9	15.0%	8.0%	8.4%

Total operating expenses	73.3	76.6	3.3	4.3%	114.9%	107.7%

Operating loss	(9.5)	(5.5)	(4.0)	(72.7)%	(14.9)%	(7.7)%

Nonoperating income (loss):
Interest and other income	0.5	0.2	0.3	150.0%	0.8%	0.3%
Interest and other expense	(2.1)	(0.7)	(1.4)	(200.0)%	(3.3)%	(1.0)%

Total nonoperating income (loss)	(1.6)	(0.5)	(1.1)	220.0%	(2.5)%	(0.7)%

Net loss	(11.1)	(6.0)	(5.1)	(85.0)%	(17.4)%	(8.4)%
Less mandatorily redeemable convertible preferred stock dividends and accretion	(3.6)	(4.6)	1.0	21.7%	(5.6)%	(6.5)%
Less deemed dividend related to beneficial conversion feature	(0.1)	(0.1)	—	—%	(0.2)%	(0.1)%

Net loss attributable to common stockholders	$(14.8)	$(10.7)	$(4.1)	(38.3)%	(23.2)%	(15.0)%

Cash Flow Data:
Net cash used in operating activities	$(12.4)	$1.0	$(13.4)	(1,340.0)%	*	*
Net cash used in investing activities	(2.3)	(2.6)	0.3	11.5%	*	*
Net cash provided by financing activities	11.1	(1.2)	12.3	(1,025.0)%	*	*

Net decrease in cash and cash equivalents	$(3.6)	$(2.8)	$(0.8)	28.6%	*	*

	For the six months		Amount	Percentage
	ended June 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
	(In Millions)
Results of Operations:
Revenues	$132.3	$132.0	$0.3	0.2%	100.0%	100.0%

Operating expenses:
Network operations	65.3	58.9	(6.4)	(10.9)%	49.4%	44.6%
Sales and marketing	9.0	11.1	2.1	18.9%	6.8%	8.4%
General and administrative	66.2	58.9	(7.3)	(12.4)%	50.0%	44.6%
Restructuring Charge	0.8	—	(0.8)	(100.0)%	0.6%	—%
Depreciation and amortization	10.4	12.0	1.6	13.3%	7.9%	9.1%

Total operating expenses	151.7	140.9	(10.8)	(7.7)%	114.7%	106.7%

Operating loss	(19.4)	(8.9)	(10.5)	(118.0)%	(14.7)%	(6.7)%

Nonoperating income (loss):
Interest and other income	1.3	1.2	0.1	8.3%	1.0%	0.9%
Interest and other expense	(3.4)	(1.4)	(2.0)	(142.9)%	(2.6)%	(1.1)%

Total nonoperating income (loss)	(2.1)	(0.2)	(1.9)	(950.0)%	(1.6)%	(0.2)%

Net loss	(21.5)	(9.1)	(12.4)	(136.3)%	(16.3)%	(6.9)%
Less mandatorily redeemable convertible preferred stock dividends and accretion	(8.0)	(8.9)	0.9	10.1%	(6.0)%	(6.7)%
Less deemed dividend related to beneficial conversion feature	(0.1)	(0.1)	—	—%	(0.1)%	(0.1)%

Net loss attributable to common stockholders	$(29.6)	$(18.1)	$(11.5)	(63.5)%	(22.4)%	(13.7)%

Cash Flow Data:
Net cash used in operating activities	$(9.2)	$6.1	$(15.3)	(250.8)%	*	*
Net cash used in investing activities	(4.7)	(5.7)	1.0	17.5%	*	*
Net cash provided by financing activities	10.1	(2.2)	12.3	(559.1)%	*	*

Net decrease in cash and cash equivalents	$(3.8)	$(1.8)	$(2.0)	111.1%	*	*

(*) Not meaningful

Revenues. Revenues decreased by $7.3 million to $63.8 million for the three months ended June 30, 2004, compared to $71.1 million the prior year. The decrease in revenues was primarily a result of the decline in residential UNE-P lines in service by approximately 58,000 lines. This decrease was in line with our intent to make less investment in traditional consumer subscribers, instead focusing on the growth of our business and VoIP services.

Revenues increased by $.3 million to $132.3 million for the six months ended June 30, 2004, compared to $132.0 million the prior year. We experienced a decrease in consumer related revenues over this period, compared to the prior year, but this decrease was offset by a similar increase in wholesale and business revenues over the period.

The following table provides a break-down of our revenues and changes for the three and six months ended June 30, 2004 compared to the same period in 2003:

	Revenues for the three		Amount	Percentage
	months ended June 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
	(In Millions)
Residential Services	$36.0	$52.0	$(16.0)	(30.8)%	56.4%	73.1%
Business Services	4.9	0.6	4.3	716.7%	7.7%	0.8%
1+ Long Distance Services	1.9	2.6	(0.7)	(26.9)%	3.0%	3.7%
Wholesale Services	21.0	15.9	5.1	32.1%	32.9%	22.4%

Total	$63.8	$71.1	$(7.3)	(10.3)%	100.0%	100.0%

	Revenues for the six		Amount	Percentage
	months ended June 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
	(In Millions)
Residential Services	$76.1	$96.5	$(20.4)	(21.1)%	57.5%	73.1%
Business Services	8.2	1.0	7.2	720.0%	6.2%	0.8%
1+ Long Distance Services	3.9	5.6	(1.7)	(30.4)%	3.0%	4.2%
Wholesale Services	44.1	28.9	15.2	52.6%	33.3%	21.9%

Total	$132.3	$132.0	$0.3	0.2%	100.0%	100.0%

Two significant drivers impact our revenues: lines in service and average monthly revenue per unit (“ARPU.”) The more significant driver impacting our changes in revenue is the amount of lines in service. The following table provides a break-down of our lines in service:

	Average lines in service		Ending lines in service
	for the three months ended		for the three months ended
	June 30,		June 30,
	2004	2003	2004	2003
Residential Services	185,631	244,345	181,344	256,007
Business Services	39,554	4,680	46,514	5,942
1+ Long Distance Services	55,737	95,539	49,451	90,003
Wholesale Services	347,821	108,201	355,912	157,800

Total	628,743	452,765	633,221	509,752

	Average lines in service		Ending lines in service
	for the six months ended		for the six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Residential Services	193,051	229,730	181,344	256,007
Business Services	34,054	2,971	46,514	5,942
1+ Long Distance Services	61,935	98,328	49,451	90,003
Wholesale Services	326,368	106,662	355,912	157,800

Total	615,408	437,691	633,221	509,752

ARPU provides a business measure of the average monthly revenue generation attributable to each line in service. ARPU is calculated by taking total revenues divided by the number of months in the period and is divided by the average lines in service during the period. We use this measure when analyzing our retail services revenue, but not when assessing our wholesale services revenue because of the gross accounting method used to record our wholesale services revenue which makes ARPU for wholesale services a largely meaningless business measure. We believe ARPU, which calculates the average revenue per average line in service, is a useful measure to evaluate our past revenues and to assist in forecasting our future retail revenues. We also believe that this measure provides a gauge to compare and contrast our revenue streams and to compare our revenues to other communication providers that have significantly more or less subscribers than we have. The following table provides a summary of our ARPU:

	Average revenue per unit in service
	for the three months ended				Amount	Percentage
	June 30,				Change	Change
					Favorable	Favorable
	2004		2003		(Unfavorable)	(Unfavorable)
Residential Services	$64.64		$70.94		$(6.30)	(8.9)%
Business Services	$41.29		$42.74		$(1.45)	(3.4)%
1+ Long Distance Services	$11.36		$9.07		$2.29	25.3%
Wholesale Services		*		*	*	*

	Average revenue per unit in service
	for the six months ended				Amount	Percentage
	June 30,				Change	Change
					Favorable	Favorable
	2004		2003		(Unfavorable)	(Unfavorable)
Residential Services	$65.70		$70.01		$(4.31)	(6.2)%
Business Services	$40.13		$56.10		$(15.97)	(28.5)%
1+ Long Distance Services	$10.49		$9.49		$1.00	10.5%
Wholesale Services		*		*	*	*

(*) Not meaningful

The overall change in our revenues for the three and six months ended June 30, 2004 compared to the same prior year period was largely driven by our continued focus in 2004 on growing our wholesale and retail business services, preparing for the launch of our VoIP services, and to reduce our investment in the traditional consumer business. Residential UNE-P and 1+ long distance service revenues combined to decrease $16.7 and $22.1 million for the three and six months ended June 30, 2004, respectively. This was a result of our continued shift away from actively investing in our residential UNE-P business, a trend that began during mid-2003. With respect to our existing revenue streams, we intend to focus the majority of our sales and marketing investment on our business services segment and in marketing our emerging VoIP based services.

We also anticipate that our ARPU will continue to decline, perhaps materially, into the foreseeable future, primarily due to the competitive climate and planned reductions in access fees. To the extent that we are able to develop more and/or new service offerings, such as our PVA and/or Digital Subscriber Line (“DSL”), we may have some opportunity to mitigate any fundamental decrease in general levels of ARPU. We intend to invest in sales and marketing activities to attract select business customers.

Negative legal and regulatory outcomes could restrict or increase the costs of our access to ILEC networks. We would expect to respond by substantially curtailing or perhaps fully eliminating our marketing of UNE-P based services and focusing primarily on offering VoIP services, thereby reducing our reliance on the ILEC networks. We may or may not be successful in this endeavor.

As of July 21, 2004 we have approximately 43 VoIP customers in beta test with a total of 338 lines. We continue to target companies with large existing consumer and business customer bases for various forms of partnership opportunities, and we are also exploring additional distribution arrangements and delivery opportunities for our current and future services. We are also seeking additional wholesale service relationships and expect to focus our business sales on large national multi-locations business customers because we believe that our service offering is most attractive to these types of customers.

Network Operations. Network operations expense decreased by $.9 million to $31.2 million for the three months ended June 30, 2004, compared to $32.1 million the prior year. The decrease in network operations expense was primarily the result of having an overall smaller average number of lines in service for the three months ended June 30, 2004 compared to the same prior year period.

Network operations expense increased by $6.4 million to $65.3 million for the six months ended June 30, 2004, compared to $58.9 million the prior year. The overall increase was due to wholesale line growth outstripping the residential line falloff especially during the first quarter of 2004 as compared to the prior year. Our network operations expense primarily consists of fixed and variable transmission expenses for the leasing of the UNE-P components from the ILECs, domestic and international charges from service level agreements with IXCs, the Universal Service Fee and certain other regulatory charges to be consistent with industry practice. The following tables provide a detailed break-down and analysis of changes in network operations expense:

	Network Operations for the
	three months ended		Amount	Percentage	Percentage of
	June 30,		Change	Change	Network Operations
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
	(In Millions)
Residential & Business Services	$21.3	$24.1	$2.8	11.6%	68.2%	75.1%
1+ Long Distance Services	0.3	0.7	0.4	57.1%	1.0%	2.2%
Wholesale Services	9.6	7.3	(2.3)	(31.5)%	30.8%	22.7%

Total	$31.2	$32.1	$0.9	2.8%	100.0%	100.0%

	Network Operations for the
	six months ended		Amount	Percentage	Percentage of
	June 30,		Change	Change	Network Operations
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
	(In Millions)
Residential & Business Services	$43.5	$46.0	$2.5	5.4%	66.6%	78.1%
1+ Long Distance Services	0.8	1.4	0.6	42.9%	1.2%	2.4%
Wholesale Services	21.0	11.5	(9.5)	(82.6)%	32.2%	19.5%

Total	$65.3	$58.9	$(6.4)	(10.9)%	100.0%	100.0%

Our network operations expense as a percentage of revenues increased to 48.9% for three months ended June 30, 2004 compared to 45.1% in the prior year. Our network operations expense as a percentage of revenues increased to 49.4% for the six months ended June 30, 2004 compared to 44.6% in the prior year. The increase in network operations expense was primarily a result of the increase in wholesale lines in service.

The following tables provide a detail of network operations expense as a percentage of revenues by the respective revenue types.

	Network operations as a
	% of revenues for the		Amount
	three months ended June 30,		Change
			Favorable
	2004	2003	(Unfavorable)
Residential & Business Services	52.1%	45.8%	(6.3)%
1+ Long Distance Services	15.8%	26.9%	11.1%
Wholesale Services	45.7%	45.9%	0.2%

	Network operations as a
	% of revenues for the		Amount
	six months ended June 30,		Change
			Favorable
	2004	2003	(Unfavorable)
Residential & Business Services	51.6%	47.2%	(4.4)%
1+ Long Distance Services	20.5%	25.0%	4.5%
Wholesale Services	47.6%	39.8%	(7.8)%

We also analyze the average expense per unit (“AEPU”) for network operations expense, similar to the ARPU calculation for revenues. AEPU is calculated by taking total network operations expense divided by the number of months in the period and is divided by the average lines in service during the respective period. We believe AEPU, which calculates the average network operations expense per average line in service, is a useful measure to evaluate our past network operations expense and to assist in forecasting our future retail network operations expense. We also believe that this measure provides a gauge to compare our network operations expense to other communications providers that have significantly more or less subscribers than we have. The following details AEPU for retail network operations expense:

	Average network operations
	expense per unit for the
	three months ended				Amount	Percentage
	June 30,				Change	Change
					Favorable	Favorable
	2004		2003		(Unfavorable)	(Unfavorable)
Residential & Business Services	$31.53		$32.26		$0.73	2.3%
1+ Long Distance Services	$1.79		$2.44		$0.65	26.6%
Wholesale Services		*		*	*	*

	Average network operations
	expense per unit for the
	six months ended				Amount	Percentage
	June 30,				Change	Change
					Favorable	Favorable
	2004		2003		(Unfavorable)	(Unfavorable)
Residential & Business Services	$31.92		$32.95		$1.03	3.1%
1+ Long Distance Services	$2.15		$2.37		$0.22	9.3%
Wholesale Services		*		*	*	*

(*) Not meaningful

Similar to the ARPU analysis, this table excludes an analysis of wholesale services because management does not look at this measure, given that network expenses related to wholesale services are intended to be zero-margin direct cost pass-through in nature.

We do expect increases to our AEPU as a result of increased end user usage, continued geographical dispersion of customers to more expensive UNE-P pricing zones and states, an increased proportion of business lines which have a higher network operations expense per unit, and probable increased costs due to uncontrollable change within the regulatory arena relative to the rules under which we gain access to the various UNE-P elements today. We will attempt to ensure that the pricing and availability of UNE-P is conducive to our desire to compete; however, we recognize the wide-range of possibilities that could occur, including the possibility of an immediate and material adverse effect upon our business. We will also begin to experience additional fixed facility charges and additional network operation expenses as we develop and grow our VoIP offering. As stated above negative legal and regulatory outcomes could increase the costs of, or restrict altogether, gaining access to ILEC networks. We would expect to respond by substantially curtailing, or perhaps fully eliminating, our marketing of UNE-P-based services and focusing primarily on VoIP services, thereby mitigating our reliance on ILEC networks.

Sales and Marketing. Sales and marketing expense decreased $2.1 million to $4.5 million for the three months ended June 30, 2004 compared to $6.6 million the prior year. Sales and marketing expense decreased $2.1 million to $9.0 million for the six months ended June 30, 2004 compared to $11.1 million the prior year. Sales and marketing expense primarily consists of the costs of telemarketing, sending direct mail, advertising and independent sales representative commissions, sales salaries and benefits. Sales and marketing includes all salary and benefits costs paid to employees directly engaged in sales and marketing activities.

Although the sales and marketing expense decreased for the six months ended June 30, 2004 compared to the same prior year period there were several significant changes in certain line items that compose this expense as detailed below:

•	$2.0 million increase in payroll and related expense as a result of significantly growing our internal sales force to grow our business and VoIP offerings;

•	$3.5 million decrease to other discretionary marketing such as telemarketing, direct mail, and other brand awareness items;

•	$.5 million decrease in one-time and recurring commissions to independent sales contractors. This is mainly due to the corresponding decrease in residential lines.

We expect to leverage our in-house sales team in the coming months as we have grown this team to drive growth in our business and VoIP offerings and expect to reduce the use of our independent sales contractors to sell business services over the coming quarters. Our business and VoIP sales efforts may become more localized in areas in which we expect to make a substantial investment in VoIP facilities. We believe that by focusing our investment in certain areas we will maximize our network economies in making a transition from a UNE-P based access delivery method to a VoIP solution. We intend to offer additional VoIP based enhanced services, and to reduce our reliance on the incumbent local exchange carriers. Now that we have built a core in-house sales team we expect business sales to provide lower acquisition costs than we have previously experienced. As stated above, legal and regulatory matters could continue to cause us to substantially curtail or fully eliminate the marketing of our UNE-P based services.

General and Administrative. General and administrative expense primarily consists of employee salaries and benefits, outsourced services, bad debt expense, billing and collection costs, occupancy costs, legal, regulatory and provisioning costs.

General and administrative expense decreased $.2 million to $31.7 million for the three months ended June 30, 2004, compared to $31.9 million in the prior year period. General and administrative expense as a percentage of revenue increased by 4.8% to 49.7% for the three months ended June 30, 2004, compared to 44.9% in the prior year period.

The decrease in our general and administrative expense for the three months ended June 30, 2004 was primarily a result of improved collection rates that resulted in decreases to bad debt expense of $2.8 million compared to the same period in the prior year. These were partially offset by increases in sales and use tax expense of $1.0 million as well as additional legal fees due of $1.1 million for outstanding legal matters and efforts to support our position on contested regulatory issues related to UNE-P. We also had an increase in health insurance expense of $.4 million.

General and administrative expense increased $7.3 million to $66.2 million for the six months ended June 30, 2004, compared to $58.9 million in the prior year period. General and administrative expense as a percentage of revenue increased by 5.4% to 50.0% for the six months ended June 30, 2004, compared to 44.6% in the prior year period.

The specific significant changes in general and administrative expense line items for the six months ended June 30, 2004 from the same prior year period were as follows:

•	Increase in legal and professional fees - $2.3 million

•	Increase in sales and use tax expense - $1.9 million

•	Increase in stock expense for issuance of restricted stock - $0.2 million

•	Increase in wholesale service costs - $1.4 million

•	Reduction in ILEC performance credits - $2.6 million

•	Settlement for litigation related to Metro Nashville - $1.8 million

•	Accrual for payroll bonus and related expenses - $1.1 million

•	Increase in health insurance expense - $0.6 million

•	Reduction in bad debt expense - $3.5 million

•	Reduction in support fees (telephone & verification expense) - $0.9 million

•	Reduction due to New York lease settlement - $0.2 million

The increase in general and administrative expense as a percentage of revenue is partially the result of our continued investment in technology personnel and the dedication of existing resources to the continued development and expansion of our VoIP offering. We also spent significantly more on legal and regulatory fees for the six months ended June 30, 2004 compared to the prior year period due primarily to the Metro Nashville lawsuit against us, our continued anti-trust lawsuit against SBC Communications and a continued investment in supporting the legal and regulatory arguments for the continuance of the current UNE-P rules as mandated by the 1996 Telecommunications Act.

We anticipate general and administrative expenditures will continue to increase in total to support our planned expansion of service offerings for VoIP. We will continue to evaluate our operations for efficiencies and our employee staffing requirements as they relate to increased efficiencies or needs to expand our outsource services.

As stated above legal and regulatory matters could significantly increase the costs of our access to ILEC networks, if not fully eliminate our access. We would likely respond with a reduction in the number of our employees to reduce general and administrative expenses and help enable us to invest in VoIP operations. Depending on the final resolution of these regulatory matters as they relate to the pricing that we pay to other network providers, we may or may not be able to reduce enough General and Administrative expense to remain a going concern.

Restructuring Charge. We recorded a restructuring charge in the amount of $.8 million for the three and six months ending June 30, 2004 as compared to the prior year. The primary measure as part of a set of initiatives that we implemented in early June 2004 was a reduction in force of 102 employees, which in aggregate, earned a total salary of approximately $3.5 million. The reduction in force triggered the WARN Act and therefore employees received a severance of at least two months salary and benefits. We recorded the total charge for this initiative in the period ended June 30, 2004 (see Footnote 7 to our financial statements in this report).

Depreciation and Amortization. Depreciation and amortization expense decreased $.9 million to $5.1 million for the three months ended June 30, 2004, compared to $6.0 million the prior year period. Depreciation and amortization expense decreased $1.6 million to $10.4 million for the six months ended June 30, 2004, compared to $12.0 million the prior year period. Depreciation expense decreased during the three months and six months ending June 30, 2004 due to some of our equipment reaching the end of its fully depreciable life. We have generally been recording more depreciation expense than capital expenditures for several years, and consequently our depreciable capital asset base is smaller than it has been historically.

We expect to purchase additional computer equipment, switching equipment, furniture and leasehold improvements as a result of our intended VoIP expansion. We will also continually evaluate our depreciation policy with respect to our current and future network plans and the associated purchases of capital equipment. Depending on a variety of matters, including but not limited to, our success in transitioning from UNE-P to VoIP, we may or may not write-off certain assets in the future.

Interest and Other Income. Interest and other income was $0.5 million as compared to $0.2 million for the three months ending June 30, 2004 and 2003, respectively. Interest and other income was $1.3 million as compared to $1.2 million for the six months ending June 30, 2004 and 2003, respectively. Interest and other income consists of interest charged to our bundled consumer and business customers for not paying their bills on time and income from interest earned from our cash balance.

Interest and Other Expense. Interest and other expense increased $1.4 million to $2.1 million for the three months ended June 30, 2004, compared to $0.7 million the prior year period. Interest and other expense increased $2.0 million to $3.4 million for the six months ended June 30, 2004, compared to $1.4 million the prior year period. Our interest expense includes late fees for vendor payments and charges related to our working capital facility, capital leases and our other term debt obligations. The overall increase in interest and other expense for the three and six months ended June 30, 2004 compared to the prior year period was the result of increased late payment charges on vendor payments. We anticipate that interest expense may increase due to the additional availability that may be created from our new asset based loan with Textron Financial Corporation. We also expect to finance as much of our VoIP related capital expenditures as possible and we are seeking and considering additional debt offerings and other financing options in an effort to improve our liquidity in order to fund our growth initiatives for 2004.

Income Tax Benefit. No provision for federal or state income taxes has been recorded due to the full valuation allowance recorded against the net deferred tax asset for the six months ended June 30, 2004 and the same prior year period.

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

The following discussions highlight our performance within the context of these segments.

RETAIL SERVICES SEGMENT

Our retail services operating segment includes our consumer and business bundled service lines of business. This segment also includes our 1+ long-distance stand-alone offering. In mid-2003 we shifted to focusing on growing our business bundled service lines, and to only passively investing in our consumer UNE-P business. We have continued to fully harvest the 1+ long-distance stand- alone offering for maximum cash flow since its acquisition in April 2000. The following tables, in millions, summarize the results for our retail services business segment for the three and six months ended June 30, 2004, respectively compared to the prior year period:

	Retail Services Segment
	For the three months		Amount	Percentage
	ended June 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
Revenues
Bundled residential services	$36.0	$52.0	$(16.0)	(30.8)%	84.1%	94.2%
Bundled business services	4.9	0.6	4.3	716.7%	11.5%	1.1%
1+ long-distance services	1.9	2.6	(0.7)	(26.9)%	4.4%	4.7%

Total Revenues	42.8	55.2	(12.4)	(22.5)%	100.0%	100.0%
Operating expenses:
Network operations	21.6	24.8	3.2	12.9%	50.5%	44.9%
Sales and marketing	4.4	6.6	2.2	33.3%	10.3%	12.0%
Restructure Charge	0.8	—	(0.8)	(100.0)%	1.9%	—%
General and administrative	24.8	26.7	1.9	7.1%	57.9%	48.4%

Total operating expenses	51.6	58.1	6.5	11.2%	120.6%	105.3%

Segment results	$(8.8)	$(2.9)	$(5.9)	(203.4)%	(20.6)%	(5.3)%

	Retail Services Segment
	For the six months		Amount	Percentage
	ended June 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
Revenues
Bundled residential services	$76.0	$96.5	$(20.5)	(21.2)%	86.3%	93.6%
Bundled business services	8.2	1.0	7.2	720.0%	9.3%	1.0%
1+ long-distance services	3.9	5.6	(1.7)	(30.4)%	4.4%	5.4%

Total Revenues	88.1	103.1	(15.0)	(14.5)%	100.0%	100.0%
Operating expenses:
Network operations	44.3	47.4	3.1	6.5%	50.3%	46.0%
Sales and marketing	8.8	11.0	2.2	20.0%	10.0%	10.7%
General and administrative	52.4	51.8	(0.6)	(1.2)%	59.5%	50.2%
Restructure Charge	0.8	—	(0.8)	(100.0)%	0.9%	—%

Total operating expenses	106.3	110.2	3.9	3.5%	120.7%	106.9%

Segment results	$(18.2)	$(7.1)	$(11.1)	(156.3)%	(20.7)%	(6.9)%

Revenues. Revenues decreased by $12.4 million to $42.8 million for the three months ended June 30, 2004, compared to $55.2 million the prior year period. The net revenue decline in our retail business of $16.7 million is primarily related to our reduction in residential and 1+ long distance lines, for the three months ending June 30, 2004 as compared to the prior period. This was partially offset by a $4.3 million increase in our business services revenue.

Revenues decreased by $15.0 million to $88.1 million for the six months ended June 30, 2004, compared to $103.1 million the prior year period. The net revenue decline in our retail business of $22.2 million is primarily related to our reduction in residential and 1+ long distance lines, for the six months ending June 30, 2004 as compared to the prior period. This was partially offset by a $7.2 million increase in our business services revenue.

Additionally, our ARPU per bundled consumer UNE-P line decreased by $6.30 to $64.64 for the three months ended June 30, 2004, compared to $70.94 in the prior year period. Our ARPU per bundled consumer UNE-P line decreased by $4.31 to $65.70 for the six months ended June 30, 2004, compared to $70.01 in the prior year period. There were two significant factors that contributed to this change in ARPU. First, another decrease in access rates (charges that we bill to other carriers for carrying their traffic to our customers) was effective in June of 2003 but would not have been fully reflected in the second quarter 2003 numbers as compared to 2004. (A further decrease occurred in June of 2004.) Secondly, in order to react to the highly competitive telecommunication market and pricing trends we have seen significant line increases in our unlimited bundle service offerings to consumer customers. The unlimited service has a lower ARPU than some of our historical pricing plans because it includes for a fixed price, unlimited domestic and local calling, in addition to all of our enhanced services.

We expect business service lines to continue to increase throughout the year as we leverage our in-house business sales staff. Our 1+ long-distance revenue is expected to continually decrease and we expect to have some VoIP revenues, although not any meaningful amounts, during 2004. Therefore, we expect that consumer related services will continue to generate the majority of our overall revenue and cash flow during 2004, due to the size of the embedded customer base relative to the other lines of business and the rate at which they may grow.

Network Operations. Network operations expense decreased by $3.2 million to $21.6 million for the three months ended June 30, 2004, compared to $24.8 million the prior year period. Our network operations as a percentage of revenue increased by 5.6% to 50.5% for the three months ended June 30, 2004, compared to 44.9% the prior year.

Network operations expense decreased by $3.1 million to $44.3 million for the six months ended June 30, 2004, compared to $47.4 million the prior year period. Our network operations as a percentage of revenue increased by 4.3% to 50.3% for the six months ended June 30, 2004, compared to 46.0% the prior year.

The increase in network operations expense as a percentage of revenue was a result of increased long distance usage from the growth in our unlimited service offerings and increases in certain network cost elements as a result of our customer base being spread across more states and zones within those states that have less favorable pricing when compared to the states in which we had customers in the prior year period. These increases were offset by reductions to network operations expense as a result of the overall decrease in our overall retail lines in service at June 30, 2004 compared to the prior year period.

We expect network operations expense to increase in the near term as we begin to incur more VoIP expenditures and believe that the current regulatory environment surrounding UNE-P will likely result in increased per unit recurring and non-recurring costs, perhaps significantly. The expected growth across all of our service offerings will most likely drive increases to our network operations expense in 2004 and beyond. We believe that over the longer-term, however, our network costs may decrease on a per unit basis as we move from a UNE-P LEC dependent based model to a VoIP model.

Sales and Marketing. Sales and marketing expense was $4.4 million for the three months ended June 30, 2004 compared to $6.6 million for the prior year period. Sales and marketing expense was $8.8 million for the six months ended June 30, 2004 compared to $11.0 for the prior year period. The changes in our sales and marketing focus are discussed in the consolidated operations.

We expect to invest in additional headcount for our in-house business sales force and reduce our reliance on a large independent sales contractor agreement for some of our business services line growth which should result in reductions to our acquisition costs for business lines. We also expect to add more sales force related headcount in certain markets as we initiate our VoIP efforts. We anticipate an increasingly localized sales effort in certain markets as VoIP is utilized as the preferred delivery method of our service to end users.

General and Administrative. General and administrative expense decreased $1.9 million to $24.8 million for the three months ended June 30, 2004, compared to $26.7 million in the prior year. As a percentage of revenues general and administrative expense increased by 9.5% to 57.9% of revenues for the three months ended June 30, 2003 compared to 48.4% the prior year period.

The decrease in the general and administrative expense for the three months ended June 20, 2004 was primarily the result of improved collection rates that resulted in decreases to bad debt expense of $2.8 million and a decrease in ILEC performance credits received of $1.8 million as compared to the same period in the prior year. These were partially offset by increases in sales and use tax expense of $1.0 million as well as additional legal fees due of $1.1 million for outstanding legal matters and efforts to support our position on contested regulatory issues related to UNE-P. We also had an increase in health insurance expense of $.4 million.

General and administrative expense increased $0.6 million to $52.4 million for the six months ended June 30, 2004, compared to $51.8 million the prior year. As a percentage of revenues general and administrative expense increased by 9.3% to 59.5% of revenues for the six months ended June 30, 2003 compared to 50.2% the prior year period.

The overall increase in general and administrative expense for the six months ended June 30, 2004 mirrors the consolidated increases and decreases except that the ILEC gateway expenses are lower as a result of less overall residential lines which is driven by lower residential line acquisition and some decrease in cost per transaction.

The specific significant changes in general and administrative expense line items for the six months ended June 30, 2004 from the prior year period:

•	Increase in legal and professional fees - $2.3 million

•	Increase in sales and use tax expense - $1.9 million

•	Increase in stock expense for issuance of restricted stock - $0.2 million

•	Increase in hardware and software support - $0.8 million

•	Reduction in ILEC performance credits - $2.6 million

•	Settlement for litigation related to Metro Nashville - $1.8 million

•	Accrual for payroll bonus and related expenses - $1.1 million

•	Reduction in bad debt expense - $3.5 million

•	Reduction in support fees related to provisioning - $5.3 million

•	Reduction due to New York lease settlement - $0.2 million

•	Reduction to billing and collection expense - $1.3 million

Included in the retail services general and administrative expense are all employee benefits, occupancy, insurance, and other indirect or overhead-related expenses, as only directly assignable costs are recorded within our wholesale services business segment. We are in the process of reviewing and possibly adopting a methodology for internal reporting purposes that would allocate a portion of these indirect and overhead related expenses to the respective operating segments or possibly separating these expenses from each segment.

We are planning for overall line and revenue growth in 2005, and therefore expect general and administrative expense to decrease as a percentage of revenues over the longer term as a result of the leveraging of certain elements of our fixed cost structure, although we do expect an increase in overall administrative expense in raw dollars as we incur more charges for provisioning new customers and incremental administrative costs such as billing, collections, and customer care related expenses during the latter part of 2004 and into 2005.

Our overall general and administrative expenses are somewhat dependent on operational improvements to our retail customer economics. The most significant improvement over the past year was in our bad debt expense, which improved due to our improvements in our customer treatment programs which have been applied consistently to problem accounts and by targeting higher quality customers from a sales and marketing perspective. These improvements helped allow us to invest more rapidly into our business services line of business. We expect to continue focusing on growth for our business and VoIP service offerings which will likely contribute to increased general and administrative expense.

WHOLESALE SERVICES SEGMENT

Our wholesale services operating segment includes services that we provide to other companies giving them the ability to offer bundled telephony and enhanced services on a private label basis to their own residential and business customers using us as their primary platform for delivery. Our largest current customer for this service is Sprint. The following tables, in millions, summarizes the results for our wholesale services business segment for the three and six months ended June 30, 2004, respectively compared to the prior year period:

	Wholesale Services Segment
	For the three months		Amount	Percentage
	ended June 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
Revenues
Sprint	$20.6	$10.6	$10.0	94.3%	98.1%	66.7%
MCI	—	5.1	(5.1)	(100.0)%	—%	32.1%
Other	0.4	0.2	0.2	100.0%	1.9%	1.2%

Total Revenues	21.0	15.9	5.1	32.1%	100.0%	100.0%
Operating expenses:
Network operations	9.6	7.4	(2.2)	(29.7)%	45.7%	46.6%
General and administrative	6.9	5.3	(1.6)	(30.2)%	32.9%	33.3%

Total operating expenses	16.5	12.7	(3.8)	(29.9)%	78.6%	79.9%

Segment results	$4.5	$3.2	$1.3	40.6%	21.4%	20.1%

	Wholesale Services Segment
	For the six months		Amount	Percentage
	ended June 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
Revenues
Sprint	$43.7	$12.3	$31.4	255.3%	98.9%	42.6%
MCI	0.1	16.2	(16.1)	(99.4)%	0.2%	56.0%
Other	0.4	0.4	—	—%	0.9%	1.4%

Total Revenues	44.2	28.9	15.3	52.9%	100.0%	100.0%
Operating expenses:
Network operations	21.0	11.5	(9.5)	(82.6)%	47.5%	39.8%
Sales and marketing	0.1	—	(0.1)	100.0%	0.3%	—%
General and administrative	13.8	7.1	(6.7)	(94.4)%	31.2%	24.6%

Total operating expenses	34.9	18.6	(16.3)	(87.6)%	79.0%	64.4%

Segment results	$9.3	$10.3	$(1.0)	(9.7)%	21.0%	35.6%

Revenues. Revenues increased by $5.1 million to $21.0 million for the three months ended June 30, 2004, compared to $15.9 million the prior year period. Our wholesale service revenues increased to 32.9% of consolidated revenues for the three months ended June 30, 2004, compared to 22.4% in the prior year period. We signed our wholesale services agreement with Sprint in February of 2003. Sprint contributed $20.6 million of revenue for the three months ended June 30, 2004 and was our primary wholesale customer during that period. MCI, a former wholesale services customer, contributed of $5.1 million of wholesale revenues during the three months ended June 30, 2003.

Revenues increased by $15.3 million to $44.2 million for the six months ended June 30, 2004, compared to $28.9 million the prior year period. Our wholesale service revenues increased to 33.4% of consolidated revenues for the six months ended June 30, 2004, compared to 21.9% in the prior year period. Sprint contributed $43.7 million of revenue for the six months ended June 30, 2004 and was our primary wholesale customer during that period. MCI, a former wholesale services customer, contributed $16.2 million of wholesale revenues during the six months ended June 30, 2003.

On July 26, 2004 Sprint indicated to us that they plan on committing fewer resources to the existing wholesale services arrangement under which we currently operate. Although Sprint is not canceling the agreement, they have indicated to us that we can expect lower sales volumes as early as August 2004. We believe that it is likely that this lower monthly sales activity will lead to an increasingly smaller wholesale subscriber base. To the extent that this proves to be the case, we will likely reduce the workforce that is currently dedicated to the Sprint relationship. This workforce is currently compensated by Sprint at approximately our cost, in proportion to the decline in the size of the wholesale subscriber base. Our net fee income can be expected to decline should the wholesale lines in service begin to decline on an approximately proportional basis.

Network Operations. Network operations expense increased by $2.2 million to $9.6 million for the three months ended June 30, 2004, compared to $7.4 million in the prior year period. Network operations expense increased by $9.5 million to $21.0 million for the six months ended June 30, 2004, compared to $11.5 million in the prior year period.

The increases in network operations expenses for the three and six month periods were mostly attributable to an increase in Sprint wholesale lines in service in the latter part of 2003 and into 2004.

In late 2003, Sprint decided to become the customer of record for billing purposes from the ILECs for all future customers. This transition was completed by January 2004. As churn impacts the number of lines implemented before January 2004, we will expect network operations expense, and revenue, to decrease. Although, it should still be larger than the amounts reported during 2003 for part of the year as a result of the increased total lines that we are still receiving ILEC billings for. This decrease should have little to no impact on our reported segment results.

General and Administrative. General and administrative expense increased by $1.6 million to $6.9 million for the three months ended June 30, 2004, compared to $5.3 million in the prior year period. General and administrative expense increased by $6.7 million to $13.8 million for the six months ended June 30, 2004, compared to $7.1 million in the prior year period.

The significant components of this expense are very similar to the administrative expenses incurred on the retail side of our business; however, we only isolate as wholesale expenses those expenses that are directly associated with our wholesale services activity. Therefore, we have not allocated any indirect or corporate (i.e. traditional overhead) expenses, such as certain employee benefits, occupancy expenses, insurance expenses or other similar expenses to the wholesale services business segment. These expenses are all currently included within the retail services business segment. The increase in general and administrative expense is a result of increased wholesale lines in service as a result of growth attributable to Sprint.

The increase in general and administrative expense is the result of increased payroll expense, the outsourcing of certain functions to limit our cost exposure and increased non-recurring provisioning expenses to establish service for our wholesale customers. Due to the expectation that Sprint will commit less resources to the existing wholesale services arrangement under which we currently operate, we expect general and administrative expense to decrease over the remainder of 2004. We will continue to monitor our wholesale services and determine the appropriate bad debt methodology based on each individual wholesale contract, but we do not expect any material changes to our current approach.

LIQUIDITY AND CAPITAL RESOURCES

The competitive local telecommunications service business has traditionally been considered to be a relatively capital intensive business, owing to the significant investments required in fiber optic communication networks and in the collocation of switching and transmission equipment in incumbent local exchange carriers’ central offices. Although we have historically utilized UNE-P to provide our services to our own end users, we are also now developing a VoIP initiative, an alternative access method by which we can provide our services to end users. VoIP will likely involve more capital investment than the UNE-P based model typically has required. We will continue providing our UNE-P based services, but our focus will increasingly move towards utilizing VoIP as an access method whereby we will provide service to our own end users. In the second quarter of 2004, we launched VoIP in two markets: Tampa, Florida and Atlanta, Georgia. We expect to significantly expand this offering over the coming years. We expect that we will continue to devote significant amounts of our capital resources to continued operations, software development, new service offerings and marketing efforts in order to achieve an acceptable level of penetration in the markets that we target.

We have incurred accumulated losses since our inception as a result of developing our business, performing ongoing research and development, building and maintaining our network infrastructure and technology, the sale and promotion of our services, and ongoing administrative expenditures. As of June 30, 2004, we had an accumulated deficit of $340.4 million, a net tax operating loss carry forward of approximately $280.8 million, and $8.2 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, an asset based loan agreement and an initial public offering that raised net proceeds of $109.1 million, and working capital facilities.

We anticipate that we may not generate adequate cash flow over the near future to meet all of our operating, investing and financing requirements. We are actively exploring potential financing arrangements to help improve our liquidity position and to give us more flexibility in pursuing our business plan over the near future. We have the ability and intent to curtail growth initiatives and spending, including the reduction of certain discretionary capital and marketing costs or the implementation of a workforce reduction, in order to continue as a going-concern. There can be no assurance, however, that we will be able to implement our strategies or obtain additional financing under favorable terms, if at all.

Net cash used in operating activities decreased by $15.3 million to $9.2 million for the six months ended June 30, 2004, compared to $6.1 million in the prior year period. The decrease was primarily a result of the termination of our RFC agreement in favor of a new asset based loan obtained from Textron Financial Corporation in April 2004. As a result of this change, net cash from operations decreased while net cash from financing activities increased.

Our net cash used in investing activities decreased by $1.0 million to $4.7 million for the six months ended June 30, 2004, compared to $5.7 million the prior year period. The decrease was primarily attributable to the reduction in property and equipment purchases for the six months ended June 30, 2004 compared to the prior year period. We expect our capital expenditures to increase during the last half of 2004, as we plan to increasingly transition our services to a VoIP platform which is a more capital intensive service platform than UNE-P has been. We will attempt to obtain financing for these purchases, but may be unsuccessful in doing so.

Our net cash provided by financing activities increased $12.3 million to $10.1 million for the six months ended June 30, 2004 compared to $2.2 million the prior year period. The increase was primarily attributable to the execution of the Textron Financial Corporation asset based loan agreement.

We expect our total debt to increase during 2004 because of our new asset based loan that we obtained from Textron Financial in April 2004 and due to our intent to finance as much of our capital expenditures as possible over the balance of 2004 and into 2005. The Textron agreement replaced the factoring agreement that we had in place with Textron’s subsidiary company, RFC. This new agreement will be a loan as opposed to a factoring facility and will therefore be recorded as a financing transaction. The old RFC agreement had been reflected as an operating cash flow item. The new asset based loan will include more of our accounts receivable in the borrowing base calculation than was historically the case with RFC, therefore, likely providing us with some additional liquidity. This increase in financing activities will be only partially off-set by most of our existing term debt being retired by the end of third quarter of 2004. We are also attempting to obtain some type of subordinated debt agreement to provide additional financing to support our growth and new service initiatives for 2004. We may or may not be successful in doing so.

We currently have agreements with two long-distance carriers to provide transmission and termination services for all of our long distance traffic. These agreements generally provide for the resale of long distance services on a per-minute basis and contain minimum volume commitments. As a result of a settlement of a billing dispute associated with minimum volume commitments required in one of the contracts we have agreed to pay an increased per minute charge for minutes until the achievement of certain minimum minute requirements. Once we meet the new agreed upon minimum minutes we will revert to the terms of our original agreement. All other terms of the original agreement continue in full force. We believe that we will be fully in compliance with all minimum volume commitments during 2004.

ANTICIPATED SOURCES AND USES OF CASH

When we discuss cash flow throughout this section we are referring to the cash inflows and cash outflows, exclusive of fixed and overhead operating costs such as administrative payroll expenses, non-operations related payroll expenses, occupancy costs, and other costs that are of a corporate or overhead nature. These corporate overhead expenses were $17.2 and $35.0 million for the three and six months ended June 30, 2004, respectively. We believe that it is appropriate to present this information in order to help the reader understand our individual operating contribution streams, while realizing that these contribution streams must in aggregate provide enough cash flow to fund our corporate overhead expenditures.

Our retail residential UNE-P service currently generates the majority of our cash from operations. We also continue to utilize the 1+ long-distance service as a positive cash generating business, primarily because of our policy of not actively investing in it, other than the ongoing maintenance costs associated with this line of business. Our wholesale services business is also a good source of cash flow. Although not as significant in terms of overall contribution or per line operating metrics as our residential business, it provides a healthy net cash contribution on a per line basis without causing us to incur traditionally significant upfront sales and marketing costs as is typically the case with most retail marketing activities.

We expect to continue actively investing in the growth of our business services unit which could provide an increasingly positive contribution to our company by late 2004. Finally, we are continuing our revenue and access diversification as we roll-out our VoIP services, in an effort to ultimately provide services that are not largely dependent on the incumbent local exchange carriers as is the case with UNE-P. We expect to invest in this business throughout 2004 and beyond, without any significant positive net cash contribution until 2005. We believe that this increasingly diversified business model provides us with more avenues for growth opportunity and less dependence on any one model (service, access or end user) for success. We also recognize the importance of managing the timing and ongoing economics of this growth as it relates to our overall cash and financial position.

Our ongoing capital requirements will depend on several factors, including market acceptance of our services, the amount of resources that we devote to investments in our networks and facilities, the build-out of additional enterprise management centers, the ongoing development of services and brand promotions, the resources that we devote to the sales and marketing of our services, and many other factors including access to acceptable forms of lease financing. We will continue to provide our back-office services and the technology that we have developed to other companies seeking the capability of offering residential and small business telecommunications services on a private label basis to their own customers. As growth and opportunities arise, we expect to make strategic investments in technology and our network architecture and enter potential strategic alliances or partnerships with other entities. We expect to continue to finance our capital expenditures partly from internally generated cash flow and from existing facilities. We expect to see an overall increase in fixed assets across nearly all categories during 2004.

We are currently under audit by the State of New York for our sales and use and franchise taxes. In July of 2004, we received an updated summary from the State of New York stating that we owe them $2.7 million in sales and use and franchise taxes, before any possible interest or penalties, primarily due to their position that 100% of the bundled services we offer are taxable. Although this process is still on-going, we currently disagree with the State of New York’s calculation of the sales and use tax due on our bundled products and we believe that certain portions of the bundle are not subject to sales and use taxes. Our goal is to obtain an acceptable settlement with the state, and we believe that our methodology is appropriate, reasonable, and in compliance with the State of New York’s sales and use taxes laws. We have made accruals based on our best estimates of the facts, but are unable to determine the final outcome of this matter at this time.

In May 2004 we signed a settlement agreement with Metro Nashville to settle certain litigation, as discussed in Footnote “11. Legal and Regulatory Proceedings”.

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

Our overall cash position over the balance of 2004 will be dependent upon a variety of factors including, but not limited to, the actual line count levels and reported revenues over the remainder of the year, the speed with which we deploy VoIP related capital expenditures, our ability to secure reasonable forms of lease financing, and whether various operating initiates are implemented in an effort to enhance cash flows. We recognize that our growth will need to be managed very closely from a liquidity standpoint prior to achieving these expected free cash flows, as we are operating with negative working capital and expect to be concurrently pursuing several growth initiatives. We expect the next six months of 2004 to be very challenging from a cash management perspective. We currently carry a total accounts payable balance greater than we have historically and we also expect to increase our capital expenditures over historical levels. We may also incur a variety of front-end loaded expenses as we increasingly transition to VoIP, and we expect that negative cash flows may result over the short term, but should become positive during the last quarter of 2004 or during the first quarter of 2005. We will continue to finance significant capital expenditures internally, but we are working with certain vendors to obtain more generous payment terms that will provide us with more flexibility during this period. We may or may not be successful in these endeavors. If we are able to generate free cash flow we will likely reinvest this cash back into our business to fund our capital expenditures for VoIP, any additional head-count requirement and any related costs for growing certain potions of our business.

In September of 2003, we decided to postpone a company-wide salary increase. This increase was scheduled to take place in April of 2004. We have announced a plan to provide a bonus to employees that will average 5% of their pay. We currently intend to pay this bonus in December of 2004. We have been considering this as an alternative to a general increase in salaries to help coincide with the expected increased cash flows available in December of 2004. We also have used non-cash compensation such as a company-wide granting of stock options and certain key employees have received restricted stock as a way to assist with deferring the cash impact of increases in salary expenses.

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

We did not meet the fixed charge coverage ratio for the quarter ended June 30, 2004. All other covenants have been met per our agreement with Textron. Per the agreement, Textron can cancel the loan arrangement with us; however, we believe that it is unlikely that Textron would take such measures. We are working to resolve this issue without triggering a cancellation of the agreement. At current collection rates, we will collect the total amount outstanding under this facility in less than a month. We believe that Textron is adequately secured under this facility. In addition, we have already disclosed to Textron the cost saving measures recently implemented to make improvements that would allow us to meet the fixed charge coverage ratio required in future quarters.

There are also common disposition of assets limitations, capital expenditure limitations of $9.0 million per year, limits on change of control, certain notification requirements, change in management limitations and certain other restrictions. There are also certain limitations on our ability to access subordinated debt within the confines of the agreement, however; we believe the agreement provides us with flexibility for future debt financing alternatives.

We believe that this new agreement will help us to manage our short and long-term cash needs, although we are still exploring other alternatives for obtaining additional funding, including but not limited to subordinated debt and certain equity transactions. We believe that this agreement may provide some help in improving our overall working capital position. If the expected growth in our business is realized we may still have additional liquidity needs that would have to be obtained through additional financings. We also may need additional funds for our VoIP initiative which will be much more capital intensive than the UNE-P business model has been historically. The availability of cash will somewhat dictate the speed in which we will be able to roll this access method out to new markets, as there is an initial cost of at least $0.5 million in capital expenditures to establish service in each major metropolitan area. After this initial cost there are the additional costs of the customer premise equipment and installation and provisioning costs to get customers onto the service but these costs are mostly success based and will likely move in tandem with the addition of new customers but will require larger up-front payments than we currently experience to get a customer successfully provisioned under the UNE-P platform. However, in the longer-term the network costs for these customers are much lower because of the larger capital expenditures for network bandwidth which reduces future incremental costs.

Term Debt

We have $1.4 million of remaining principal term debt as of June 30, 2004, of which all but $0.1 million is currently scheduled to be fully retired in September 2004. This debt was assumed in the purchase of Touch 1 Communications, Inc., our wholly owned subsidiary, in April 2000. All of this debt is paid monthly and is at a fixed interest rate of 6.0%.

ILEC, IXC AND RELATED DISPUTED CHARGES

Since our existence we have disputed and continue to dispute significant charges from the various ILECs, IXCs, and certain other carriers providing us network services. We have a policy of treating all charges that we believe to be without merit that are still being presented on a bill to as disputes, regardless of the age of the dispute. We believe that the majority of these charges are without merit; however, we accrue for any charges that we believe represent valid charges against us. Our outstanding disputes at June 30, 2004 totaled $19.7 million. These disputes are summarized in the following table:

Outstanding
Disputes at
June 30, 2004
(In millions)
Alternatively billed services	$8.1
MCI fixed facility charges	2.3
Verizon back-billing of installation charges	2.4
Late fees for non-payment of disputed charges	3.9
All others	3.0

$19.7

Alternatively billed services are primarily charges for certain in-collect and information service calls. These disputes are largely historic in nature. We settled certain of these disputes in Texas with Southwestern Bell Telephone Company. We remit all monies collected associated with these services but do not pay the charges unless we collect from our customers. We believe that our liability related to these charges should be capped at the amount remitted by our end users, however, some of our settlements have included payments in excess of payments from our customers.

The MCI fixed facility charge dispute is over 3 years old. We have received communications from MCI that these charges are not valid and in August 2004 we have started to receive credits for these disputed amounts. So far, the total amount of credit received is $1.2 million on total disputes of $2.3 million relating to incorrect billings, taxes, surcharges and late payment fees.

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

While we can make no guarantee, we believe that we are adequately reserved for our disputes and attempt to manage our cash position to ensure that we have the necessary availability of cash to make payments which may arise out of the loss of disputes that we believe are at risk. Therefore, we believe our maximum cash exposure for these charges is $19.7 million. However, we do not believe that these charges are valid and intend to continue our dispute and non-payment of these charges. We may or may not be successful in resolving these issues satisfactorily.

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

The Amended Complaint is based on the allegations that our registration statement on Form S-1, filed with the Securities and Exchange Commission (“SEC”) in connection with the IPO, contained untrue statements of material fact and omitted to state facts necessary to make the statements made not misleading by failing to disclose that the underwriters allegedly had received additional, excessive and undisclosed commissions from, and allegedly had entered into unlawful tie-in and other arrangements with, certain customers to whom they allocated shares in the IPO. The plaintiffs in the Amended Complaint assert claims against us and the D&Os pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC there under. The plaintiffs in the Amended Complaint assert claims against the D&Os pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC there under. The plaintiffs seek an undisclosed amount of damages, as well as pre-judgment and post-judgment interest, costs and expenses, including attorneys’ fees, experts’ fees and other costs and disbursements. Initial discovery has begun. We believe we are entitled to indemnification from our Underwriters.

A settlement has been reached by the respective lawyers for plaintiffs, the issuers and insurers of the issuers. The principal terms of the proposed settlement are (i) a release of all claims against the issuers and their officers and directors, (ii) the assignment by the issuers to the plaintiffs of certain claims the issuers may have against the Underwriters and (iii) an undertaking by the insurers to ensure the plaintiffs receive not less than $1 billion in connection with claims against the Underwriters. Hence, under the terms of the settlement our financial obligations will likely be covered by insurance. Our board of directors has approved the settlement. To be binding, the settlement must be executed by the parties and thereafter submitted to and approved by the court. The settlement will not be binding upon any plaintiffs electing to opt-out of the settlement.

2.	Case No 8:02 CV 1708 T 27 MS The Metropolitan Government of Nashville and Davidson County, Tennessee, suing on behalf of Metropolitan Nashville Employee Benefit Board v Z-Tel Technologies, Inc. in the United States District Court for the Middle District of Florida filed September 20, 2002.

The Metropolitan Government of Nashville and Davidson County, Tennessee, on behalf of the Metropolitan Nashville Employee Benefit Board (collectively “Metro Nashville”), filed the foregoing lawsuit against us on September 20, 2002. The lawsuit asserted claims under Delaware Law, the Uniform Commercial Code, and state law and sought actual damages of $18 million, punitive damages of $18 million, interest, and court costs. Metro Nashville alleged that we wrongfully and improperly delayed delivery of a stock certificate, preventing Metro Nashville from selling or taking other steps to protect the value of their shares while the market price of our stock declined significantly. On May 18, 2004, we entered into a settlement agreement whereby we paid Metro Nashville $800,000 in cash and delivered to Metro Nashville 585,723 shares of our common stock. We also agreed to file on Metro Nashville’s behalf a registration statement on Form S-3 allowing resale of those shares. That registration statement became effective July 15, 2004.

3.	C.A. No5:03CV229, Z-Tel Communications Inc. v. SBC Communications, Inc., in the United States District Court for the Eastern District of Texas, filed October 9, 2003.

On October 9, 2003, Z-Tel Communications, Inc., our wholly-owned subsidiary corporation, filed a lawsuit against SBC Communications, Inc. and several of its subsidiaries (collectively, “SBC”) in federal court in Texas, where both SBC and Z-Tel do business. The lawsuit alleges SBC’s violation of the federal antitrust laws, the Racketeering Influenced Corrupt Organizations Act (RICO), the Lanham Act, and other federal and state laws. The complaint seeks damages and an injunction against SBC. On November 20, 2003, SBC filed a motion to dismiss the complaint. On August 6, 2004, the court denied in part, and granted in part, SBC’s motion to dismiss the complaint, allowing certain antitrust, RICO, and Lanham Act claims to proceed. Although we intend to pursue our claims against SBC vigorously, we cannot predict the outcome of this litigation with any certainty.

4.	Report and Order on Remand and Further Notice of Proposed Rulemaking, Review of Section 251 Unbundling Obligations of Incumbent Local Exchange Carriers, 18 FCC Rcd 16978 (2003) (“Triennial Review Order”), rev’d in part and remanded, United States Telecom Ass’n v. FCC, Nos. 00-1012, 00-1015, 03-1310 et al. (D.C. Cir. March 2, 2004) (“USTA II”)

In September 2003, the Federal Communications Commission (“FCC”) released its final decision in the Triennial Review proceeding. Among numerous other matters, the FCC ruled that entrants like us would be able to purchase dedicated transport (utilized in enhanced extended loops or “EELs”) and analog switching (utilized in UNE-P) on an unbundled basis, subject to state-by-state review by state public utility commissions of whether such unbundling was needed in their states. On March 2, 2004, the D.C. Circuit Court of Appeals overturned the FCC’s decision as an improper delegation of authority to state public utility commissions. The D.C. Circuit ordered that the unbundled transport and switching rules be vacated as of June 15, 2004. Both the U.S. Solicitor General and the FCC have declined to appeal the case, and U.S. Supreme Court Justice William Rehnquist has refused to issue a stay of the decision. We and other Competitive Local Exchange Carriers have appealed the case to the U.S. Supreme Court. This Circuit Court decision could have a material adverse effect on our business. For additional information see Footnote 11 to our financial statements in this report and the sections entitled “Government Regulation” and “Risks Relating to Our Financial Condition and Our Business” contained in our Annual Report on Form 10-K for the year ended December 31, 2003 filed March 30, 2004.

5.	C.A. No. 04CH07882, Susan Schad, on behalf of herself and all others similarly situated, v. Z-Tel Communications, Inc., In the Circuit Court of Cook County, Illinois, Illinois County Department, Chancery Division, filed May 13, 2004;

C.A. No. 4 C 4187, Susan Schad, on behalf of herself and all others similarly situated, v. Z-Tel Communications, Inc., In the United States District Court for the Northern District of Illinois, Eastern Division.

Susan Schad, on behalf of herself and all others similarly situated, filed a class action lawsuit against Z-Tel Communications, Inc., our wholly-owned subsidiary corporation, on May 13, 2004. The lawsuit alleges that our subsidiary has engaged in a pattern and practice of deceiving consumers into paying amounts in excess of their monthly rates by deceptively labeling certain line-item charges as government-mandated taxes or fees when in fact they were not. The complaint seeks to certify a class of plaintiffs consisting of all persons or entities who contracted with Z-Tel for telecommunications services and were billed for particular taxes or regulatory fees. The complaint asserts a claim under the Illinois Consumer Fraud and Deceptive Businesses Practices Act and seeks unspecified damages, attorneys’ fees and court costs. On June 22, 2004, our subsidiary filed a notice of removal in the state circuit court action, removing the case to the federal district court for the Northern District of Illinois, Eastern Division, C.A. No. 4 C 4187. On July 26,

2004, Plaintiff filed a motion to remand the case to the state circuit court. Plaintiff’s motion is still pending. Although we believe the plaintiff’s allegations are without merit and intend to defend the lawsuit vigorously, we cannot predict the outcome of this litigation with any certainty.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 18, 2004, we issued 585,723 shares of our common stock to Metropolitan Nashville Employee Benefit Board in private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares were issued in settlement of a lawsuit. At the time of issuance, the shares had a market value of approximately $749,725. No discounts or commissions were allowed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders held on May 20, 2004, the following proposal was adopted by the margins indicated:

     1. To elect the following individuals to the Board of Directors to hold office until their successors are elected and qualified:

	Number of Shares
Nominee	For	Withheld
Charles D. McDonough	34,461,062	21,278
Richard F. LaRoche, Jr.	34,461,027	21,278
W. Andrew Krusen	34,461,062	21,243

The terms of office of the following other directors continued after the meeting.

D. Gregory Smith Jeffrey A. Bowden (Mr. Bowden subsequently resigned) Lawrence C. Tucker John K. Aurell Andrew C. Cowen Charles D. Hyman

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Z-Tel, as amended. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 13, 2001.

3.2	Amended and Restated Bylaws of Z-Tel. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

4.2	See Exhibits 3.1 and 3.2 of this Form for provisions of the Amended and Restated Certificate of Incorporation, as amended, and our Bylaws defining rights of security holders.

4.3	Stock Purchase Agreement, dated July 6, 2000, by and between us and the various purchasers of our Series D Convertible Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

4.4	Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions relating to our Series D Convertible Preferred Stock, as amended March 13, 2003.

EXHIBIT
NUMBER	DESCRIPTION
Incorporated by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed on August 14, 2000, and (the amendment) to Exhibit 4.20 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

4.5	From of Registration Rights Agreement by and between us and each of the purchasers of our Series D Convertible Preferred Stock. Incorporated by reference to the correspondingly numbered exhibits to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

4.6	Form of Warrant for the purchase of shares of our common stock by each of the purchasers of our Series D Convertible Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

4.7	Stock and Warrant Purchase Agreement, dated October 19, 2000, by and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.8	Amended and Restated Certificate of Designation of 8% Convertible Preferred Stock, Series E, Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Such Series of Preferred Stock, as amended March 13, 2003. Incorporated by reference to Exhibit 4.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 13, 2001, and (the amendment) to Exhibit 4.21 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

4.9	Registration Rights Agreement between and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.10	Warrant issued to The 1818 Fund III, L.P. for the purchase of shares of our common stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.11	Certificate of Designation of Series F Junior Participating Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

4.12	Rights Agreement dated as of February 19, 2001 between us and American Stock Transfer Trust Company, as Rights Agent. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001. The agreement was amended July 2, 2001 to reflect the issuance of the Series G Preferred Stock.

4.13	Stock and Warrant Purchase Agreement, dated as of July 2, 2001, by and between us, D. Gregory Smith, and others. Incorporated by reference to Exhibit 1 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.14	Warrant for the Purchase of Shares of Common Stock of Z-Tel, dated as of July 2, 2001. Incorporated by reference to Exhibit 2 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.15	Certificate of Designation for the Series G Preferred Stock. Incorporated by reference to Exhibit 3 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.16	Backup Purchase Agreement, dated as of July 2, 2001, by and among Z-Tel Communications, Inc., a Delaware corporation and our wholly owned subsidiary, Touch 1 Communications, Inc., an Alabama corporation and our wholly owned subsidiary, D. Gregory Smith and others. Incorporated by reference to Exhibit 4 to Amendment No. 1 of the Schedule 13D filed July 12,

EXHIBIT
NUMBER	DESCRIPTION
2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.17	Additional Investor Registration Rights Agreement, dated as of July 2, 2001, between Z-Tel, D. Gregory Smith and others. Incorporated by reference to Exhibit 5 to the Schedule 13D filed July 24, 2001 with respect to our common stock by, among other persons, D. Gregory Smith.

4.18	Voting Agreement, dated as of June 29, 2001, between us and certain of our stockholders. Incorporated by reference to Exhibit 5 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.19	Employee Stock Restriction Agreement, dated September 1, 1998, by and between us and D. Gregory Smith. Incorporated by reference to Exhibit 7 to the Schedule 13D filed July 24, 2001 with respect to our common stock by, among other persons, D. Gregory Smith.

10.2.1	1998 Equity Participation Plan. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

10.2.2	2000 Equity Participation Plan. Incorporated by reference to Appendix B to our Preliminary Proxy Statement filed on April 14, 2000, with the following amendment effective May 31, 2001:

Section 2.1(a) of the Plan is hereby amended in its entirety to read as follows:

The shares of stock subject to Options, awards of Restricted Stock, Performance Awards, Dividend Equivalents, awards of Deferred Stock, Stock Payments or Stock Appreciation Rights shall be Common Stock, initially shares of the Company’s Common Stock, par value $0.01 per share. The aggregate number of such shares which may be issued upon exercise of such options or rights or upon any such awards under the Plan shall be Four Million Five Hundred Thousand (4,500,000) plus an annual increase to be added on the first day of the Company’s fiscal year beginning in 2001 equal to the lesser of (i) Three Million (3,000,000) shares of the Company’s Common Stock, (ii) 6% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board. The shares of Common Stock issuable upon exercise of such options or rights or upon any such awards may be either previously authorized but unissued shares or treasury shares

10.3	Employment Agreement of D. Gregory Smith, dated July 30, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002.

10.4	Loan and Security Agreement, dated April 22, 2004, by and between Textron Financial Corporation and Z-Tel. Incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-3 (File No. 333-116747), originally filed June 22, 2004, as amended and as effective July 15, 2004.

10.5	Form of Indemnification Agreement for our executive officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.6	Employment Agreement of Horace J. Trey Davis III, dated August 14, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 17, 2004. By resolution of the Compensation Committee of the Board of Directors Mr. Davis’ annual salary was increased to $200,000 effective May 6, 2003.

10.7	Employment Agreement of J. Bryan Bunting, dated August 14, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002.

EXHIBIT
NUMBER	DESCRIPTION
10.8	Employment Agreement of Charles W. McDonough, dated August 14, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002.

10.9	Employment Agreement of Robert A. Curtis, dated July 30, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed on November 14, 2002.

10.11	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. and William F. Corman (First Revocable Trust). Incorporated by reference to the correspondingly numbered exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.12	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. and James F. Corman. Incorporated by reference to the correspondingly numbered exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.13	Agreement for Resale of Local Wireline Telecommunications Services and Provision of Ancillary Services, dated February 4, 2003, between Z-Tel Communications, Inc. and Sprint Communications L.P. Incorporated by reference to Exhibit 10.14 of our Annual report on Form 10-K for the year ended December 31, 2003, filed March 30, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

(b) Reports on Form 8-K

     On May 13, 2004, we filed a Form 8-K in connection with our earnings release and earnings conference call on that date. On June 11, 2004, we filed a Form 8-K to disclose a cost reduction initiative.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 12th day of August 2004.

Z-TEL TECHNOLOGIES, INC.
(Registrant)

By: /s/ Horace J. Davis III
Senior Vice-President – Chief Financial Officer
(Authorized officer of Registrant and principal financial and accounting officer)