Form 10-Q
period 2004-09-30
Z TEL TECHNOLOGIES INC
filed 2004-11-15
CIK 1096509

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

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

Yes [  ] No [X]

The number of shares of the Registrant’s Common Stock outstanding as of November 11, 2004 was approximately 41,711,821.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS)

	September 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$4,739	$12,013
Accounts receivable, net of allowance for doubtful accounts of $10,086 and $13,804	24,192	24,600
Prepaid expenses and other current assets	2,605	7,664

Total current assets	31,536	44,277
Property and equipment, net	28,247	39,069
Intangible assets, net	915	2,287
Other assets	3,947	3,820

Total assets	$64,645	$89,453

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$57,305	$59,230
Deferred revenue	7,750	11,068
Current portion of long-term debt and capital lease obligations	6,430	5,017
Asset based loan	12,539	—

Total current liabilities	84,024	75,315
Long-term deferred revenue	133	361
Long-term debt and capital lease obligations	54	514

Total liabilities	84,211	76,190

Mandatorily redeemable convertible preferred stock, $.01 par value; 50,000,000 shares authorized; 8,855,089 issued; 8,143,561 and 8,738,422 outstanding (aggregate liquidation value of $158,491 and $158,779)	146,661	144,282

Commitments and contingencies (Notes 10 and 13)
Stockholders’ deficit:
Common stock, $.01 par value; 150,000,000 shares authorized; 39,126,893 and 36,186,686 shares issued; 38,751,343 and 35,845,136 outstanding	391	362
Notes receivable from stockholders	(3,870)	(1,121)
Unearned stock compensation	(525)	—
Additional paid-in capital	188,880	189,008
Accumulated deficit	(350,715)	(318,880)
Treasury stock, 341,550 shares at cost	(388)	(388)

Total stockholders’ deficit	(166,227)	(131,019)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ deficit	$64,645	$89,453

The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues	$60,912	$82,716	$193,176	$214,691

Operating expenses:
Network operations, exclusive of depreciation and amortization shown below	30,427	39,738	95,699	98,590
Sales and marketing	4,689	3,589	14,319	14,700
General and administrative	27,274	35,621	92,776	94,471
Restructuring charge	3,223	—	4,029	—
Depreciation and amortization	5,032	5,837	15,452	17,866

Total operating expenses	70,645	84,785	222,275	225,627

Operating loss	(9,733)	(2,069)	(29,099)	(10,936)

Nonoperating income (expense):
Interest and other income	712	494	1,993	1,658
Interest and other expense	(1,321)	(978)	(4,729)	(2,388)

Total nonoperating expense	(609)	(484)	(2,736)	(730)

Net loss	(10,342)	(2,553)	(31,835)	(11,666)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(5,198)	(3,707)	(13,189)	(12,611)
Less deemed dividend related to beneficial conversion feature	(90)	(46)	(183)	(138)

Net loss attributable to common stockholders	$(15,630)	$(6,306)	$(45,207)	$(24,415)

Weighted average common shares outstanding	37,650,231	35,368,759	36,778,508	35,340,089

Basic and diluted net loss per share	$(0.42)	$(0.18)	$(1.23)	$(0.69)

The accompanying notes are an integral part of these consolidated financial statements.

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME
(UNAUDITED)
(IN THOUSANDS EXCEPT FOR SHARE DATA)

	Common Stock		Notes Receivable	Unearned	Additional			Total
			from	Stock	Paid-In	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Stockholders	Compensation	Capital	Deficit	Stock	Deficit
Balance, December 31, 2003	35,845,136	$362	$(1,121)	$—	$189,008	$(318,880)	$(388)	$(131,019)
Exercise of stock options	372,480	4			486			490
Exercise of warrants	37,714	—						—
Issuance of common stock for settlement	585,723	6			743			749
Issue common restricted stock	365,000	4		(525)	1,036			515
Conversion of mandatorily redeemable convertible preferred stock to common	1,545,290	15			10,036			10,051
Repayment of notes receivable			251					251
Issuance of notes receivable (SipStorm)			(3,000)					(3,000)
Mandatorily redeemable convertible preferred stock dividends and accretion					(12,429)			(12,429)
Net loss						(31,835)		(31,835)

Balance, September 30, 2004	38,751,343	$391	$(3,870)	$(525)	$188,880	$(350,715)	$(388)	$(166,227)

The accompanying notes are an integral part of these consolidated financial statements

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(31,835)	$(11,666)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,452	17,866
Provision for bad debts	5,017	12,009
Expense charged for granting of restricted stock	1,255	—
(Gain) loss on sale of equipment	—	44
Expense charged for granting stock options		123
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,549)	(10,443)
(Increase) decrease in prepaid expenses	5,059	670
(Increase) decrease in other assets	(167)	781
Increase (decrease) in accounts payable and accrued liabilities	(1,925)	1,912
Increase (decrease) in deferred revenue	(3,546)	(1,258)

Total adjustments	16,596	21,704

Net cash (used in) provided by operating activities	(15,239)	10,038

Cash flows from investing activities:
Purchases of property and equipment	(6,258)	(7,731)
Principal repayments received on notes receivable	40	27

Net cash used in investing activities	(6,218)	(7,704)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(4,047)	(4,285)
Payment of preferred stock dividends	(3)	(72)
Principal repayments received on notes receivable issued for stock	191	468
Proceeds from asset based loan	12,539	—
Proceeds from stand by credit facility	5,000	—
Proceeds from exercise of stock options and warrants	503	62

Net cash provided by (used in) financing activities	14,183	(3,827)

Net decrease in cash and cash equivalents	(7,274)	(1,493)
Cash and cash equivalents, beginning of period	12,013	16,037

Cash and cash equivalents, end of period	$4,739	$14,544

     The accompanying notes are an integral part of these consolidated financial statements

Z-TEL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(ALL TABLES ARE IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

NOTE 1. NATURE OF BUSINESS

(a) Description of Business

Z-Tel Technologies, Inc. and subsidiaries (“Z-Tel,” “we” or “us”) is a provider of advanced, integrated telecommunications services targeted to consumer (residential) and business subscribers. We offer local and long distance telephone services in combination with enhanced communications features accessible through the telephone, the Internet and certain personal digital assistants. We offer our Z-LineHOME® and Z-LineBUSINESS® services in forty-nine states. Our customers are primarily concentrated in ten states. We also provide long-distance telecommunications services to customers nationally.

We introduced our wholesale services during the first quarter of 2002. This service provides other companies with the opportunity to provide local, long-distance and enhanced telephone service to their own residential and business end user customers on a private label basis by utilizing our telephone exchange services, enhanced services platform, infrastructure and back-office operations.

Historically we have utilized the unbundled network elements platform (“UNE-P”) as the primary basis of delivering our services to our retail end users and end users of our wholesale customers. Under UNE-P we utilize various unbundled elements of the incumbent local exchange carriers to facilitate the delivery of our services to end users.

(b) Liquidity and capital resources

We have a limited operating history and our operations are subject to certain risks and uncertainties, particularly related to the evolution of the regulatory environment, which impacts our access to and cost of the network elements that we utilize to provide services to our customers, access to adequate financing, and competition within the industry.

We have incurred significant losses since our inception, resulting in an accumulated deficit at September 30, 2004 of approximately $350.7 million. We also had total liabilities recorded at September 30, 2004 of approximately $84.2 million. We experienced positive cash flows from operations for the three months ended March 31, 2004, but experienced negative cash flows from operations for the past two quarters.

The company’s reported cash position declined on a net basis for the three months and nine months ended September 30, 2004 by approximately $3.4 and $7.3 million respectively.

At September 30, 2004, we had cash on hand of approximately $4.7 million. In addition, we have an asset based loan facility with Textron Financial Corporation (“Textron”), which provides us with up to $25 million to fund operations. We were utilizing $12.5 million as of September 30, 2004, which was approximately the maximum then available to us under the loan availability calculation. We did not meet the fixed charge coverage ratio for the quarter ended June 30, 2004 or September 30, 2004. All other financial covenants have been met per our agreement with Textron. Per the agreement, Textron can cancel the loan arrangement with us; however, we believe that it is unlikely that Textron would take such measures. We are working to resolve this issue without triggering a cancellation of the agreement. At current collection rates, we will collect the total amount outstanding under this facility in just over a month. We believe that Textron is adequately secured under this facility. In addition, we have already disclosed to Textron the cost saving measures recently implemented that would allow us to meet the fixed charge coverage ratio required in future quarters. Textron has advised us that additional interest at a rate of 300 basis points per annum will be effective as of October 4, 2004.

On August 24, 2004, we entered into a $15 million Standby Credit Facility Agreement with The 1818 Fund III, L.P., which is one of a family of funds managed by Brown Brothers Harriman. On August 25, 2004, we were advanced $5 million pursuant to the credit facility. Loans under the credit facility are represented by a Senior Unsecured Promissory Note bearing interest at 9.95% annually. The note matures March 31, 2006, but under certain circumstances may be extended by the company until August, 2006. As of the quarter ended September 2004, we did not meet a “cross-default” covenant due to the non-compliance with the Textron asset based loan facility. Per the standby credit facility agreement, this could trigger an immediate demand of payment upon notice by The 1818 Fund. Upon discussions with The 1818 Fund a waiver was signed that indicates they will not require immediate payment within the next 90 days. This loan has been reclassified to short term on the balance sheet.

A Nasdaq Listing Qualifications Hearing Panel has granted us a temporary exception from shareholders' equity/$35 million market value of listed securities/net income and minimum bid price requirements for continued listing on The Nasdaq SmallCap Market, subject to certain conditions, including submission of documentation indicating compliance with all the requirements for continued listing on the SmallCap Market before expiration of the exception. The exception expires December 1, 2004. If Z-Tel meets the terms of the exception, our shares will continue to be listed on the SmallCap Market. We have plans in place, including a tender offer to our preferred shareholders and a reverse stock split, to meet the terms of the exception, but we cannot assure the success of those plans. Commencing Monday November 8, 2004 and for the duration of the exception, the trading symbol for Z-Tel’s shares will be “ZTELC.”

As a result of these current negative impacts there may be a significant doubt about our ability to continue as a going concern.

(c) Change of Management

On August 25, 2004, then president and chief executive officer and Board member D. Gregory Smith and then chief technology officer and Board member Charles W. McDonough resigned from their positions to found a new company. Messrs. Smith and McDonough intend to pursue certain product and business initiatives that were under development in our Atlanta technology center at the time of their resignation. Z-Tel’s Board of Directors authorized us to negotiate an agreement with Messrs. Smith and McDonough defining the specific activities, assets and personnel to be transferred to the new company and other terms of the transaction. The Board has appointed Trey Davis as Acting Chief Executive Officer and Executive Vice President. Mr. Davis will retain his present duties as Chief Financial Officer. The Board also appointed Frank Grillo as Acting Chief Operating Officer and Executive Vice President.

Subsequent to the change of management, several actions have been initiated to improve the overall operating cash flow of the company. The most significant was a change in our direction that reduced the focus on enhanced services development and increased the focus on building our customer base, revenue streams and continuing VoIP deployment plans. This involved a reduction in force that occurred in September 2004 to help align our cost structure with our new direction.

NOTE 2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and are in the form prescribed by the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. The interim unaudited financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2003, included in our Annual Report on Form 10-K filed with the SEC on March 30, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

(a) Reclassification

Certain amounts in the consolidated statements of operations for the three and nine months ended September 30, 2003 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2004.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

(a) Significant Accounting Policies

Our significant accounting policies are included in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

(b) Stock-based compensation

We account for our stock option plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and comply with the disclosure provisions of Statements of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS 123, Accounting for Stock-Based Compensation.” As such, we record compensation expense on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Additionally, if a modification is made to an existing grant, any related compensation expense is calculated on the date both parties accept the modification and recorded on the date the modification becomes effective.

The following table illustrates, in accordance with the provisions of SFAS No. 148, the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (encompassing the impacts of both stock option and restricted stock grants).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(15,630)	$(6,306)	$(45,207)	$(24,415)
Add: Stock based compensation included in net loss	371	—	516	—
Deduct: Total stock based employee compensation determined under the fair value based method for all awards	(744)	(791)	(2,543)	(5,188)

Net loss attributable to common stockholders, pro forma	$(16,003)	$(7,097)	$(47,234)	$(29,603)

Basic and Diluted Net Loss
Per Common Share
As reported	$(0.42)	$(0.18)	$(1.23)	$(0.69)
Pro forma	$(0.43)	$(0.20)	$(1.28)	$(0.84)

We calculated the fair value of each grant on the date of grant using the Black-Scholes option pricing model. In addition to there being no payments of dividends on our common stock, the following assumptions were used for each respective period:

	For the three months		For the nine months
	ended September 30,		ended September 30,
	2004	2003	2004	2003
Discount Rate	N.A.	2.5%	3.1%	2.6%
Volatility	N.A.	97.3%	98.3%	97.0%
Average Option Expected Life	5 years	5 years	5 years	5 years

There were no stock option grants in the third quarter of 2004 so the discount rate and volatility percentage are shown as “Not Applicable” (N.A). Incremental shares of common stock equivalents are not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.

(c) Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128, Earnings per Share.” EITF 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share (“EPS”). The consensus reached by the EITF in this Issue is effective for reporting periods beginning after March 31, 2004. We adopted EITF Issue No. 03-06 during the quarter ended June 30, 2004. There was no impact of the adoption on the computation of EPS, as the effect is anti-dilutive. In periods of net income, we will utilize the two-class method of computing EPS.

NOTE 4. WHOLESALE SERVICES

In February 2003, we executed an agreement providing for the resale of our local wire line telecommunications services and for the provisioning of ancillary services with Sprint. Under this agreement, we provide Sprint access to our Web-integrated, enhanced communications platform and operational support systems. We are the primary obligor for certain underlying expenses that are incorporated into our pricing in connection with the agreement and therefore, are recording revenues using a gross presentation. This accounting method results in revenue being recorded for certain per-line, per-minute, and direct costs and the corresponding expenses being recorded in the appropriate operating expense line. As a result of this accounting treatment, increases or decreases in pricing or volume that impact certain direct costs that are incurred in connection with this agreement would have little or no impact on net income, as the amount is recorded in an equivalent amount in both revenue and expense. Our wholesale services agreement with Sprint is non-exclusive in nature.

As of September 30, 2004, under our contract with Sprint, we had approximately $1.9 million of deferred revenue recorded, of which $0.1 million is recorded as long-term deferred revenue.

Sprint revenues were 30.9% of total revenues for the three months ended September 30, 2004, as compared to 27.5% for the prior year period. Sprint revenues were 32.3% of total revenues for the nine months ended September 30, 2004, as compared to 16.3% for the prior year period.

NOTE 5. ACCOUNTS RECEIVABLE AGREEMENT

In April 2004, we signed a three-year asset based loan facility with Textron Financial Corporation (“Textron”). This agreement provides us with an availability to borrow up to $25 million at a 6% interest rate. Our overall availability is based on the eligibility of our accounts receivable, subject to certain limitations and advance rates. The new asset based loan facility is expected to provide us with additional liquidity because it includes residential, business and wholesale accounts receivable while our prior arrangement with RFC Capital Corporation (“RFC”) only included certain portions of our accounts receivable. We believe that this new agreement may provide us with additional working capital financing flexibility to help facilitate the growth of our business, to the extent growth materializes in our business.

This agreement has three primary quarterly financial covenants: a fixed charge coverage ratio, accounts receivable turnover requirement and an unfunded capital expenditures cap. The ratio requirements begin low and increase each quarter through December 31, 2004 and then remain constant. We did not meet the fixed charge coverage ratio for the quarters ended June 30, 2004 and September 30, 2004. All other financial covenants have been met per our agreement with Textron. Per the agreement, Textron can cancel the loan arrangement with us; however, we believe that it is unlikely that Textron would take such measures. At current collection rates, we will collect the total amount outstanding under this facility in just over a month. We believe that Textron is adequately secured under this facility. Textron notified us on October 1, 2004 that they would be charging an additional interest rate of 300 basis points starting on October 4, 2004 due to the fixed charge coverage ratio not being met.

There are also disposition of asset limitations, limits on change of control, certain notification requirements, change in management limitations and certain other restrictions. There are also certain limitations on our ability to access subordinated debt within the confines of the agreement; however, we believe the agreement will provide us with flexibility for future debt financing alternatives. Under the amended asset based loan structure with Textron, we had an outstanding loan balance to Textron of approximately $12.5 million at September 30, 2004.

NOTE 6. STANDBY CREDIT FACILITY

On August 24, 2004, we entered into a $15 million Standby Credit Facility Agreement with The 1818 Fund III, L.P. (“The 1818 Fund”), which is one of a family of funds managed by Brown Brothers Harriman. On August 25, 2004, we were advanced $5 million pursuant to the credit facility. Loans under the credit facility are represented by a Senior Unsecured Promissory Note bearing interest at 9.95% annually. The note matures March 31, 2006, but under certain circumstances may be extended by the company until August, 2006.

As of September 2004, we did not meet a “cross-default” covenant due to the non-compliance with the Textron asset based loan facility. Per the standby credit facility agreement, this could trigger an immediate demand of payment upon notice by The 1818 Fund. Upon discussions with The 1818 Fund, a waiver was signed that indicates they will not require immediate payment within the next 90 days. This loan has been reclassified to short term on the balance sheet.

NOTE 7. INTANGIBLE ASSETS

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we reassessed the expected useful lives of existing intangible assets. This reassessment resulted in no changes to the expected useful lives of our intangible assets. We only have one intangible asset as of September 30, 2004.

Summarized below is our only recorded intangible asset that will continue to be amortized under SFAS No. 142. It is a customer list that was acquired in April of 2000 in connection with our acquisition of Touch 1 Communications, Inc. (“Touch1”).

	September 30, 2004
	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets
Intangible asset subject to amortization:
Customer list — standalone 1+	$9,145	$8,230	$915

The following table presents current and expected amortization expense of the existing intangible asset as of September 30, 2004 for each of the following periods:

Aggregate amortization expense:
For the nine months ended September 30, 2004	$1,372
Expected amortization expense for the remainder of 2004	$457
Expected amortization expense for the year ending December 31, 2005	$458

NOTE 8. RESTRUCTURING CHARGES

On May 17, 2004, a termination agreement was signed for our New York office lease on which we had previously recorded a lease abandonment charge. The settlement included a $90,000 payment in lieu of the remaining balance of $299,545 previously recorded as a lease abandonment charge. The settlement payment consisted of a one-time payment of $30,000, paid at the time of agreement, and three promissory notes of $20,000 payable on November 1, 2004, May 1, 2005 and August 30, 2005, respectively. All other expenses associated with this restructuring have been paid in full.

In June 2004, we approved and implemented a restructuring to improve our future cash flows and operating earnings. The restructuring included a reduction in work force. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” the restructuring costs were considered a “One-Time Termination Benefit” and as such we recognized the restructuring costs as a liability at the communication date of June 8, 2004. The restructuring charge included termination benefits in connection with the reduction in force of 102 employees. The total charge taken in the second quarter of 2004 was $0.8 million of which approximately $40,000 was paid in the second quarter. The majority of the remainder of termination benefits were paid in full at the end of August 2004.

In September 2004, we approved and implemented a restructuring based on the change in management that occurred on August 25, 2004 and the subsequent change in business focus. The restructuring included a reduction in force of 152 employees and a write-off of certain assets. This restructuring is expected to reduce payroll expense by 25 percent. In accordance with SFAS No. 146

“Accounting for Costs Associated with Exit or Disposal Activities” the restructuring costs were considered a “One-Time Termination Benefit” and as such we recognized the restructuring costs as a liability at the communication date of September 1, 2004. The total charge taken in the third quarter of 2004 was approximately $3.2 million.

SFAS No. 146 replaces the EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” used with the 2002 restructuring plan.

The following table shows the restructuring charges and related accruals recognized under the plans and the effect on our consolidated financial position:

	Employee	Asset	Lease	Lease
	Termination	Retirement	Settlement	Abandonment
	Benefits	Costs	Costs	Costs	Total
Balance at January 1, 2002	$—	$—	$—	$—	$—
Plan Charges	913		325	623	1,861
Cash paid	(913)		(325)	(72)	(1,310)

Balance at December 31, 2002	—		—	551	551
Cash paid				(200)	(200)

Balance at December 31, 2003	—		—	351	351
Plan Charges	3,755	40		235	4,030
Lease Termination Settlement				(210)	(210)
Cash paid	(1,375)			(81)	(1,456)

Balance at September 30, 2004	$2,380	$40	$—	$295	$2,715

NOTE 9. STOCK BASED COMPENSATION

(a) Stock Options

For employee stock options, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation,” requiring entities to recognize as an expense, over the vesting period, the fair value of the options or utilize the accounting for employee stock options used under APB Opinion No. 25. We apply the provisions of APB Opinion No. 25 and consequently recognize compensation expense over the vesting period for grants made to employees and directors only if, on the measurement date, the market price of the underlying stock exceeds the exercise price. We do provide the pro forma net loss and earnings per share disclosures as required under SFAS No. 123 for grants made as if the fair value method defined in SFAS No. 123 had been applied. We recognize expense over the vesting period of the grants made to non-employees based on utilizing the Black-Scholes stock valuation model to calculate the value of the option on the measurement date.

(b) Restricted Stock

In March and April 2004, our compensation committee approved the granting of 403,000 shares of restricted stock with a then approximate value of $1.1 million to certain executive officers and key employees. Consideration paid for this stock is par value of $0.01 and continued employment. We apply the provisions of APB Opinion No. 25 and consequently recognize compensation expense over the vesting period for grants made to employees.

NOTE 10. COMMITMENTS AND CONTINGENCIES

We have disputed billings and access charges from certain inter-exchange carriers (“IXCs”) and incumbent local exchange carriers (“ILECs”). We contend that these billings are not in accordance with the interconnection, service level, or tariff agreements between us and certain IXCs and ILECs. We have not paid these disputed amounts and, while we can make no guarantee, management believes that we will prevail or mostly prevail in these disputes. At September 30, 2004, the total disputed amounts were approximately $19.0 million.

NOTE 11. RELATED PARTY TRANSACTIONS

On September 29, 2004 we signed an agreement with SipStorm, Inc., a company formed by our former Chief Executive officer, D. Gregory Smith, and former Chief Technology Officer, Charles McDonough. Under this agreement we have transferred selected computer hardware, software and intellectual property rights to SipStorm. These non-core assets are mainly related to our second generation enhanced service products. SipStorm will continue development of these applications and will provide us with access to the developed product over the course of the next 15 months. Relative to the purchase, SipStorm has assumed responsibility for certain accounts payable, future maintenance payments and provided a promissory note in the amount of $2.8 million. The promissory note is secured by shares of our preferred stock held by Messrs. Smith and McDonough. In the third quarter, we wrote-off approximately $1.9 million in outstanding accounts payable, $2.7 million in capitalized software and $0.4 million in computer hardware as a result of this transaction and the discontinued operations that resulted from management's change in business focus.

The agreement reached with SipStorm is a related party transaction as Mr. D. Gregory Smith, former Z-Tel Chief Executive Officer and company founder of SipStorm, still has a substantial investment in Z-Tel with approximately 17% of common shares outstanding, 11% of Series D preferred stock and 16% of Series G preferred stock. All the Series D and G preferred stock is pledged as collateral for the promissory note mentioned in Note 10 for the SipStorm sale.

NOTE 12. COMPUTATION OF NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Incremental shares of common stock equivalents are not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.

Net loss per share is calculated as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Basic and diluted net loss per share:
Net loss	$(10,342)	$(2,553)	$(31,835)	$(11,666)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(5,198)	(3,707)	(13,189)	(12,611)
Less deemed dividend related to beneficial conversion feature	(90)	(46)	(183)	(138)

Net loss attributable to common stockholders	$(15,630)	$(6,306)	$(45,207)	$(24,415)

Weighted average common shares outstanding	37,650,231	35,368,759	36,778,508	35,340,089

Basic and diluted net loss per share	$(0.42)	$(0.18)	$(1.23)	$(0.69)

Basic and diluted net loss per share are the same for each of the periods presented. The following table includes potentially dilutive items that were not included in the computation of diluted net loss per share for all periods presented because to do so would be anti-dilutive in each case:

	Nine Months ended
	September 30,
	2004	2003
Unexercised stock options	11,633,836	13,803,391
Unexercised warrants	9,871,284	10,580,985
Mandatorily redeemable preferred stock convertible into common shares	36,276,265	30,454,848

Total potentially dilutive shares of common stock equivalents	57,781,385	54,839,224

NOTE 13. LEGAL AND REGULATORY PROCEEDINGS

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

The D.C. Circuit ordered that the unbundled transport and switching rules be vacated as of June 15, 2004. Both the U.S. Solicitor General and the FCC declined to appeal the case, and U.S. Supreme Court Justice William Rehnquist denied the request of Z-Tel and other CLECs for a stay of the decision. Z-Tel and a number of other competitive local exchange carriers filed a Petition for Writ of Certiorari before the United States Supreme Court, as did the State of California and the California Public Utilities Commission. Those appeals of the USTA II litigation were denied by when the Supreme Court denied certiorari on October 12, 2004.

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

On August 20, 2004, the Commission issued an Order and Notice of Proposed Rulemaking (“NPRM”) implementing interim rules in response to the D.C. Circuit’s vacatur in United States Telecom Ass’n v. FCC and seeking comment on permanent unbundling rules to implement obligations under section 251(c)(3) of the Act. The Commission Order set forth a two-phase plan to govern the provision of unbundled network elements (“UNEs”) while the Commission considers permanent rules. Under the first phase of the interim plan, ILECs must continue to make available dedicated transport, mass market switching and enterprise loops in accordance with the rates, terms and conditions set forth in their interconnection agreements as of June 15, 2004. Under the second phase of the plan, ILECs would be required for an additional six months to continue to provide such UNEs to requesting carriers for the embedded customer base subject to the rate increases specified in the Commission’s Order. In its NPRM, the Commission sought comment on how to establish sustainable new unbundling rules in response to the D.C. Circuit’s decision. Specifically, the Commission sought comment on how various ILEC offerings and obligations fit into the unbundling framework, how best to define the relevant markets to develop unbundling rules and how to make determinations on access to individual network elements. In conjunction with CompTel and Pace Industry Associations, Z-Tel has participated in responding to the FCC’s request for comments in this proceeding. Z-Tel plans to remain active in these FCC proceedings, as it was during the Triennial Review proceeding in 2002 and 2003. Several state commissions are also considering options as to whether to impose unbundling obligations under state law, in the absence of federal requirements. Z-Tel intends to participate in those state proceedings to the extent that such state policies could have a material impact on Z-Tel’s operations.

On August 23, 2004, USTA, Qwest and Verizon filed a petition for mandamus at the D.C. Circuit. Among other things, they asked that the court retain jurisdiction of any TRO related cases, and that the Court order that the interim rules be vacated if the FCC does not produce impairment findings by December 31st. The FCC responded and indicated that it plans to finish the Triennial rules by year-end. The D.C. Circuit has now issued an order to hold consideration of the mandamus petition pending further order of the court. Parties must file motions to govern further proceedings by January 4th. In effect, this gives the FCC the opportunity to finish the rules by year-end without action by the court, but leaves the door open for the court to act if the FCC does not complete the job. By holding this motion in abeyance rather than rejecting it, the court has made it easier for itself to retain jurisdiction of the case. While it is to be expected that appeals of the final rules will be filed in various appeals circuits, this open mandamus petition makes it likely that they will be heard at the D.C. Circuit. That is significant, because it means that the final rules will be judged under the D.C. Circuit’s interpretation of the Telecom Act. Given the D.C. Circuit’s ruling on the TRO and statements made by various commissioners at the time the interim rules were issued and since then, it is our expectation that the FCC will produce final rules on at least some of the Triennial issues by year end.

If the FCC does not write adequate final UNE rules or if state commissions do not take action under state law, there could be an immediate, significant, adverse and material impact upon our business. ILECs might utilize the reversal of the unbundling rules to deny us access to their local networks or sharply increase the price of that access. We believe that in the event the vacated unbundling rules are not replaced by either the FCC or the state commissions, we have interconnection agreements with our principal ILEC suppliers (including Verizon, SBC, BellSouth and Qwest) that will permit us to obtain access to local network elements during the intervening time period. However, several of these Bell companies have provided us notice that they wish to renegotiate those agreements to take into account the vacating of the unbundling rules. Negotiation and arbitration of those terms is likely to take some time and could result in uncertainty as to our legal rights in the interim. It is also possible that while those negotiations are pending, any or all of those incumbent local telephone company suppliers will refuse to abide by the terms of the existing agreements or terminate those agreements outright. Z-Tel is currently evaluating all of its legal options to ensure that we can continue to meet the needs of our existing and future customers. We believe we have legal rights to purchase these elements pursuant to state law and under section 271 of the telecommunications Act of 1996, which the FCC has ruled to be a separate, alternative legal requirement for Bell companies to provide wholesale network access. However, enforcing those rights could be costly and require simultaneous litigation throughout our multi-state service area, and the final result of such litigation may or may not assure us of these alternative means of access.

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

During the pendency of the Triennial Review proceeding described above, Verizon filed a petition requesting that the FCC forbear from applying items four through six and ten of the Telecommunication Act’s section 271 checklist once the corresponding elements no longer need to be unbundled under section 251(d)(2). Immediately prior to the Commission’s statutory deadline to rule on its petition, Verizon submitted a letter requesting that the Commission limit the pending forbearance petition to the broadband elements that the Commission found on a national basis in the Triennial Review proceeding do not have to be unbundled under section 251. The FCC denied that petition, and Verizon sought judicial review of the Commission’s order. In an opinion released in July 2004, the Court of Appeals for the D.C. Circuit found that the Commission had failed adequately to explain its decision not to grant Verizon’s original petition, and remanded the matter to the Commission. BellSouth, SBC and Qwest then filed petitions seeking similar relief to that sought by Verizon. On October 27, 2004, the FCC released an Order in which the Commission forbear from enforcing the requirements of section 271, for all four petitioners (the Bell Operating Companies (BOCs)), with regard to the broadband elements that the Commission, on a national basis, relieved from unbundling in the TRO. The elements identified by the FCC which no longer require availability under Section 271’s checklist are fiber-to-the-home loops (FTTH loops), fiber-to-the-curb loops (FTTC loops), the packetized functionality of hybrid loops, and packet switching. At this time, the impact of the FCC’s October 27th Order in this proceeding upon Z-Tel’s future service offerings has yet to be determined.

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

NOTE 14. SEGMENT REPORTING

We have two reportable operating segments: Retail Services and Wholesale Services.

The retail services segment includes our Z-LineHOME® and Z-LineBUSINESS® services that offer bundled local and long-distance telephone services in combination with enhanced communications features accessible, through the telephone, the Internet and certain personal digital assistants. We offer Z-LineHOME and Z-LineBUSINESS in forty-nine states. Our customers are primarily concentrated within metropolitan areas in ten states for both our Z-LineHOME and Z-LineBUSINESS services. The top five states with approximate customer concentrations are: New York 34%, Michigan 9%, Illinois 9%, Georgia 7% and Texas 6%. This segment also includes our Touch 1 residential long-distance 1+ offering that is available nationwide as well as our VoIP offering that was launched for beta customers in May 2004. The SipStorm sale was part of our retail services segment.

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

The following summarizes the financial information concerning our reportable segments for the three months ended September 30, 2004 and 2003:

	Three Months ended September 30, 2004			Three Months ended September 30, 2003
	Retail	Wholesale		Retail	Wholesale
	Services	Services	Consolidated	Services	Services	Consolidated
Revenues	$41,229	$19,683	$60,912	$54,055	$28,661	$82,716
Segment results	$(6,114)	$4,636	$(1,478)	$(5,066)	$8,834	$3,768
Depreciation and amortization	$4,994	$38	$5,032	$5,207	$630	$5,837
Capital expenditures	$1,567	$—	$1,567	$1,685	$263	$1,948

The following summarizes the financial information concerning our reportable segments for the nine months ended September 30, 2004 and 2003:

	Nine Months ended September 30, 2004			Nine Months ended September 30, 2003
	Retail	Wholesale		Retail	Wholesale
	Services	Services	Consolidated	Services	Services	Consolidated
Revenues	$129,347	$63,829	$193,176	$157,166	$57,525	$214,691
Segment results	$(23,440)	$13,822	$(9,618)	$(11,971)	$18,901	$6,930
Depreciation and amortization	$14,744	$708	$15,452	$16,004	$1,862	$17,866
Capital expenditures	$6,218	$40	$6,258	$7,265	$466	$7,731
Identifiable assets	$51,420	$13,225	$64,645	$80,931	$12,320	$93,251

The following table reconciles our segment information to the consolidated financial information for the three and nine months ended September 30, 2004 and 2003:

	Three Months ended		Nine Months ended
Reconciliation of segment results to net loss	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Consolidated segment operating income (loss)	$(1,478)	$3,768	$(9,618)	$6,930
Depreciation and amortization	(5,032)	(5,837)	(15,452)	(17,866)
Restructuring Charge	(3,223)	—	(4,029)
Interest and other income	712	494	1,993	1,658
Interest and other expense	(1,321)	(978)	(4,729)	(2,388)

Net loss	$(10,342)	$(2,553)	$(31,835)	$(11,666)

NOTE 15. SUBSEQUENT EVENTS

In October 2004, we reached an agreement with Qwest Corporation that would allow us to continue to provide our enhanced wire line and broadband telecommunications services in the Qwest service territory regardless of the outcome of pending regulatory proceedings. Under the agreement, Qwest has committed to provide Z-Tel with access to its Qwest Platform Plus Service (QPP) as a replacement to today’s Unbundled Network Element Platform (UNE-P) throughout its 14-state service area until July 2008. QPP offers Z-Tel access to the same network elements, features and functions as Z-Tel purchases today from Qwest.

In October 2004, we issued a tender offer to exchange our three outstanding series of convertible preferred stock as follows:

•	For our Series D Convertible Preferred Stock, which as of September 27, 2004 3,976,723 shares with a liquidation preference of $16.55 per share and a conversion price of $8.47 per share were outstanding, to exchange 25.69030 shares of our common stock, for each share of our Series D Preferred Stock (representing an exchange price of approximately $0.644 per share);

•	For our 8% Convertible Preferred Stock, Series E, which as of September 27, 2004 4,166,667 shares with a liquidation preference of $16.26 per share and a conversion price of $8.08 per share were outstanding, to exchange 25.24216 shares of our common stock, for each share of our Series E Preferred Stock (representing an exchange price of approximately $0.644 per share); and

•	For our 12% Junior Redeemable Convertible Preferred Stock, Series G, which as of September 27, 2004 171.214286 shares outstanding with had a liquidation preference of $144,974.90 per share and conversion price of $1.28 per share were outstanding, to exchange 161,469.4 shares of our common stock, for each share of our Series G Preferred Stock (representing an exchange price of approximately $0.898 per share).

A vote on this offer, along with certain related matters, is scheduled at the shareholders meeting planned for November 19, 2004. The offer and related conversions is expected to be completed by the end of November 2004. If all of the holders of the outstanding preferred stock elect to exchange their shares, on a fully diluted basis, the holders of the Series D Preferred Stock will own approximately 34.0% of Z-Tel’s outstanding common stock, the holders of the Series E Preferred Stock approximately 35.0%, the holders of the Series G Preferred Stock approximately 9.2%, the existing holders of the common stock approximately 13.8% and approximately 8.0% will be available for issuance under a new management equity incentive plan.

A Nasdaq Listing Qualifications Hearing Panel has granted us a temporary exception from shareholders' equity/$35 million market value of listed securities/net income and minimum bid price requirements for continued listing on The Nasdaq SmallCap Market, subject to certain conditions, including submission of documentation indicating compliance with all the requirements for continued listing on the SmallCap Market before expiration of the exception. The exception expires December 1, 2004. If Z-Tel meets the terms of the exception, our shares will continue to be listed on the SmallCap Market. We have plans in place, including a tender offer to our preferred shareholders and a reverse stock split, to meet the terms of the exception, but we cannot assure the success of those plans. Commencing Monday November 8, 2004 and for the duration of the exception, the trading symbol for Z-Tel’s shares will be “ZTELC.”

Effective October 29, 2004, Chuck Hyman resigned from our Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with the “Selected Consolidated Financial Data,” financial statements and related notes included in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Item 1. Business,” “Cautionary Statements Regarding Forward-Looking Statements,” and “Risks Related to our Financial Condition and our Business” included in our Form 10-K filed with the Securities and Exchange Commission on March 30, 2004. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, success and profitability of our wholesale services, dependence on key personnel, uncertainty of government regulation, legal and regulatory uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement.

OVERVIEW

We are an emerging provider of advanced, integrated telecommunications services targeted to residential and business customers. For management purposes, we are organized into two reportable operating segments: retail services and wholesale services. In addition to providing our services on a retail basis, we are also providing these services on a wholesale basis. Our wholesale service offering allows other companies to have the ability to utilize our telephone exchange services, enhanced services platform, and even our infrastructure and back-office operations to provide services on a retail basis to their own end users under their own private label brand. Under such an arrangement our wholesale services customer owns the resulting base of end users and we simply earn a cost plus fee from our wholesale services customer typically structured on a per month per line in service basis. The nature of our business is rapidly evolving.

Historically we have utilized the unbundled network elements platform (“UNE-P”) as the basis of delivering our primary services to our retail end users and end users of our wholesale customers. Under UNE-P we utilize various elements of the incumbent local exchange carriers’ to facilitate the delivery of our services to our own end users and the end users of our wholesale services customers.

Our current business strategy is to maintain our existing retail UNE-P base while deploying our own facility-based network for voice-over Internet protocol (“VoIP”) services. We launched our VoIP service to business customers in May 2004 in Florida and Georgia. We expect to have a residential offering available in Florida and New York during the fourth quarter of 2004. To support the residential offering, the network deployments will consist of collocating equipment in the ILEC’s end offices. We also intend to increasingly convert our residential customer base from the UNE-P platform to the VoIP platform as we turn up more markets. This should reduce our dependence on the ILECs and provide additional cost savings to increase our operating profitability with greater product flexibility. We may or may not be successful in this endeavor.

As our facility-based networks are deployed, we are ramping up on sales and marketing efforts in order to drive customer growth. We concentrated our efforts during the second quarter on preparing for our full scale VoIP launch in the Tampa and Atlanta markets. We have a full in-house sales force operating in Tampa and Atlanta. During the fourth quarter, this sales force will be expanded to New York and will continue to expand based on our network deployment schedules. Our fourth quarter 2004 financial and operating results will include our investments to expand our business services unit and to prepare for our VoIP initiatives we expect to increasingly expand through 2005.

We focused the balance of our resources during the third quarter of 2004 on growing our residential and business UNE-P base. Although some of the cost will be seen in the third quarter financial results, the line count impact will mainly be seen in the fourth quarter. Importantly, we are obtaining clients within this part of our business services unit that we can potentially convert to our VoIP platform as we turn up various markets.

On September 29, 2004 we signed an agreement with SipStorm, Inc., a company formed by our former Chief Executive Officer, D. Gregory Smith and former Chief Technology Officer, Charles McDonough. Under this agreement, we have transferred selected computer hardware, software and intellectual property rights to SipStorm. These non-core assets are mainly related to our second generation enhanced service products. SipStorm will continue development of these applications and will provide us with access to the developed product over the course of the next 15 months. Relative to the purchase, SipStorm has assumed responsibility for certain accounts payable, future maintenance payments and provided a promissory note in the amount of $2.8 million. The promissory note is secured by shares of our preferred stock held by Messrs. Smith and McDonough. In the third quarter, we wrote-off approximately $1.9 million in outstanding accounts payable, $2.7 million in capitalized software and $0.4 million in computer hardware as a result of this transaction and the discontinued operations that resulted from management’s change in business focus.

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

CONSOLIDATED RESULTS OF OPERATIONS

The three and nine months ended September 30, 2004 compared to the same period in the prior year.

The following consolidated Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with results by segment. Key selected financial and operating data for the three and nine months ended September 30, 2004 and 2003 are as follows:

	For the three months		Amount	Percentage
	ended September 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
		(In Millions)
Results of Operations:
Revenues	$60.9	$82.7	$(21.8)	(26.4)%	100.0%	100.0%

Operating expenses:
Network operations	30.4	39.7	9.3	23.4%	49.9%	48.0%
Sales and marketing	4.7	3.6	(1.1)	(30.6)%	7.7%	4.4%
General and administrative	27.3	35.6	8.3	23.3%	44.8%	43.0%
Restructuring Charge	3.2	—	(3.2)	(100.0)%	5.3%	—%
Depreciation and amortization	5.0	5.8	0.8	13.8%	8.2%	7.0%

Total operating expenses	70.6	84.7	14.1	16.7%	115.9%	102.4%

Operating loss	(9.7)	(2.0)	(7.7)	(385.0)%	(15.9)%	(2.4)%

Nonoperating income (loss):
Interest and other income	0.7	0.5	0.2	40.0%	1.1%	0.6%
Interest and other expense	(1.3)	(1.0)	(0.3)	(30.0)%	(2.1)%	(1.2)%

Total nonoperating income (loss)	(0.6)	(0.5)	(0.1)	(20.0)%	(1.0)%	(0.6)%

Net loss	(10.3)	(2.5)	(7.8)	(312.0)%	(16.9)%	(3.0)%
Less mandatorily redeemable convertible preferred stock dividends and accretion	(5.2)	(3.7)	(1.5)	(40.6)%	(8.5)%	(4.5)%
Less deemed dividend related to beneficial conversion feature	(0.1)	(0.1)	—	—%	(0.2)%	(0.1)%

Net loss attributable to common stockholders	$(15.6)	$(6.3)	$(9.3)	(147.6)%	(25.7)%	(7.6)%

Cash Flow Data:
Net cash (used in) provided by operating activities	$(6.1)	$3.9	$(10.0)	(256.4)%	*	*
Net cash provided by (used in) investing activities	(1.5)	(1.9)	0.4	21.1%	*	*
Net cash provided by (used in) financing activities	4.1	(1.6)	5.7	356.3%	*	*

Net (decrease) increase in cash and cash equivalents	$(3.5)	$0.4	$(3.9)	(975.0)%	*	*

	For the nine months		Amount	Percentage
	ended September 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
		(In Millions)
Results of Operations:
Revenues	$193.2	$214.6	$(21.4)	(10.0)%	100.0%	100.0%

Operating expenses:
Network operations	95.7	98.5	2.8	2.8%	49.5%	45.9%
Sales and marketing	14.3	14.7	0.4	2.8%	7.4%	6.8%
General and administrative	92.8	94.5	1.7	1.8%	48.1%	44.0%
Restructuring Charge	4.0	—	(4.0)	(100.0)%	2.1%	—%
Depreciation and amortization	15.5	17.9	2.4	13.4%	8.0%	8.3%

Total operating expenses	222.3	225.6	3.3	1.5%	115.1%	105.1%

Operating loss	(29.1)	(11.0)	(18.1)	(164.6)%	(15.1)%	(5.1)%

Nonoperating income (loss):
Interest and other income	2.0	1.7	0.3	17.7%	1.1%	0.8%
Interest and other expense	(4.7)	(2.4)	(2.3)	(95.9)%	(2.5)%	(1.2)%

Total nonoperating income (loss)	(2.7)	(0.7)	(2.0)	(285.8)%	(1.4)%	(0.4)%

Net loss	(31.8)	(11.7)	(20.1)	(171.8)%	(16.5)%	(5.5)%
Less mandatorily redeemable convertible preferred stock dividends and accretion	(13.2)	(12.6)	(0.6)	(4.8)%	(6.9)%	(5.9)%
Less deemed dividend related to beneficial conversion feature	(0.2)	(0.1)	(0.1)	(100.0)%	(0.1)%	(0.0)%

Net loss attributable to common stockholders	$(45.2)	$(24.4)	$(20.8)	(85.2)%	(23.5)%	(11.4)%

Cash Flow Data:
Net cash (used in) provided by operating activities	$(15.3)	$10.0	$(25.3)	(253.0)%	*	*
Net cash (used in) investing activities	(6.2)	(7.7)	1.5	19.5%	*	*
Net cash provided by (used in) financing activities	14.2	(3.8)	18.0	473.7%	*	*

Net (decrease) in cash and cash equivalents	$(7.3)	$(1.5)	$(5.8)	(386.7)%	*	*

(*) Not meaningful

Revenues. The decrease in revenue for the third quarter 2004 from the third quarter 2003 was primarily a result of the decline in residential UNE-P lines, access fee revenue declines and the loss of MCI as a wholesale services customer. Revenues decreased by $21.8 million to $60.9 million for the three months ended September 30, 2004, compared to $82.7 million the prior year. Revenues decreased by $21.4 million to $193.2 million for the nine months ended September 30, 2004, compared to $214.6 million the prior year.

The following table provides a break-down of our revenues and changes for the three and nine months ended September 30, 2004 compared to the same period in 2003:

	Revenues for the three		Amount	Percentage
	months ended September 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
	(In Millions)
Residential Services	$34.1	$50.6	$(16.5)	(32.6)%	56.0%	61.2%
Business Services	5.3	1.0	4.3	430.0%	8.7%	1.2%
1+ Long Distance Services	1.8	2.4	(0.6)	(25.0)%	3.0%	2.9%
Wholesale Services	19.7	28.7	(9.0)	(31.4)%	32.3%	34.7%

Total	$60.9	$82.7	$(21.8)	(26.4)%	100.0%	100.0%

	Revenues for the nine		Amount	Percentage
	months ended September 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
	(In Millions)
Residential Services	$110.2	$147.1	$(36.9)	(25.1)%	57.0%	68.6%
Business Services	13.5	2.0	11.5	575.0%	7.0%	0.9%
1+ Long Distance Services	5.7	8.0	(2.3)	(28.8)%	3.0%	3.7%
Wholesale Services	63.8	57.5	6.3	11.0%	33.0%	26.8%

Total	$193.2	$214.6	$(21.4)	(10.0)%	100.0%	100.0%

Two significant drivers impact our revenues: lines in service and average monthly revenue per unit (“ARPU.”) The more significant driver impacting our changes in revenue is the amount of lines in service. The following table provides a break-down of our lines in service:

	Average lines in service		Ending lines in service
	for the three months ended		for the three months ended
	September 30,		September 30,
	2004	2003	2004	2003
Residential Services	172,197	240,813	163,050	225,618
Business Services	46,869	8,810	47,224	11,678
1+ Long Distance Services	46,826	85,703	44,200	81,402
Wholesale Services	346,165	190,667	336,418	223,533

Total	612,057	525,993	590,892	542,231

	Average lines in service		Ending lines in service
	for the nine months ended		for the nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Residential Services	183,904	214,536	163,050	225,618
Business Services	34,409	5,839	47,224	11,678
1+ Long Distance Services	59,310	94,027	44,200	81,402
Wholesale Services	316,621	139,528	336,418	223,533

Total	594,244	453,930	590,892	542,231

ARPU provides a business measure of the average monthly revenue generation attributable to each line in service. ARPU is calculated by taking total revenues divided by the number of months in the period and is divided by the average lines in service during the period. We use this measure when analyzing our retail services revenue, but not when assessing our wholesale services revenue. This is due to the gross accounting method used to record our wholesale services revenue which makes the ARPU calculation for wholesale services a largely meaningless business measure. The following table provides a summary of our ARPU:

	Average revenue per unit in service
	for the three months ended		Amount	Percentage
	September 30,		Change	Change
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)
Residential Services	$66.01	$70.04	$(4.03)	(5.8)%
Business Services	$37.69	$37.84	$(0.15)	(0.4)%
1+ Long Distance Services	$12.81	$9.33	$3.48	37.3%
Wholesale Services	*	*	*	*

	Average revenue per unit in service
	for the nine months ended		Amount	Percentage
	September 30,		Change	Change
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)
Residential Services	$66.58	$76.19	$(9.61)	(12.6)%
Business Services	$43.59	$38.06	$5.53	14.5%
1+ Long Distance Services	$10.68	$9.45	$1.23	13.1%
Wholesale Services	*	*	*	*

(*) Not meaningful

Network Operations. Network operations expense decrease in the third quarter 2004 compared to the third quarter 2003 was primarily a result of a decrease in residential lines and a reduction in new customers being added by Sprint. Network operations expense decreased by $9.3 million to $30.4 million for the three months ended September 30, 2004, compared to $39.7 million the prior year. Network operations expense decreased by $2.8 million to $95.7 million for the nine months ended September 30, 2004, compared to $98.5 million the prior year.

The following tables provide a detailed break-down and analysis of changes in network operations expense:

	Network Operations for the
	three months ended		Amount	Percentage	Percentage of
	September 30,		Change	Change	Network Operations
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
	(In Millions)
Residential & Business Services	$21.2	$26.6	$5.4	20.3%	69.7%	67.0%
1+ Long Distance Services	0.3	0.7	0.4	57.2%	1.0%	1.8%
Wholesale Services	8.9	12.4	3.5	28.3%	29.3%	31.2%

Total	$30.4	$39.7	$9.3	23.4%	100.0%	100.0%

	Network Operations for the
	nine months ended		Amount	Percentage	Percentage of
	September 30,		Change	Change	Network Operations
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
	(In Millions)
Residential & Business Services	$64.7	$72.5	$7.8	10.8%	67.6%	73.6%
1+ Long Distance Services	1.1	2.1	1.0	47.7%	1.1%	2.2%
Wholesale Services	29.9	23.9	(6.0)	(25.1)%	31.3%	24.2%

Total	$95.7	$98.5	$2.8	2.8%	100.0%	100.0%

The following tables provide a detail of network operations expense as a percentage of revenues by the respective revenue types.

	Network operations as a
	% of revenues for the three		Amount
	months ended September 30,		Change
			Favorable
	2004	2003	(Unfavorable)
Residential & Business Services	53.8%	51.6%	(2.2)%
1+ Long Distance Services	16.7%	29.2%	12.5%
Wholesale Services	45.2%	43.2%	(2.0)%

	Network operations as a
	% of revenues for the nine		Amount
	months ended September 30,		Change
			Favorable
	2004	2003	(Unfavorable)
Residential & Business Services	52.3%	48.6%	(3.7)%
1+ Long Distance Services	19.3%	26.3%	7.0%
Wholesale Services	46.9%	41.6%	(5.3)%

Our network operations expense as a percentage of revenues increased to 50.0% for three months ended September 30, 2004, compared to 48.0% in the prior year. Network operations expense as a percentage of revenue increased to 49.6% for the nine months ended September 30, 2004, compared to 45.9% in the prior year. The increase in network operations expense as a percent of revenue was primarily a result of shrinking margins with UNE-P business customers and access revenue along with increases in ILEC fees for UNE-P customers. In addition, there has been an increase in long distance charges as a result of renegotiated prices with our vendor.

Sales and Marketing. The sales and marketing expense increased for the three months ended September 30, 2004 due to our new focus on maintaining our UNE-P base while growing our in-house sales team to support our VoIP deployments. Sales and marketing expense increased $1.1 million to $4.7 million for the three months ended September 30, 2004 compared to $3.6 million the prior year.

The sales and marketing expense decreased for the nine months ended September 30, 2004 due to reduced spending during 2004 compared 2003. Sales and marketing expense decreased $0.4 million to $14.3 million for the nine months ended September 30, 2004, compared to $14.7 million in the prior year.

Sales and marketing expense primarily consists of the costs of telemarketing, sending direct mail, advertising and independent sales representative commissions, sales salaries and benefits. Sales and marketing includes all salary and benefits costs paid to employees directly engaged in sales and marketing activities.

General and Administrative. The decrease in our general and administrative expense for the three and nine months ended September 30, 2004 was primarily a result of the reduction in force completed in June 2004 and improved collection efforts. In addition, we recorded one-time expense reductions in September 2004 of approximately $1.9 million due to the SipStorm sale (see Footnote 10 to this financial statement report) and approximately $1.4 million related to the elimination of a 5% company-wide bonus plan in favor of a 3% raise implemented November 1, 2004.

General and administrative expense decreased $8.3 million to $27.3 million for the three months ended September 30, 2004, compared to $35.6 million in the prior year period. General and administrative expense decreased $1.7 million to $92.8 million for the nine months ended September 30, 2004, compared to $94.5 million in the prior year period.

General and administrative expense primarily consists of employee salaries and benefits, outsourced services, bad debt expense, billing and collection costs, occupancy costs, legal, regulatory and provisioning costs.

Restructuring Charge. We recorded a restructuring charge in the amount of $3.2 million for the three months ended September 30, 2004 as compared to the prior year. For the nine months ended September 30, 2004 the restructuring charge was approximately $4.0 million. These charges are the result of two reduction in work force initiatives which triggered the WARN Act. Employees received a severance of at least two months salary and benefits. We recorded approximately $0.8 million in the second quarter 2004 and $3.2 million in the third quarter 2004. (see Footnote 8 to our financial statements in this report).

Depreciation and Amortization. Depreciation expense decreased during the three months ended September 30, 2004 due to some of our equipment reaching the end of its fully depreciable life and the write-off of assets due to the sale to SipStorm (see Footnote 10 to our financial statements in this report). Depreciation and amortization expense decreased $0.8 million to $5.0 million for the three months ended September 30, 2004, compared to $5.8 million the prior year period. Depreciation and amortization expense decreased $2.4 million to $15.5 million for the nine months ended September 30, 2004, compared to $17.9 million the prior year period.

Interest and Other Income. Interest and other income was $0.7 million as compared to $0.5 million for the three months ended

September 30, 2004 and 2003, respectively. Interest and other income was $2.0 million as compared to $1.7 million for the nine months ended September 30, 2004 and 2003, respectively. Interest and other income consists of interest charged to our bundled consumer and business customers for not paying their bills on time and income from interest earned from our cash balance.

Interest and Other Expense. Interest and other expense increased for the three and nine months ended September 30, 2004 primarily due to increased late payments on vendor payments. Interest and other expense increased $0.3 million to $1.3 million for the three months ended September 30, 2004, compared to $1.0 million the prior year period. Interest and other expense increased $2.3 million to $4.7 million for the nine months ended September 30, 2004, compared to $2.4 million the prior year period. Our interest expense includes late fees for vendor payments and charges related to our working capital facility, capital leases and our other term debt obligations.

Income Tax Benefit. No provision for federal or state income taxes has been recorded due to the full valuation allowance recorded against the net deferred tax asset for the three and nine months ended September 30, 2004 and the same for prior year period.

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

Retail Services Segment

Our retail services operating segment includes our consumer and business bundled service lines of business. This segment also includes our 1+ long-distance stand-alone and VoIP offerings. The following tables, in millions, summarize the results for our retail services business segment for the three and nine months ended September 30, 2004, respectively compared to the prior year period:

	Retail Services Segment
	For the three months		Amount	Percentage
	ended September 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
Revenues
Bundled residential services	$34.1	$50.6	$(16.5)	(32.6)%	82.8%	93.7%
Bundled business services	5.3	1.0	4.3	430.0%	12.9%	1.9%
1+ long-distance services	1.8	2.4	(0.6)	(25.0)%	4.3%	4.4%

Total Revenues	41.2	54.0	(12.8)	(23.7)%	100.0%	100.0%
Operating expenses:
Network operations	21.5	27.3	5.8	21.2%	52.1%	50.5%
Sales and marketing	4.7	3.9	(0.8)	(20.6)%	11.4%	7.2%
General and administrative	21.1	27.8	6.7	24.1%	51.3%	51.5%

Total operating expenses	47.3	59.0	11.7	19.8%	114.8%	109.2%

Segment results	$(6.1)	$(5.0)	$(1.1)	(22.0)%	(14.8)%	(9.2)%

	Retail Services Segment
	For the nine months		Amount	Percentage
	ended September 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
Revenues
Bundled residential services	$110.2	$147.1	$(36.9)	(25.1)%	85.2%	93.6%
Bundled business services	13.5	2.0	11.5	575.0%	10.4%	1.3%
1+ long-distance services	5.7	8.0	(2.3)	(28.8)%	4.4%	5.1%

Total Revenues	129.4	157.1	(27.7)	(17.6)%	100.0%	100.0%
Operating expenses:
Network operations	65.8	74.6	8.8	11.8%	50.9%	47.4%
Sales and marketing	14.1	15.4	1.3	8.5%	10.9%	9.8%
General and administrative	72.9	79.0	6.1	7.8%	56.4%	50.3%

Total operating expenses	152.8	169.0	16.2	9.6%	118.2%	107.5%

Segment results	$(23.4)	$(11.9)	$(11.5)	(96.7)%	(18.2)%	(7.5)%

Revenues. The decrease in residential revenue was primarily due to a decrease of approximately 62,500 residential lines along with a decrease in access revenue. Revenues decreased by $12.8 million to $41.2 million for the three months ended September 30, 2004, compared to $54.0 million the prior year period. Revenues decreased by $27.7 million to $129.4 million for the nine months ended September 30, 2004, compared to $157.1 million the prior year period.

Network Operations. The Network operations expense decrease was primarily a result of the decrease in residential lines. Network operations expense decreased by $5.8 million to $21.5 million for the three months ended September 30, 2004, compared to $27.3 million the prior year period. Our network operations as a percentage of revenue increased by 1.6% to 52.1% for the three months ended September 30, 2004, compared to 50.5% the prior year.

Network operations expense decreased by $8.8 million to $65.8 million for the nine months ended September 30, 2004, compared to $74.6 million the prior year period. Our network operations as a percentage of revenue increased by 3.5% to 50.9% for the nine months ended September 30, 2004, compared to 47.4% the prior year.

Sales and Marketing. Sales and marketing expense was $4.7 million for the three months ended September 30, 2004 compared to $3.9 million for the prior year period. Sales and marketing expense was $14.1 million for the nine months ended September 30, 2004 compared to $15.4 for the prior year period. The changes in our sales and marketing focus are discussed in the consolidated operations.

General and Administrative. The decrease in our general and administrative expense for the three and nine months ended September 30, 2004 was primarily a result of the reduction in force completed in June 2004 and improved collection efforts. General and administrative expense decreased $6.7 million to $21.1 million for the three months ended September 30, 2004, compared to $27.8 million in the prior year. As a percentage of revenues general and administrative expense decreased by .2% to 51.3% of revenues for the three months ended September 30, 2004 compared to 51.5% the prior year period.

General and administrative expense decreased $6.1 million to $72.9 million for the nine months ended September 30, 2004, compared to $79.0 million the prior year. As a percentage of revenues general and administrative expense increased by 6.1% to 56.4% of revenues for the nine months ended September 30, 2004 compared to 50.3% the prior year period.

WHOLESALE SERVICES SEGMENT

Our wholesale services operating segment includes services that we provide to other companies giving them the ability to offer bundled telephony and enhanced services on a private label basis to their own residential and business customers using us as their primary platform for delivery. Our largest current customer for this service is Sprint. The following tables, in millions, summarizes the results for our wholesale services business segment for the three and nine months ended September 30, 2004, respectively compared to the prior year period:

	Wholesale Services Segment
	For the three months		Amount	Percentage
	ended September 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
Revenues
Sprint	$18.8	$22.7	$(3.9)	(17.2)%	95.5%	79.1%
MCI	—	5.9	(5.9)	(100.0)%	—%	20.6%
Other	0.9	0.1	0.8	800.0%	4.5%	0.3%

Total Revenues	19.7	28.7	(9.0)	(31.4)%	100.0%	100.0%
Operating expenses:
Network operations	8.9	12.4	3.5	28.3%	45.2%	43.2%
General and administrative	6.2	7.4	1.2	16.3%	31.5%	25.8%

Total operating expenses	15.1	19.8	4.7	23.8%	76.7%	69.0%

Segment results	$4.6	$8.9	$(4.3)	(48.4)%	23.3%	31.0%

	Wholesale Services Segment
	For the nine months		Amount	Percentage
	ended September 30,		Change	Change	Percentage of Revenues
			Favorable	Favorable
	2004	2003	(Unfavorable)	(Unfavorable)	2004	2003
Revenues
Sprint	$62.3	$34.9	$27.4	78.6%	97.7%	60.7%
MCI	0.2	22.1	(21.9)	(99.1)%	0.3%	38.4%
Other	1.3	0.5	0.8	160.0%	2.0%	0.9%

Total Revenues	63.8	57.5	6.3	11.0%	100.0%	100.0%
Operating expenses:
Network operations	29.9	23.9	(6.0)	(25.1)%	46.9%	41.6%
Sales and marketing	0.3	0.1	(0.2)	(200.0)%	0.5%	0.2%
General and administrative	19.8	14.6	(5.2)	(35.7)%	31.0%	25.4%

Total operating expenses	50.0	38.6	(11.4)	(29.6)%	78.4%	67.2%

Segment results	$13.8	$18.9	$(5.1)	(27.0)%	21.6%	32.8%

Revenues. The wholesale revenues declined by $9.0 million to $19.7 million for the three months ended September 30, 2004, compared to $28.7 million for the third quarter ended September 30, 2003. Our wholesale service revenues decreased to 32.4% of consolidated revenues for the three months ended September 30, 2004, compared to 34.7% in the prior year period.

This decrease is mainly due to the loss of MCI as a wholesale customer. Approximately $6.0 million of the decline was due to losing MCI. Although the majority of lines were already migrated back to MCI at the end of third quarter 2003, Z-Tel had recognized approximately $4.7 million in deferred revenue from the software license agreement. This recognition was accelerated in August 2003. Sprint revenues have declined approximately $3.0 million mainly due to all new customers now being added under Sprint’s operating company number (“OCN”) so they are directly responsible to the ILECs for these costs. This in effect reduces the average ILEC cost per line since all one-time installation costs associated with new customers are now being charged to Sprint directly. This decrease has been partially offset by increases in ILEC UNE-P costs.

Wholesale revenue increased $6.3 million to $63.8 million for the nine months ended September 30, 2004, compared to $57.5 million in the prior year period. Wholesale revenue increased to 33.1% of consolidated revenues for the nine months ended September 30, 2004, compared to 26.8% in the prior year period. Revenues primarily increased due to the increase in wholesale lines.

Network Operations. Network operations expense decreased by $3.5 million to $8.9 million for the three months ended September 30, 2004, compared to $12.4 million in the prior year period. This decrease is primarily related to provisioning all new customers to Sprint’s operating company number with the ILEC.

Network operations expense increased by $6.0 million to $29.9 million for the nine months ended September 30, 2004, compared to $23.9 million in the prior year period. This increase is primarily related to the increase in wholesale lines.

General and Administrative. General and administrative expense decreased by $1.2 million to $6.2 million for the three months ended September 30, 2004, compared to $7.4 million in the prior year period. The decrease in general and administrative expenses is a result of a reduction in Sprint lines over the third quarter 2004 compared to line growth in the third quarter 2003.

General and administrative expense increased by $5.2 million to $19.8 million for the nine months ended September 30, 2004, compared to $14.6 million in the prior year period. The increase in general and administrative expense is a result of increased wholesale lines in service in 2004 compared to 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

The competitive local telecommunications service business has traditionally been considered to be a relatively capital intensive business, owing to the significant investments required in fiber optic communication networks and in the collocation of switching and transmission equipment in incumbent local exchange carriers’ central offices. Although we have historically utilized UNE-P to provide our services to our own end users, we are now increasingly focused on developing a VoIP facilities-based offering, an alternative access method by which we can provide our services to end users. VoIP will likely involve more capital investment than the UNE-P based model typically has required. In the second quarter of 2004, we launched VoIP in two markets: Tampa, Florida and Atlanta, Georgia. We expect to significantly expand this offering over the coming years. We expect that we will continue to devote significant amounts of our capital resources to continued operations, new service offerings and marketing efforts in order to achieve an acceptable level of penetration in the markets that we target.

We have incurred accumulated losses since our inception as a result of developing our business, performing ongoing research and development, building and maintaining our network infrastructure and technology, the sale and promotion of our services, and ongoing administrative expenditures. As of September 30, 2004, we had an accumulated deficit of $350.7 million, a net tax operating loss carry forward of approximately $280.8 million, and $4.7 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, an asset based loan facility and an initial public offering that raised net proceeds of $109.1 million, and working capital facilities.

Net cash used in operating activities decreased by $25.3 million to $15.3 million for the nine months ended September 30, 2004, compared to $10.0 million provided by operating activities in the prior year period. The decrease was primarily a result of the termination of our agreement with RFC Capital Corporation (“RFC”) in favor of a new asset based loan obtained from Textron in April 2004 (see Footnote 5 to these financial reports). As a result of this change, net cash from operations decreased while net cash from financing activities increased.

Our net cash used in investing activities decreased by $1.5 million to $6.2 million for the nine months ended September 30, 2004, compared to $7.7 million the prior year period. The decrease was primarily attributable to the reduction in property and equipment purchases for the nine months ended September 30, 2004 compared to the prior year period.

Our net cash provided by financing activities increased by $18.0 million to $14.2 million for the nine months ended September 30, 2004 compared to $3.8 million used in financing activities in the prior year period. The increase was primarily attributable to the execution of the Textron asset based loan facility (see Footnote 5).

ANTICIPATED SOURCES AND USES OF CASH

When we discuss cash flow throughout this section we are referring to the cash inflows and cash outflows, exclusive of fixed and overhead operating costs such as administrative payroll expenses, non-operations related payroll expenses, occupancy costs, and other costs that are of a corporate or overhead nature. These corporate overhead expenses were $14.4 and $49.4 million for the three and nine months ended September 30, 2004, respectively. We believe that it is appropriate to present this information in order to help the reader understand our individual operating contribution streams, while realizing that these contribution streams must in aggregate provide enough cash flow to fund our corporate overhead expenditures.

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

CASH MANAGEMENT

Our overall cash position over the balance of 2004 will be dependent upon a variety of factors including, but not limited to, the actual line count levels and reported revenues over the remainder of the year, the speed with which we deploy VoIP related capital expenditures, our ability to secure reasonable forms of lease financing, and whether various operating initiatives are implemented in an effort to enhance cash flows. We recognize that our growth will need to be managed very closely from a liquidity standpoint prior to achieving these expected free cash flows, as we are operating with negative working capital and expect to be concurrently pursuing several growth initiatives.

Our accounts payable balances decreased approximately $6.4 million to $57.3 million for the third quarter ending September 30, 2004 compared to $63.7 million for the quarter ending June 30, 2004. The $5 million received from the standby credit facility agreement with the 1818 Fund III, L.P. was used to reduce our accounts payable balance. In addition, the SipStorm sale further reduced our accounts payable balances by approximately $1.9 million. Our current portion of long term debt was reduced by approximately $0.8 million due to the retirement of the remaining Chapter 11 exit strategy debt from the Touch1 acquisition.

In second quarter 2004 we announced a plan to provide a bonus to employees that will average 5% of their pay. We began accruing for this bonus expense in the second quarter 2004. In September 2004, we announced that we would implement a 3% increase for most employees as of November 1, 2004 instead of the bonus originally announced. Based on this announcement, the bonus expense being accrued was reversed in September 2004. This resulted in a reduction to general and administrative expense of approximately $1.4 million.

DEBT INSTRUMENTS

Asset-Based Loan

In April 2004 we signed a three-year asset based loan facility with Textron Financial Corporation. This agreement eliminated the RFC accounts receivable factoring agreement, and provides us with the ability to borrow up to $25 million. Our overall availability is based on the eligibility of our accounts receivables, subject to certain limitations and advance rates. The new asset-based loan agreement is expected to provide us with additional liquidity because it includes residential, business and wholesale accounts receivable that were not included in our prior arrangement with RFC. The RFC factoring agreement only considered residential accounts receivable as its collateral. We believe that this new agreement will provide us with additional working capital financing flexibility to help facilitate the growth of our business. This agreement has three primary financial covenants: a fixed charge coverage ratio, accounts receivable turnover requirement and an unfunded capital expenditures cap. The fixed charge coverage ratio requirement begins June 30, 2004 and is measured each quarter thereafter with various look-back time periods. The ratio requirements begin low and increase each quarter through December 31, 2004 and then remain constant.

We did not meet the fixed charge coverage ratio for the quarter ended June 30, 2004 or September 30, 2004. All other financial covenants have been met per our agreement with Textron. Per the agreement, Textron can cancel the loan arrangement with us; however, we believe that it is unlikely that Textron would take such measures. We are working to resolve this issue without triggering a cancellation of the agreement. At current collection rates, we will collect the total amount outstanding under this facility in just over a month. We believe that Textron is adequately secured under this facility. In addition, we have already disclosed to Textron the cost saving measures recently implemented to make improvements that would allow us to meet the fixed charge coverage ratio required in future quarters. Textron has advised us that additional interest at a rate of 300 basis points per annum will be effective as of October 4, 2004.

There are also common disposition of assets limitations, unfunded capital expenditure limitations, limits on change of control, certain notification requirements, change in management limitations and certain other restrictions. There are also certain limitations on our ability to access subordinated debt within the confines of the agreement, however; we believe the agreement provides us with flexibility for future debt financing alternatives.

We believe that this new agreement will help us to manage our short and long-term cash needs, although we are still exploring other alternatives for obtaining additional funding, including but not limited to subordinated debt and certain equity transactions. We also may need additional funds for our VoIP initiative which will be much more capital intensive than the UNE-P business model has been historically. The availability of cash will somewhat dictate the speed in which we will be able to roll this access method out to new markets, as there is an initial cost of at least $0.5 million in capital expenditures to establish service in each major metropolitan area. After this initial cost there are the additional costs of the customer premise equipment and installation and provisioning costs to get customers onto the service but these costs are mostly success based and will likely move in tandem with the addition of new customers. Our VoIP initiative will require larger up-front payments than we currently experience to get a customer successfully provisioned under the UNE-P platform; however, in the longer-term the network costs for these customers are much lower because of the larger capital expenditures for network bandwidth which reduces future incremental costs.

Term Debt

We have $0.1 million of remaining principal term debt as of September 30, 2004. This debt was assumed in the purchase of Touch 1 Communications, Inc., our wholly owned subsidiary, in April 2000. All of this debt is paid monthly and is at a fixed interest rate of 6.0%.

ILEC, IXC AND RELATED DISPUTED CHARGES

Since our existence we have disputed and continue to dispute significant charges from the various ILECs, IXCs, and certain other carriers providing us network services. We have a policy of treating all charges that we believe to be without merit as disputes, regardless of the age of the dispute. We believe that the majority of these charges are without merit; however, we accrue for any charges that we believe represent valid charges against us. Our outstanding disputes at September 30, 2004 totaled $19.0 million. These disputes are summarized in the following table:

Outstanding
Disputes at
September 30, 2004
(In millions)
Alternatively billed services	$8.1
MCI fixed facility charges	1.1
Verizon back-billing of installation charges	2.4
Late fee disputes	4.5
All others	2.9

$19.0

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

The MCI fixed facility charge dispute is over 3 years old. In August 2004 we started to receive credits for these disputed amounts. So far, the total amount of credit received is $1.2 million on total disputes of $2.3 million relating to incorrect billings, taxes, surcharges and late payment fees.

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

We dispute all late payment charges that accumulate either from late payments on invoices or from disputes that are eventually denied.

The remaining $2.9 million of disputes relates to various disputes primarily with ILECs for incorrect billing rates, duplicate billing problems, charges for customers for whom we are no longer providing service and other various billing errors.

While we can make no guarantee, we believe that we are adequately reserved for our disputes and attempt to manage our cash position to ensure that we have the necessary availability of cash to make payments which may arise out of the loss of disputes that we believe are at risk. Therefore, we believe our maximum cash exposure for these charges is $19.0 million. However, we do not believe that these charges are valid and intend to continue our dispute and non-payment of these charges. We may or may not be successful in resolving these issues satisfactorily.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported in accordance with SEC rules and forms. Our management, with the participation of Chief Executive Officer and Chief Financial Officer, Horace J. Davis, III, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Mr. Davis has concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized, and reported so as to ensure the quality and timeliness of our public disclosures in compliance with SEC rules and forms.

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

In September 2003, the Federal Communications Commission (“FCC”) released its final decision in the Triennial Review proceeding. Among numerous other matters, the FCC ruled that entrants like us would be able to purchase dedicated transport (utilized in enhanced extended loops or “EELs”) and analog switching (utilized in UNE-P) on an unbundled basis, subject to state-by-state review by state public utility commissions of whether such unbundling was needed in their states. On March 2, 2004, the D.C. Circuit Court of Appeals overturned the FCC’s decision as an improper delegation of authority to state public utility commissions. The D.C. Circuit ordered that the unbundled transport and switching rules be vacated as of June 15, 2004. Both the U.S. Solicitor General and the FCC declined to appeal the case, and U.S. Supreme Court Justice William Rehnquist refused to issue a stay of the decision. We and other Competitive Local Exchange Carriers appealed the case to the U.S. Supreme Court. On October 12, 2004, the Supreme Court denied cert in this case effectively denying our appeal. For additional information see Footnote 11 to our financial statements in this report and the sections entitled “Government Regulation” and “Risks Relating to Our Financial Condition and Our Business” contained in our Annual Report on Form 10-K for the year ended December 31, 2003 filed March 30, 2004.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Z-Tel, as amended.

3.2	Amended and Restated Bylaws of Z-Tel, as amended.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

4.2	See Exhibits 3.1 and 3.2 of this Form for provisions of the Amended and Restated Certificate of Incorporation, as amended, and our Bylaws defining rights of security holders.

4.3	Stock Purchase Agreement, dated July 6, 2000, by and between us and the various purchasers of our Series D Convertible Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

4.4	Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions relating to our Series D Convertible Preferred Stock, as amended March 13, 2003. Incorporated by reference to Exhibit 4.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, filed on August 14, 2000, and (the amendment) to Exhibit 4.20 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

4.5	From of Registration Rights Agreement by and between us and each of the purchasers of our Series D Convertible Preferred Stock. Incorporated by reference to the correspondingly numbered exhibits to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

4.6	Form of Warrant for the purchase of shares of our common stock by each of the purchasers of our Series D Convertible Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

4.7	Stock and Warrant Purchase Agreement, dated October 19, 2000, by and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.8	Amended and Restated Certificate of Designation of 8% Convertible Preferred Stock, Series E, Setting Forth the Powers, Preferences, Rights, Qualifications, Limitations and Restrictions of Such Series of Preferred Stock, as amended March 13, 2003. Incorporated by reference to Exhibit 4.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 13, 2001, and (the amendment) to Exhibit 4.21 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, filed on May 15, 2003.

4.9	Registration Rights Agreement between and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.10	Warrant issued to The 1818 Fund III, L.P. for the purchase of shares of our common stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.11	Certificate of Designation of Series F Junior Participating Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

4.12	Rights Agreement dated as of February 19, 2001 between us and American Stock Transfer Trust Company, as Rights Agent. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001. The agreement was amended July 2, 2001 to reflect the issuance of the Series G Preferred Stock.

4.13	Stock and Warrant Purchase Agreement, dated as of July 2, 2001, by and between us, D. Gregory Smith, and others. Incorporated by reference to Exhibit 1 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.14	Warrant for the Purchase of Shares of Common Stock of Z-Tel, dated as of July 2, 2001. Incorporated by reference to Exhibit 2 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.15	Certificate of Designation for the Series G Preferred Stock. Incorporated by reference to Exhibit 3 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

EXHIBIT
NUMBER	DESCRIPTION
4.16	Backup Purchase Agreement, dated as of July 2, 2001, by and among Z-Tel Communications, Inc., a Delaware corporation and our wholly owned subsidiary, Touch 1 Communications, Inc., an Alabama corporation and our wholly owned subsidiary, D. Gregory Smith and others. Incorporated by reference to Exhibit 4 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.17	Additional Investor Registration Rights Agreement, dated as of July 2, 2001, between Z-Tel, D. Gregory Smith and others. Incorporated by reference to Exhibit 5 to the Schedule 13D filed July 24, 2001 with respect to our common stock by, among other persons, D. Gregory Smith.

4.18	Voting Agreement, dated as of June 29, 2001, between us and certain of our stockholders. Incorporated by reference to Exhibit 5 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.19	Employee Stock Restriction Agreement, dated September 1, 1998, by and between us and D. Gregory Smith. Incorporated by reference to Exhibit 7 to the Schedule 13D filed July 24, 2001 with respect to our common stock by, among other persons, D. Gregory Smith.

10.1	Standby Credit Facility Agreement, dated August 24, 2004, by and among Z-Tel Technologies, Inc. and The 1818 Fund III, L.P.. Incorporated by reference to Form 8-K filed on August 26, 2004.

10.2.1	1998 Equity Participation Plan. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

10.2.2	2000 Equity Participation Plan. Incorporated by reference to Appendix B to our Preliminary Proxy Statement filed on April 14, 2000, with the following amendment effective May 31, 2001:

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

(b) Reports on Form 8-K

On July 2, 2004, we filed a Form 8-K to announce Jeffrey A. Bowden, one of our founders, has resigned from our Board of Directors. Also, Robert A. Curtis, our Senior Vice-President – Strategic Planning and President of Z-Tel Network Services, Inc., has resigned those offices to take a position with a large consulting firm.

On July 27, 2004, we filed a Form 8-K to announce our business plans.

On August 2, 2004, we filed a Form 8-K to announce that we had received a letter from Nasdaq notified us that for 10 consecutive days the market value of our listed securities was below $35 million as required for continued inclusion by Nasdaq Marketplace Rule4310(c)(2)(B)(ii)..

On August 10, 2004, we filed a Form 8-K in connection with our earnings release for the quarter ended June 30, 2004.

On August 26, 2004, we filed a Form 8-K to announce the following:

1.	that we entered into a $15 million Standby Credit Facility Agreement with The 1818 Fund III, L.P.,

2.	The Nasdaq Stock Market informed us that for the last 30 consecutive business days, the bid price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion under marketplace Rule 4310(c)(4). We have been provided 180 calendar days, or until February 22, 2005, to regain compliance.

3.	D. Gregory Smith, our chairman, president and chief executive officer, and Charles W. McDonough, a director and our senior vice president — chief technology officer, have resigned from their offices and the Board of Directors. Our board of directors that same day appointed Horace J. Davis, III as Acting Chief Executive Officer and Executive Vice President. Mr. Davis retained his present duties as Chief Financial Officer. The Board also appointed Frank M. Grillo as Executive Vice President and Acting Chief Operating Officer.

4.	We amended our by-laws to eliminate the requirement that the company have a president. Wherever the bylaws refer to the “president,” the words “or chief executive officer” have been inserted.

On September 1, 2004, we filed a Form 8-K to announce the Nasdaq Stock Market has informed us that we have failed to comply with Nasdaq’s $35 million market value of listed securities requirement for continued listing on the Nasdaq SmallCap Market (Rule 4310(c)(2)(B)(ii)) and consequently are subject to delisting from that market beginning September 9, 2004.

On September 7, 2004, we filed a Form 8-K to announce we initiated a reduction in force which terminated the employment of approximately 152 of our employees. We expect to incur a one-time charge during this quarter of approximately $3 million consisting primarily of post termination wages and salaries we intend to pay to those employees and the associated payroll taxes. Substantially all of those post termination wages will be paid within 60 days following the reduction in force.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 15th day of September 2004.

Z-TEL TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Horace J. Davis III

Chief Executive Officer and Chief Financial Officer
(Authorized officer of Registrant and principal financial and accounting officer)