Form 10-K
period 2004-12-31
Trinsic, Inc.
filed 2005-04-15
CIK 1096509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2004

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-28467

TRINSIC, INC.

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

Yes   ☐  No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2004 (assuming solely for these purposes that only directors, executive officers and beneficial owners of greater than 10% of the Registrant’s Common Stock are affiliates), based on the closing price of the Common Stock on the Nasdaq SmallCap Market as of such date, was approximately $38,083,872.

The number of shares of the Registrant’s Common Stock outstanding as of April 13, 2005 was approximately 55,313,302.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to its 2005 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report.

ITEM 1. BUSINESS

GENERAL

Trinsic, Inc. (formerly Z-Tel Technologies, Inc.) and subsidiaries (“Trinsic,” “we” or “us”) is a provider of residential and business telecommunications services. We offer local and long distance telephone services in combination with enhanced communications features accessible through the telephone, the Internet and certain personal digital assistants. We recently began offering services utilizing Internet protocol, often referred to as “IP telephony,” “voice over Internet protocol” or “VoIP.” We provide services at both the retail and wholesale level.

At the retail level, we provide our traditional circuit-switched local services in forty-nine states, although our customers are primarily concentrated in six states. Our business VOIP offerings will be limited to the New York City metropolitan area and Tampa. Our facilities based residential services will be available in New York City. Excluding VoIP lines, we serve approximately 189,000 retail residential lines, 47,000 retail business lines, and 40,000 retail stand-alone long distance lines. We gained nearly all of the long distance customers with our acquisition of Touch 1 Communications, Inc. in April 2000. We serve approximately 1,600 VoIP lines.

We introduced our wholesales services during the first quarter of 2002. This service provides other companies with the opportunity to offer local, long-distance and enhanced telephone service to their own residential and business customers on a private label basis by utilizing our telephone exchange services, enhanced services platform, infrastructure and back-office operations. Sprint Communications Company (“Sprint”) has been our principal wholesale customer since February 2003. Previously, we had an agreement for wholesale services with MCIWORLDCOM (“MCI”), but that agreement was terminated in October 2003. At the wholesale level, we serve approximately 300,000 billable lines.

Historically we have utilized the unbundled network elements platform (“UNE-P”) as the primary basis of delivering our services to our retail customers and to the end users of our wholesale customers. Under UNE-P, we utilize various unbundled elements of the traditional local telephone companies (“incumbent local exchange carriers” or “ILECs”) to facilitate the delivery of our services to end users. Our access to ILEC networks has historically been based upon the Telecommunications Act of 1996 (the “Telecommunications Act”) which imposed a variety of duties upon the ILECs, including the duty to provide “competitive local exchange carriers” (“CLECs”), like us, with access to the individual components of their networks. Recent court decisions and rulings by the Federal Communications Commission (“FCC”), however, have sharply limited our rights to access the ILEC networks. FCC rules effective on March 11, 2005 eliminated mandatory national access to UNE-P for new customers and require us to transition our customers to alternative arrangements within one year unless we enter into commercial service agreements with

ILECs that provide otherwise. See sections of this report entitled “Government Regulation” and “Risks Relating to Our Financial Condition and Our Business.” Our launch of VoIP services is designed to mitigate our reliance on access to certain ILEC network components.

In the normal course of business we have entered into interconnection agreements with ILECs that set forth the terms by which we gain access to their networks. These agreements are now subject to revision consistent with the FCC’s recent UNE-P ruling. We have entered into an arrangement with Qwest that will allow us to continue utilizing UNE-P in its territories. We have also entered into an interim commercial services agreement with Verizon through May 31, 2005. We are discussing revised interconnection agreements and alternative commercial agreements with other ILECs as well. There can be no assurance that we will be successful in negotiating new interconnection agreements upon favorable terms.

We have invested heavily in our enhanced communications platform and our operational support systems. Our enhanced communications platform enables us to offer distinctive Web integrated and voice activated features. Our advanced operational support systems are functionally integrated to support the entire customer life cycle including price quotation, order entry and processing, ILEC interaction, customer care, billing and subscriber management. We believe our operational systems are scalable, both vertically and horizontally, and give us reliable, flexible, low-cost operational capabilities.

We changed our name from Z-Tel Technologies, Inc. to Trinsic, Inc. on January 3, 2005.

SEGMENT FINANCIAL INFORMATION

For internal reporting purposes, we evaluate our business performance in terms of two segments: retail services and wholesale services. Financial information relating to both segments (including information relating to the revenue contributed by our services) is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and footnote 23 “Segment Reporting” in the “Notes to the Consolidated Financial Statements.”

INDUSTRY BACKGROUND

The Telecommunications Act of 1996 (the “Telecommunications Act”) was enacted principally to foster competition in the local telecommunications markets. The Telecommunications Act imposed a variety of duties upon the ILECs, including the duty to provide other communications companies, like us, with access to the individual components of their networks, called “network elements,” on an unbundled basis at any feasible point and at rates and on terms and conditions that were just, reasonable and nondiscriminatory. A network element is a facility or piece of equipment of the ILEC’s network or the features, functions or capabilities such facility or equipment provides. In 1996, the FCC, pursuant to the Telecommunications Act, mandated that incumbent local exchange carriers provide access to a set of unbundled network elements including, among other elements, local loops (i.e. the wires that reach from the ILEC central office to the end user’s premises), switching, transport and signaling. This combined set of elements is referred to as the “unbundled network element platform” or “UNE-P.” Moreover, the FCC mandated that ILECs must provide the unbundled network element platform at rates based on a forward-looking, total long-run incremental cost methodology. Recent court decisions and FCC rulings have substantially reversed these earlier FCC mandates. (See sections entitled “Government Regulation” and “Risks Relating to Our Financial Condition and Our Business.” )

The Telecommunications Act also established procedures by which the regional Bell operating companies (“Bell operating companies”) were allowed to handle “in-region” long distance calls, that is, calls that originated from within their telephone service areas and terminated outside their service areas. The 1984 court order that divided AT&T prohibited Bell operating companies from providing “in-region” long distance telephone service. Under the Telecommunications Act, Bell operating companies could provide such in-region service if they demonstrated to the FCC and state regulatory agencies that they complied with a 14-point regulatory checklist, including offering interconnection to other communications companies, like us, and providing those companies access to their unbundled network elements on terms approved by a state public service commission. Bell operating companies received authority to provide in-region long distance services in all 47 applicable states. However, the Section 271 “checklist” is a continuing obligation pursuant to section 271(d)(6) of the Telecommunications Act. (See section of this report entitled “Government Regulation.”)

RETAIL SERVICES

Within the retail segment, our principal services are traditional, circuit-switched local and long-distance telephone services for residences and businesses. We also recently launched VoIP-based services for residences and businesses.

Circuit-Switched Residential Services

Our local residential circuit-switched telephone service is typically bundled with long distance and a suite of our proprietary Internet-accessible and voice-activated functions called “Trinsic Center.” The enhanced features include voicemail, “Find Me” “Notify Me,” caller identification, call forwarding, three-way calling, call waiting, speed dialing and Personal Voice Assistant™ (“PVA”), which utilizes voice-recognition technology so that users can access secure, online address books from any phone using simple voice commands in order to send voice e-mails, find contact information and dial numbers, among other things. We offer various plans, including unlimited plans that include unlimited, nationwide, direct-dialed long distance calling toll-free and lower priced plans that include a limited number of long distance minutes at no additional charge. Bell operating company customers switching to our local services keep their existing phone numbers. We currently provide residential services in every state except Alaska, in areas served by a Bell operating company or Sprint and areas formerly served by GTE.

Our residential service includes unique features, all of which can be accessed and manipulated by telephone or Internet. Our proprietary voicemail enables subscribers to retrieve and listen to their voice-mail messages via telephone or the Internet. Our voicemail system also enables users to forward voicemails via e-mail, as attachments. Our “Find-Me” feature forwards an incoming call to as many as three additional numbers. Our “Notify Me” feature notifies the subscriber via e-mail, pager or ICQ Internet Chat (instant messaging) when a new voice mail message arrives. Both “Find Me” and “Notify Me” are accessible via the Internet so that users may easily enable, disable or otherwise alter the functions. PVA allows users to store contacts in a virtual address book and then access and utilize that information through voice commands from any telephone. Users say “call” and the contact’s name, “call John Doe” for example, and PVA connects the call. PVA users can also send voice e-mails. Users record a message via telephone and instruct PVA to deliver the message to a contact. PVA then attaches the voice message to an e-mail and sends the e-mail to the contact.

We market and sell residential services primarily through direct mail, telemarketers, joint marketing efforts with entities that have access to large numbers of consumers, independent sales contractors (including multi-level marketing companies) and referral programs. .

Circuit-Switched Business Services

Our local business circuit-switched business telephone service is targeted to small and medium sized businesses (typically having four or fewer lines) and businesses having multiple units. The service is local telephone service bundled with long distance (1+) telephone service, calling card services and enhanced features, including our proprietary features. Because we provide service in nearly every state, our business services are particularly valuable to firms having multiple locations in various states. With us, they deal with only one telephone company. We began offering business services in 2002. We provide service in every state but Alaska, in areas served by a Bell operating company or formerly served by GTE. Current customers include Darden Restaurants, Compass, Foot Locker, Metromedia Restaurant Group and Rand McNally Stores.

We market and sell our circuit-switched business telephone services primarily through our own in-house sales personnel and independent sale contractors.

Long Distance

We offer long distance services on a stand-alone basis to residences and business. Our stand-alone long-distance is a usage-based service that allows customers to use us as their primary long distance calling provider to complete their direct-dialed long distance (1+) calls. We do not actively market the long distance services. We gained nearly all of the long distance customers with our acquisition of Touch 1 Communications, Inc. in April 2000.

VoIP Services

We offer VoIP telephone services in areas within reach of our own IP telephony network. Our VoIP network utilizes Cisco technology and services and is integrated with our enhanced communications services platform so that in addition to increased bandwidth and service flexibility, our customers enjoy features such as PVA, our voice-activated virtual address book. The services are offered to both residences and businesses. Our facilities based residential services will be available in New York City and our business VOIP offerings will be limited to the New York City metropolitan area and Tampa. We plan to expand out IP telephony network to additional cities as resources permit.

We market and sell our residential VoIP services primarily through direct mail and independent sales contractors. We market and sell our business VoIP services primarily through our own in-house sales personnel.

Billing and Collection

We have three primary methods for billing and collecting from our retail customers. For our residential customers, we can (1) direct bill by mail and receive payment through a check or money order by mail; (2) charge a credit card account or (3) set up an automatic withdrawal from a checking account. Currently, we bill the majority of our retail customers by mail and receive payment through checks delivered by mail.

WHOLESALE SERVICES

Within the wholesale segment, we offer a comprehensive package of communications and advanced support services to other communications companies for their use in providing services to their own retail customers. Among the wholesale services we offer are local exchange telephone services, long distance telephone services, our proprietary enhanced features, enhanced features we acquire from incumbent local exchange carriers, ordering, provisioning (i.e. the process by which a telephone company is established as the end user’s primary telephone company), inbound sales, fulfillment, billing, collections and customer care. Our enhanced communications platform has the capability to integrate with most communications transport networks, including wireless, cable, and Internet networks.

On February 4, 2003, we signed a non-exclusive, wholesale services agreement with the Sprint Communications Company L.P. (“Sprint”). The agreement gives Sprint access to our telephone exchange services and our Web-integrated, enhanced communications platform and operational support systems in connection with Sprint’s local residential telephone service. Sprint is our sole wholesale services customer.

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

Our principal method of delivering services to our customers requires access to ILEC networks. To facilitate interaction with the ILECs, we have established, with outside integration and consulting assistance, electronic gateways, software and a standard internal provisioning interface. Our systems can interact with the ordering systems of multiple incumbent local exchange carriers. They reduce the number of steps required to provision a customer and consequently reduce costs and increase accuracy. “Provisioning” is the process by which we (or our wholesale customers) are established as the customer’s primary local exchange and long distance telephone service provider. Our systems also support mediation, network administration and revenue assurance.

BUSINESS STRATEGY

Our basic business strategy is to -

•	Re-focus our marketing resources on the Northeastern United States where we have a dense existing consumer customer base and an IP telephony network successfully deployed;

•	Continue to build out our IP telephony network in the Northeast to compliment our existing network and customer density there as resources permit;

•	Continue to migrate customers to our own network as resources and the terms of our agreements allow; and

•	Continue to add multi-line business customers directly to our IP telephony network.

GOVERNMENT REGULATION

Overview and Current Regulatory Developments

The Telecommunications Act of 1996 (the “Telecommunications Act”), signed into law on February 8, 1996, comprehensively amended the Communications Act of 1934 (the “Communications Act”) and effected changes in regulation at both the federal and state levels that impact nearly every segment of the telecommunications industry. The stated purpose of the Telecommunications Act is to promote competition in all areas of telecommunications.

Some of our services are regulated and some are not. In providing our non-common carrier services such as Personal Voice Assistant, voice mail, “Find-Me” notification and directory services, we operate as an unregulated provider of “information services,” as that term is defined in the Communications Act, and as an “enhanced service provider,” as that term is defined in the rules of the Federal Communications Commission (“FCC”). These operations currently are not regulated by the FCC or the states in which we operate. In providing residential and business telecommunications services, we are regulated as a common carrier at the state and federal level and are subject to additional rules and policies not applicable to providers of information services alone. Certain aspects of our voice over Internet protocol (“VoIP”) services (also called IP telephony services) may or may not be subject to common carrier regulation. The regulatory classification of these services is currently subject to a number of regulatory proceedings before state regulatory commissions, the FCC, and the courts. However, unlike many of our VoIP competitors, we are certified as a facilities-based competitive local exchange carrier in forty-nine states and the District of Columbia. We believe our certification as a common carrier gives us the flexibility to operate and offer our advanced IP telephony services regardless of the final regulatory classification of those services.

The local and long distance telecommunications services we provide are regulated by federal, state, and, to some extent, local government authorities. The FCC has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services. Each state regulatory commission has jurisdiction over the same carriers with respect to intrastate communications services. (As discussed below, the FCC has ruled that VoIP services in certain instances are “inherently interstate” and therefore subject to federal regulation, and not state level regulation.) The extent of federal or state regulation of “information services” depends upon the nature of the service offered. Local governments sometimes seek to impose franchise requirements and fees on telecommunications carriers and regulate construction activities involving public rights-of-way. Changes to the regulations imposed by any of these regulatory authorities could have a material adverse effect on our business, operating results and financial condition.

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

FEDERAL REGULATION

FCC Policy on Unbundled Access to Network Elements of Incumbent Local Exchange Carriers

While Trinsic’s regulatory environment continues to be dynamic and complex, there is one overriding issue that drives our business: our ability to interconnect with, access and use the local networks of incumbent local telephone exchange carriers (like Verizon, SBC, BellSouth and Qwest) to provide our services. The “incumbent local exchange carrier” or “ILEC” is the old established wireline telephone company. Non-incumbent telephone companies like us are referred to as competitive local exchange carriers or “CLECs.” All of our telecommunications services, residential and business, analog and VoIP, utilize, to some extent, an ILEC network.

▪	Our residential and business local telephone services throughout the United States predominantly utilize the unbundled network element platform (or “UNE-P”) which is a combination of functions and components of an ILEC network, including analog loops, switching and transport. As discussed below, FCC rules effective on March 11, 2005 restricted our access to UNE-P for new customers and are requiring us to transition our customers to alternative commercial arrangements, different networks or resale.

▪	As an alternative to utilizing UNE-P, in New York City and in Tampa, Florida, we have begun to provide VoIP residential and business telephone services through a network architecture called “UNE loop,” or “UNE-L.” The UNE-L entry strategy requires us to establish collocation arrangements with the ILEC and have unbundled access to analog loops, and transport.

▪	We provide VoIP telephony services to businesses in the New York City metropolitan area and Tampa utilizing a next-generation IP network. This network requires us to purchase or lease high-capacity digital connections from the customer’s premises to our next-generation IP facilities. In many instances, the only cost-effective means of obtaining that high-capacity digital connection is from the ILEC. Typically, we provide service by means of a combination of unbundled high-capacity loops and transport, which is called an “Enhanced Extended Link,” or “EEL.” In some situations, we obtain transport from another, non-incumbent provider but are dependent upon the ILEC for the final, “last-mile” connection to the customer premises. In those situations, we purchase an unbundled high-capacity loop from the ILEC. In the absence of access to unbundled access to high-capacity loops and transport, our only option would be to purchase these connections as retail, “special access” circuits that are available from ILECs and other providers. The prices of these retail (and largely-deregulated) special access circuits are, in many instances, substantially higher than the wholesale (and regulated) prices for unbundled network elements.

Recent court decisions and FCC rulings have sharply limited our ability to utilize the networks of incumbent local telephone companies to provide our services, requiring us to adjust our business plan accordingly.

On December 15, 2004, the FCC limited the availability of unbundled network elements pursuant to section 251 of the Telecommunications Act of 1996 that Trinsic utilized to provide services to our customers in the Triennial Review Remand Order, Review of Section 251 Unbundling Obligations of Incumbent Local Exchange Carriers, WC Docket No. 04-313, CC Docket No. 01-338, FCC 04-290 (rel. Feb. 4, 2005). The FCC ruled that ILECs are no longer required to provide Trinsic and other entrants access to unbundled analog switching – a key component of the “unbundled network element platform” combination of elements, which is how we provide services to the vast majority of our customers. This FCC Triennial Review Remand Order also limited our ability to access unbundled high-capacity loops and dedicated transport in many urban and suburban locations.

The FCC Triennial Review Remand Order became effective March 11, 2005. After that date, we are unable to place orders for new customers and lines that utilized unbundled switching and high-capacity loops and transport that no longer qualified for unbundling under the new rules. For Trinsic’s embedded base of customers, the FCC imposed price increase of $1 per month for each line that utilized unbundled switching and a price increase of 15% for each high-capacity loop or transport arrangement that no longer qualified for unbundling under the new rules. The FCC Triennial Review Remand Order also established a one-year transition period for this embedded base of customers – at the end of that transition period, currently set as March 15, 2006, the prices for access to unbundled switching and those loop and transport arrangements will no longer be federally regulated.

In the normal course of our business, we enter into contractual arrangements with ILECs for access to their networks. We are currently in negotiations to establish new contractual arrangements with ILECs for both our embedded base and future customers. We have already executed one such commercial arrangement with Qwest, which covers Qwest territories in Washington, Oregon, Arizona, Colorado, New Mexico, Idaho, Montana, North Dakota, South Dakota, Iowa, and Nebraska. We are currently in discussions with Verizon, SBC and BellSouth over changes to interconnection agreements that may be required by the FCC Triennial Review Remand Order.

CLECs, states, and ILECs have filed appeals of the Triennial Review Remand Order. ILECs have filed an appeal before the D.C. Circuit Court, United States Telecom Ass’n et al. v. FCC, No. 05-1058, and have asked that the D.C. Circuit stay a portion of the Triennial Review Remand Order that permits competitors to convert essentially deregulated “special access” circuits to regulated, unbundled high-cap loop and transport circuits in certain circumstances. CLECs and states filed appeals before several circuit courts and those appeals were consolidated before the Third Circuit Court of Appeals in Philadelphia. The third circuit court of appeals has subsequently transferred these appeals to DC circuit court. Briefs in that appeal have not been filed and we cannot anticipate whether the outcome of those appeals will improve or decrease our options in providing service to our customers.

The FCC’s Triennial Review Remand Order is the result of years of litigation over the terms and conditions on which Trinsic and other competitors may provide service utilizing the networks of incumbent local exchange carriers. In 2003, the FCC ruled that entrants like Trinsic would be able to purchase analog switching, dedicated transport and high-capacity loops on an unbundled basis, subject to state-by-state review of whether such unbundling was needed in their states. Carriers were involved in those state-by-state proceedings when, on March 2, 2004, the D.C. Circuit Court of Appeals overturned the FCC’s decision as an improper delegation of authority to state public utility commissions. See Report and Order and Order on Remand and Further Notice of Proposed Rulemaking, Review of Section 251 Unbundling Obligations of Incumbent Local Exchange Carriers, 18 FCC Rcd 16978 (2003) (“Triennial Review Order”), rev’d in part and remanded, United States Telecom Ass’n v. FCC, Nos. 00-1012, 00-1015, 03-1310 et al. (D.C. Cir. March 2, 2004) (“USTA II”). The D.C. Circuit ordered that the unbundled switching and transport rules be vacated after sixty days or upon denial of a petition for rehearing, whichever was later. In June 2004, the FCC and the U.S. Department of Justice declined to appeal this decision to the United States Supreme Court, and the Petition for Writ of Certiorari filed by Trinsic (then Z-Tel) and other companies before the United States Supreme Court was denied. The FCC issued interim rules and immediately began work on formulating the final unbundled network access rules that appear in the Triennial Review Remand Order.

Court consideration of the unbundled access rules followed a parallel track. The FCC first established network element unbundling rules in its August 1996 Local Competition Order in CC Docket No. 96-98. Those rules were appealed to the Eighth Circuit Court of Appeals and later to the U.S. Supreme Court. In its January 25, 1999 AT&T v. Iowa Utilities Board ruling, the Supreme Court remanded the network unbundling rules to the FCC for further consideration of the necessity of each one under the Telecommunications Act’s statutory standard for unbundling. On November 5, 1999, the FCC released an order (referred to as the UNE Remand Order) that retained many of its original list of unbundled network elements, but providing further explanation of the need for such unbundling and eliminated the requirement that incumbent local exchange carriers provide unbundled access to operator services and directory assistance and limiting unbundled access to local switching in certain geographic areas. With regard to operator services and directory assistance, the FCC concluded that the market has developed since 1996 such that competitors can and do self-provision these services, or acquire them from alternative sources. The FCC also noted that incumbent local exchange carriers remain obligated under the non-discrimination requirements of the Communications Act of 1934 to comply with the reasonable request of a carrier that purchases these services from the incumbent local exchange carriers to rebrand or unbrand those services, and to provide directory assistance listings and updates in daily electronic batch files. With regard to unbundled local switching, the FCC concluded that, notwithstanding the incumbent local exchange carriers’ general duty to provide unbundled local circuit switching, an incumbent local exchange carrier is not required to unbundle local circuit switching for competitors for end-users with four or more voice grade (DSO) equivalents or lines, provided that the incumbent local exchange carrier provides nondiscriminatory access to combinations of unbundled loops and transport (also known as the “Enhanced Extended Link” or “EEL”) throughout Density Zone 1, and the incumbent local exchange carrier’s local circuit switches are located in (i) the top 50 Metropolitan Statistical Areas as set forth in Appendix B of the Third Report and Order and Fourth Further Notice of Proposed Rulemaking in CC Docket No. 96-98, and (ii) in Density Zone 1, as defined in the FCC’s rules. For operator services and directory assistance, as well as for unbundled local switching, the FCC noted that the competitive checklist contained in Section 271 of the Communications Act of 1934 requires Bell operating companies to provide nondiscriminatory access to these services. Thus, Bell operating companies must continue to provide these services to competitors; however, Bell operating companies may charge different rates for these offerings.

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

While the Triennial Review proceeding was pending before the FCC, the D.C. Circuit ruled in the USTA appeal of the 1999 UNE Remand Order. The D.C. Circuit reversed the UNE Remand Order on the court’s belief that the FCC had not taken into sufficient account the availability of substitutes for unbundled network elements from outside incumbent local telephone networks. The court called upon the FCC to engage in a detailed “granular” review as to whether any particular network element should be unbundled, based upon a specific analysis as to whether competitors could obtain comparable elements from other sources or whether a network element possessed “natural monopoly” characteristics. In addition, the D.C. Circuit required that the FCC balance the benefits of unbundling for competitors and consumers against the costs that unbundling might impose upon incumbent local telephone companies. Competitors filed for review of the USTA decision before the United States Supreme Court, but the Supreme Court denied the competitors’ request for an appeal.

In August 2003, the FCC released its final decision in the Triennial Review proceeding. In the Triennial Review Order, the FCC also ruled that entrants would no longer be able to access network elements utilized by incumbent local telephone companies to provide “broadband” services, such as fiber-to-the-premises loops, high-capacity transport, packet switching, line-sharing for DSL services, and fiber-fed “next-generation digital loop carrier” loops. In subsequent decisions, the FCC has even more sharply limited the ability of companies like Trinsic to obtain unbundled access to ILEC fiber optic lines. On August 9, 2004, in a reconsideration order in CC Docket No. 01-338, the FCC ruled that ILECs need not be required to unbundled fiber to multiple dwelling units, even if fiber only reaches the minimum point of entry of the building. On October 18, 2004, in a second reconsider order in CC Docket No. 01-338, the FCC ruled that “fiber-to-the-curb” loops will also be exempt from unbundling requirements just as fiber-to-the-premises loops were exempted in the August 2003 order. The FCC also clarified that ILECs were not required to add time-division multiplexing capabilities to any new packetized transmission facilities constructed in order to facilitate interconnection by competitors.

These restrictions on access to ILEC fiber networks and next-generation architecture could have a significant impact on our ability to provide services to our customers. In particular, even in situations in which Trinsic would otherwise be entitled to unbundled access to a loop, transport circuit or EEL, these exclusions could permit ILECs to refuse to offer these connections to us, on the basis that loop, transport or EELs qualifies as “fiber-to-the-premises,” or “fiber-to-the-curb,” or involves access to “packet switching.” As a result, these exclusions from unbundling could limit our ability to provide service to customers cost-effectively and could have a significant and material impact upon our business.

The regulatory uncertainty and the absence of effective network access rules have required us to adjust our business plan in a number of ways, as discussed elsewhere in this report. For example, we are attempting to migrate portions of our UNE-P customer base in New York City to our own network, which uses an architecture called UNE-L. In other markets, we have rolled-out of our next-generation VoIP network, which depends in part on unbundled access to high-capacity loops. As a result, these regulatory developments have had an immediate, significant, adverse and material impact upon our business. We are in discussions with ILECs to establish commercial terms and arrangements for access to their local networks, but we have only been successful in doing so with Qwest. There is no assurance that we will be able to reach similar commercial arrangements with Verizon, SBC, BellSouth or other ILECs. Moreover, even if we enter into such commercial arrangements, the terms of those arrangements might require us to adjust our business plan and service offerings significantly. We may be required by these regulatory developments to limit access to our service, withdraw from certain markets, alter our negotiation strategy and potentially arbitrate these agreements. Arbitration would likely take some time and could result in uncertainty as to our legal rights in the interim. It is also possible that during the pendancy of these negotiations, one or more incumbent local telephone company suppliers may refuse to abide by the terms of the existing agreements or act terminate those agreements outright. Trinsic is currently evaluating all of its legal options to ensure that we can continue to meet the needs of our existing and future customers.

Pricing of Unbundled Network Elements

Even in situations where we retain the right to unbundled access under the new FCC rules (for example, analog loops and high-capacity loops and transport in many instances), the regulated pricing of those network elements is subject to change.

The FCC issued its first interconnection order on August 8, 1996 and in that Local Competition Order, the FCC established the pricing methodology for unbundled network elements. That methodology was Total Element Long-Run Incremental Cost, or “TELRIC.” Incumbent local telephone companies and state commissions appealed the FCC’s 1996 Local Competition Order to the United States Court of Appeals for the Eighth Circuit. On July 18, 1997, the Eighth Circuit issued a decision vacating the FCC’s pricing rules, as well as certain other portions of the FCC’s interconnection rules, on the grounds that the FCC had improperly intruded into matters reserved for state jurisdiction. On January 25, 1999, the Supreme Court, in AT&T Corp. v. Iowa Utilities Board, largely reversed the Eighth Circuit’s holding that the FCC has general jurisdiction to implement the local competition provisions of the Telecommunications Act. In so doing, the Supreme Court stated that the FCC has authority to set pricing guidelines for unbundled network elements, to prevent incumbent local exchange carriers from physically separating existing combinations of network elements, and to establish “pick and choose” rules regarding interconnection agreements.

The Supreme Court in 1999 did not evaluate the specific forward-looking pricing methodology mandated by the FCC and remanded the case to the Eighth Circuit for further consideration. Some incumbent local exchange carriers argued that this pricing methodology does not allow adequate compensation for the provision of unbundled network elements. The Eighth Circuit subsequently upheld the FCC’s TELRIC rules, which use forward-looking incremental costs as the basis for establishing rates for interconnection and unbundled network elements. The Eighth Circuit further agreed with the FCC’s interpretation of the Telecommunications Act as rejecting “historical costs” as the basis for setting rates. However, the Eighth Circuit vacated the FCC’s regulation, codified at 47 C.F.R. Sec. 51.505(b), setting forth the FCC’s approach to computing forward-looking incremental costs, and directed the FCC to review its approach so that it is based on the costs incurred by the incumbent local exchange carrier to provide the actual facilities and equipment that will be used by the requesting carrier instead of the lowest cost based on the most efficient technologies currently available. In 2001, the United States Supreme Court granted a writ of certiorari to the Eighth Circuit decision, and in 2002, in Verizon v. FCC, the Supreme Court upheld the FCC’s TELRIC pricing rules.

Although the FCC’s TELRIC rules have been supported by the courts, the establishment of rates occurs on a state-by-state basis and is subject to change. Some states are currently re-evaluating the pricing of these unbundled network elements. As a result, it is possible that prices in some states could increase or lower rates over existing levels. Our intent is to be an active participant in many of these rate cases and any others that might be critical to our operations. We anticipate joining other competitive service providers in arguing that existing rates and rates proposed by the incumbents are overstated and do not reflect the true total element long run incremental costing principles required by the FCC and the Telecommunications Act.

Despite the fact that the TELRIC rules have been supported by the courts, the FCC is currently reevaluating several of these rules, by means of a rulemaking notice issued in September 2003 in WC Docket No. 03-173. The FCC rulemaking proposes to modify the TELRIC methodology by mandating that states set prices based upon the forward-looking costs of operating the existing network architecture of incumbent local telephone company networks. In many instances, modifying the TELRIC methodology in this way could increase the rates we pay for certain elements; for other elements, such a modification could result in lower rates. We believe that the FCC’s proposals to modify TELRIC are inconsistent with the Supreme Court’s decision in the Verizon case, meaning that new FCC TELRIC rules may be subject to considerable litigation if they are adopted. The FCC rulemaking is still pending, and changes to the FCC’s TELRIC rules could significantly alter the prices we pay for unbundled access to ILEC network elements. While the prevailing productivity trends within the industry would predict the adoption of lower rates in association with the provision of unbundled network elements and network element combinations, we cannot predict the outcome of any pending or potential rate case or judicial proceeding. Increases or decreases in rate levels charged by incumbent local exchange carriers as a result of regulatory and/or judicial review through rate case, court case or arbitration proceedings could significantly impact our business plans.

The Rights and Obligations Common Carriers Under Federal Law

We are certified as a local exchange common carrier in forty-nine states and the District of Columbia. The Communications Act, as amended by the Telecommunications Act, imposes a number of regulatory requirements on common carriers generally and local exchange carriers specifically. There is currently significant regulatory uncertainty as to whether certain new enhanced services such as VoIP-based telephone services must be subject to common carrier regulation. We believe that having our common carrier licenses gives us the flexibility to provide our customers a broad array of services and does not make our service offerings dependent upon any one particular regulatory classification.

In addition, our status as a common carrier gives us rights under section 251 of the Telecommunications Act to interconnect with, obtain access to, and collocate on the premises of incumbent local exchange carriers like Verizon, SBC, BellSouth, and Qwest. Section 251 of the Act requires ILECs to —

•	provide physical collocation to other common carriers, which allows companies such as us and other competitive local exchange carriers to install and maintain our own network termination equipment in incumbent local exchange carrier central offices or, if requested or if physical collocation is demonstrated to be technically infeasible, virtual collocation;

•	offer components of their local service networks on an unbundled basis to other common carriers so that other providers of local service can use these elements in their networks to provide a wide range of local services to customers (See FCC Policy on Unbundled Access, above); and

•	establish “wholesale” rates for their services to promote resale by competitive local exchange carriers.

     Companies that are not common carriers do not have the section 251 rights described above. In addition, all local exchange carriers must —

•	interconnect with the facilities of other common carriers;

•	establish number portability, which will allow customers to retain their existing phone numbers if they switch from the local exchange carrier to a competitive local service provider;

•	provide nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way; and

•	compensate other local exchange carriers on a reciprocal basis for traffic originated by one local exchange carrier and terminated by another local exchange carrier.

The FCC is charged with establishing national guidelines to implement certain portions of the Telecommunications Act. FCC implementation of those provisions of the Telecommunications Act has been the subject of ongoing litigation that continues to this day. The most contentious litigation has centered around FCC and state rules regarding the rates, terms and conditions of unbundled network access, and the current status of those rules is discussed above (“FCC Policy on Unbundled Access” and “Pricing of Unbundled Network Elements”)

The rights and obligations of common carriers under federal law impact our business, as do other pending FCC proceedings. The subsections that follow outline a number of these areas. These and many other issues remain subject to further consideration by the courts and the FCC. We cannot predict the ultimate disposition of any of these and other matters.

These and other FCC determinations are likely to be the subject of further appeals or reconsideration. Thus, while the Supreme Court has resolved many issues, including aspects of the FCC’s jurisdictional authority, other issues remain subject to further consideration by the courts and the FCC. We cannot predict the ultimate disposition of any of these and other matters.

Regulation of Rates, Terms and Conditions of Interstate Service

With regard to the FCC, Trinsic is classified by the FCC as a non-dominant provider of interstate telecommunications services. In general, the FCC does not regulate the rates, services, and market entry of non-dominant telecommunications carriers, but does require them to contribute to universal service and comply with other regulatory requirements. We are currently regulated as a non-dominant carrier with respect to both our local and long distance telephone services.

As a result, we currently are not subject to rate of return regulation at the federal level and are not currently required to obtain FCC authorization for the installation, acquisition or operation of our domestic exchange or interexchange network facilities. However, we must comply with the requirements of common carriage under the Communications Act. We are subject to the general requirement that our charges and terms for our telecommunications services be “just and reasonable” and that we not make any “unjust or unreasonable discrimination” in our charges or terms. The FCC has jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations. We are also subject to FCC rules that limit our ability to discontinue to provide certain interstate services; however, the FCC has implemented a process that generally permits a non-dominant, competitive company to discontinue such interstate services on an expedited basis.

We are entitled to file tariffs for the termination of interstate traffic by other carriers to our customers, and those tariffs are subject to certain FCC regulation (See “Interstate Tariffs and Rates,” below).

Interconnection Agreements

The rights and obligations Trinsic has pursuant to section 251 and 271 of the Telecommunications Act are generally implemented through “interconnection agreements” with ILECs through which we obtain access to the ILEC networks. Section 252 of the Telecommunications Act requires local exchange carriers to negotiate with us in good faith to enter into interconnection agreements and contains a specific process for negotiating and arbitrating interconnection agreements with incumbent local telephone companies. If we cannot reach a voluntary interconnection agreement with an incumbent local exchange carrier on acceptable terms, either side may petition the applicable state commission to arbitrate remaining disagreements. These arbitration proceedings can last for a substantial period of time and can require substantial resources to litigate. Moreover, state commission approval of any interconnection agreement resulting from negotiation or arbitration is required, and any party may appeal an adverse decision by the state commission to federal district court. The incentive of the incumbent local exchange carrier to negotiate fair or proper interconnection agreement terms is a function of the willingness and authority of state commissions and the FCC to enforce rules and policies promulgated under the Telecommunications Act. The potential cost in resources and delay from this interconnection agreement negotiation and arbitration process could harm our ability to compete in certain markets, and there is no guarantee that a state commission would resolve disputes, including pricing disputes, in our favor.

In the normal course of business, we have entered into interconnection agreements with the ILECs in all states where we currently offer local exchange services. To implement the Triennial Review Remand Order and to ensure that we obtain interconnection and unbundled access, we are reviewing available contracts or negotiating new contracts in a number of states. However, at any point in time an interconnection agreement may not contain the best-available terms offered to our competitors, a situation that could adversely affect our ability to compete in the market. In addition, several of our interconnection agreements with Verizon, SBC and BellSouth have expired. The terms of those contracts provide for the agreements to continue in place until a replacement is executed or upon termination by either party.

A 2004 FCC decision has a direct impact on the interconnection agreement negotiation and arbitration process. On July 13, 2004, the FCC released a Report and Order in WC Docket No. 01-338 and CC Docket No. 96-98 that substantially and significantly curtailed the “Pick-and-Choose” rule that applied to Section 251 interconnection agreements. Section 252(i) of the Act requires that ILECs permit CLECs like Trinsic the ability to “opt in” to any interconnection and network access arrangements that an ILEC offers to another CLEC in an approved Section 251 agreement. This process is important to ensuring that ILECs do not discriminate between CLECs in the terms of interconnection and network access. Trinsic has utilized this “pick-and-choose” process to obtain interconnection agreements with ILECs in many of the states in which we do business. The Supreme Court in the Verizon decision supported the FCC’s original pick-and-choose rule as being consistent with the nondiscriminatory access purpose of the 1996 Act. The FCC’s July 2004 Order significantly changes this process and drops the “pick-and-choose” requirement with an “all-or-nothing” approach. This rule requires that Trinsic, in order to avail itself of a particular rate, term, or condition of interconnection or access that an ILEC is offering another CLEC, must adopt the ILEC-CLEC contract in its entirety, rather than simply the specific term of interconnection or access. Trinsic opposed this proposal before the FCC and we believe that it is inconsistent with the plain language of section 252(i) of the Act. The rule has the potential to make it more difficult for Z-Tel to obtain interconnection agreements suitable to our business and opens up the possibility that another CLEC may obtain better terms of interconnection or access from an ILEC on an important service or element than Trinsic because other provisions of the ILEC-CLEC agreement (such as arrangements on other network elements) may be unsuitable or unworkable for Trinsic. Implementation of the FCC rule in a manner that increases our cost of obtaining interconnection agreements or results in discrimination could significantly and adversely impact Trinsic’s business.

The ability of a CLEC like Trinsic to enforce interconnection agreements with incumbent local exchange carriers or appeal state commission arbitrations regarding such agreements is currently subject to considerable legal uncertainty. A January 2002 decision by the United States Circuit Court for the Eleventh Circuit ruled that the Georgia state commission did not have authority to enforce interconnection agreements between incumbent local exchange carriers and new entrants. This decision is in apparent conflict with decisions by other United States Circuit Courts. As a result of this decision, litigating enforcement of interconnection agreements in state or federal courts in the Eleventh Circuit and elsewhere could substantially increase the cost of such litigation. A November 2003 decision by the United States Circuit Court for the Fifth Circuit ruled that state commission jurisdiction to arbitrate terms and conditions of access pursuant to section 252 may relate only to items specifically-related to section 251 of the 1996 Act and other items voluntarily negotiated by the parties. That decision could limit our ability to arbitrate acceptable interconnection terms with incumbent local telephone companies before state commissions; at the same time, that decision could enhance our ability to resist inclusion of clauses in our contracts by those ILECs that we deem unacceptable.

Collocation

The FCC has adopted rules designed to make it easier and less expensive for competitive local exchange carriers to collocate equipment at incumbent local exchange carriers’ central offices by, among, other things, restricting the incumbent local exchange carriers’ ability to prevent certain types of equipment from being collocated and requiring incumbent local exchange carriers to offer alternative collocation arrangements, such as cageless collocation. Restrictions and impediments to collocation could harm our business, as we collocate in ILEC central offices to provide both our UNE-L network services and our next-generation network VoIP services.

The FCC’s collocation rules have been subject to a number of legal challenges by incumbent local telephone companies. On June 18, 2002, the D.C. Circuit affirmed the legality of the FCC’s collocation rules in Verizon Telephone Companies v. FCC. In the process of these court challenges, the FCC was required to modify its rules in a way that could increase the cost and time for competitors to collocate equipment and could have a substantial and material impact on Trinsic’s future network deployment.

Line Sharing, Line Splitting, and Dialtone-DSL Tying

In the Triennial Review Order, the FCC eliminated its rules that required ILECs to facilitate “line-sharing” arrangements. Line-sharing permits a competitive carrier to obtain unbundled access to the high-frequency portion of a loop in order to provide DSL on that loop while the ILEC continues to provide analog dialtone service over the low frequencies. Line-splitting is an alternative arrangement that permits one competitive carrier to provide DSL service over the high-frequency portion of an ILEC’s loop while another competitive carrier provides analog dialtone service over the ILEC’s loop. FCC rules adopted in 1999 (for line-sharing) and 2001 (for line-splitting) required ILECs to offer to facilitate these arrangements on an unbundled basis. The FCC eliminated these requirements in the 2003 Triennial Review Order. The elimination of the line-sharing rules could harm Trinsic’s business. If a customer chooses to purchase DSL from the ILEC, Trinsic’s ability to provide voice services over that facility will be limited.

Many ILECs, including BellSouth, Verizon and SBC, require their DSL customers to purchase analog dialtone service from them as well. Those policies limit the market for VoIP services that utilize broadband, DSL connections to provide dialtone service, as DSL customers will have already purchased dialtone from the ILEC. The FCC is also considering a petition filed by BellSouth that would preempt state orders in Kentucky, Georgia and Louisiana that order BellSouth to stop requiring its DSL customers to purchase analog dialtone service from BellSouth. Trinsic and other entrants have opposed BellSouth’s efforts to “tie” the sale of DSL to analog dialtone service on the basis that such a policy has an unreasonable and unlawful effect of suppressing competition for next-generation, VoIP services. Other ILECs, like Qwest and Verizon, do not have such a policy. The FCC has not yet ruled on the BellSouth petition.

Bell Operating Company Entry into the Long Distance Market.

The Telecommunications Act permitted the Bell operating companies (Verizon, SBC, Qwest, and BellSouth) to provide long distance services outside their local service regions immediately, and permits them to provide in-region long distance service upon demonstrating to the FCC that they have adhered to the Telecommunication Act’s Section 271 14-point competitive checklist. The FCC must also find that granting the application would be in the “public interest.” Bell operating companies have received long-distance authority in all 50 states.

With Bell operating companies authorized to provide long-distance service nationwide, it is generally expected that competition for Trinsic’s local and long-distance services will increase. Section 271 entry permits the Bell operating company to offer a bundle of local, long-distance and enhanced services comparable to Trinsic’s services and therefore could increase competition and harm our business, especially if we cannot obtain adequate access to unbundled network elements from that same Bell operating company.

At the same time, the Section 271 process also provides an important ongoing incentive for Bell operating companies to comply with the unbundling and interconnection requirements of the Telecommunications Act. The section 271 “competitive checklist” specifically requires Bell companies to provide competitors access to “loop transmission”, “switching”, “transport” and “signaling.” In the Triennial Review Order, the FCC ruled that these section 271 checklist requirements were independent legal obligations that Bell companies must comply with, regardless of the status of the unbundling rules under section 251. In the USTA II decision, the D.C. Circuit characterized this independent legal obligation as a “reasonable” approach. The Triennial Review Remand Order issued earlier this year did not directly address the question of a Bell company’s statutory obligation under section 271 of the Act to provide access to the network elements specifically-enumerated in section 271, particularly with regard to checklist item six, “switching”, even if those network elements are not required to be unbundled pursuant to section 251. However, last fall, the FCC ruled that with regard to the “broadband” network elements that it did not require to be unbundled under section 251 in the 2003 Triennial Review Order, the FCC ruled that Bell companies are not required to offer access to broadband elements pursuant to section 271 absent a 251 unbundling requirement. Trinsic disagrees with that FCC ruling. All of the Bell companies have currently pending before the FCC petitions requesting that the FCC “forbear” from these independent section 271 regulatory requirements. Trinsic has vigorously opposed those petitions. Trinsic will vigorously enforce its rights to access to Bell company networks pursuant to the independent legal authority that the section 271 checklist requires. If the FCC, state commissions or the courts do not enforce section 271 checklist items as separate obligations on Bell companies, our ability to provide service to our customers and our business would be harmed.

Universal Service Contributions.

In May 1997, the FCC released an order establishing a significantly expanded universal service regime to subsidize the cost of telecommunications service to high cost areas, as well as to low-income customers and qualifying schools, libraries and rural health care providers. Providers of interstate telecommunications services, like us, as well as certain other entities, must pay for these programs. We are also eligible to receive funding from these programs if we meet certain requirements. Our share of the payments into these subsidy funds is based on our share of certain defined “interstate telecommunications end-user revenues.” Currently, the FCC assesses funds owed based on a providers interstate revenue and the FCC adjusts payment requirements and levels quarterly. Various states are also in the process of implementing their own universal service programs. We are currently unable to quantify the amount of subsidy payments that we will be required to make to the FCC and individual states in the future.

On July 30, 1999, in Texas Office of Public Utility Counsel v. FCC, the Fifth Circuit overturned many of the FCC’s universal service collection rules. In October 1999, on remand from that decision, the FCC issued new collection rules which stated that if a carrier derives less than 8 percent of its revenue from interstate services, its international revenues will not be used in calculating the contribution. For carriers receiving 8 percent or more of their revenues from interstate services (as Trinsic does), the FCC stated that it will include international revenues in the base for determining collections. This and other changes to the universal service program could affect our costs by increasing charges for interstate access or requiring higher assessments on interstate revenues. On May 20, 2001, the Fifth Circuit once again reversed the FCC’s rules and decided, in Comsat Corp. v. FCC, that the FCC cannot permit local exchange carriers to recover universal service charges through access charges, as such an arrangement would create an implicit subsidy.

In 2002, the FCC modified the method in which carriers are required to make payments into the fund. Among other changes, the FCC announced that carriers are to make payments based upon projected, collected end-user interstate revenues (as opposed to historical, gross-billed revenues, as the FCC had previously used). Competitive carriers are also prohibited form marking-up USF contributions for administrative fees if carriers recover universal service contributions through phone bill line items. These measures impact the manner in which we make contributions into the federal universal service fund and could impact our business. The FCC is currently studying proposals to increase services for which the universal service fund would support, which could increase the size of the fund significantly and subsequently increase our financial obligation to the fund. The FCC is also examining its rules relating to the designation of “Eligible Telecommunications Carriers” that are eligible to receive payments from the fund. The outcome of these proceedings and subsequent litigation could adversely impact or delay our ability to obtain universal service funding for our services if we seek it, and may also increase the sums we pay into federal or state universal service funds, increase the price for access, and harm our ability to compete with carriers that do obtain such funding. Changes to federal or state universal service support programs could adversely affect our costs, our ability to separately list these charges on end-user bills, and our ability to collect these fees from our customers.

Interstate Tariffs and Rates

Beginning July 31, 2001, interstate domestic long distance companies were no longer allowed to file interstate long-distance end-user tariffs with the FCC. This regulatory change requires that Trinsic make its long-distance service information directly available to customers pursuant to private contracts. In March 1999, the FCC adopted rules that require interexchange carriers like Trinsic to make specific disclosures on their web sites of their rates, terms and conditions for domestic interstate services. These detariffing and disclosure requirements could increase our costs in providing interstate long-distance services to our customers.

The FCC effectively regulates the rates Trinsic and other competitive carriers may charge to terminate long-distance calls from other providers – known as interstate terminating switched access. The April 27, 2001 Report and Order in CC Docket No. 96-262 provided for a four-year transition for Trinsic’s and other competitive carrier’s terminating access rates, which completed on June 20, 2004. As of that date, Trinsic’s interstate terminating switched access rate tariffed before the FCC can be no higher than the “competing ILEC” in any particular area. Trinsic maintains a switched access tariff with the FCC that it believes meets these requirements. However, as ILEC switched access rates change, Trinsic may be obligated to change its tariff similarly. The result could be lost revenues from interstate terminating access and administrative costs of compliance.

In the past, Z-Tel/Trinsic has had disputes with interexchange carriers over nonpayment of terminating access charges owed to us. We have settled many of these disputes. However, there is a risk of nonpayment and bad debt with regard to nonpayment. In the past, Trinsic has adamantly litigated and defended its position, but nonpayment or default could have a substantial and material adverse impact on our business.

Numbering and Number Portability.

The FCC has issued rules that permit a customer to keep its telephone number and transfer it among carriers. In 1996, the FCC released rules requiring all local exchange carriers to have the capability to permit both residential and business customers to retain their telephone numbers when switching from one local service provider to another, known as “number portability.” In 2004, those rules were extended to wireless customers and require that Trinsic and other carriers permit customers to “port” their landline telephone number to wireless customers. Number portability has been implemented in most of the areas in which we provide service, but has not been implemented everywhere in the United States. Some carriers have obtained waivers of the requirement to provide number portability, and others have delayed implementation by obtaining extensions. Lack of number portability in a given market could adversely affect our ability to attract customers for our competitive local exchange service offerings, particularly business customers, should we seek to provide services to such customers.

The FCC and state commissions also regulate the availability and assignment of telephone numbers and area codes. Before the 1996 Telecommunications Act, the Bell operating companies and other ILECs controlled a number of these tasks. In August 1997, the FCC issued rules transferring responsibility for administering and assigning local telephone numbers from the Bells and ILECs to an independent, neutral entity. In 1996, the FCC issued new numbering regulations that prohibit states from creating new area codes in a manner that would unfairly hinder competitive local exchange carriers by requiring that their customers use 10-digit dialing while ILEC customers need only use 7-digit dialing. Each carrier is required to contribute to the cost of numbering administration through a formula based on end-user telecommunications revenues.

In May 1999, the FCC initiated a proceeding to address the problem of the declining availability of area codes and phone numbers. In December 2000, the FCC issued a Further Notice of Proposed Rulemaking in CC Dockets Nos. 96-98 and 99-200 that proposed adoption of a “market based” approach of optimizing number resources, which would involve the introduction of charges for allocation of number resources. If a “market-based” approach to number allocation is introduced, as the FCC proposed, it could result in added administrative expenses for us and possibly make it more difficult or costly for us to obtain telephone numbers for our customers.

Restrictions on Bundling. On March 30, 2001, in CC Dockets Nos. 96-61 and 98-183, the FCC eliminated a rule that prohibited all carriers form bundling customer premises equipment and telecommunications services. Current FCC rules prohibit dominant carriers from bundling their non-competitive regulated telecommunications services with their unregulated enhanced or information services. To our knowledge, the FCC has not enforced this rule with respect to competitive local exchange carriers and has proposed eliminating the rule for all carriers.

Slamming. A customer’s choice of local or long distance telecommunications company is encoded in a customer record, which is used to route the customer’s calls so that the customer is served and billed by the desired company. A user may change service providers at any time, but the FCC and some states regulate this process and require that specific procedures be followed. When these procedures are not followed, particularly if the change is unauthorized or fraudulent, the process is known as “slamming.” Slamming is such a significant problem that it has been addressed in detail by Congress in the Telecommunications Act, by some state legislatures, and by the FCC in recent orders. The FCC has levied substantial fines for slamming. The risk of financial damage, in the form of fines, penalties and legal fees and costs, and to business reputation from slamming is significant. Even one slamming complaint could cause extensive litigation expenses for us. The FCC also applies its slamming rules (which originally covered only long distance) to local service as well. Trinsic is also subject to state rules and regulations regarding slamming, cramming, and other consumer protection regulation.

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

In response to the Tenth Circuit decision, in October 2001, in CC Docket No. 96-115, the FCC clarified that the Tenth Circuit reversal was limited and that most of the FCC’s CPNI rules remained in effect. The FCC sought further comment on what method of customer consent offered by a carrier (either an “opt-in” or “opt-out” approach) would serve the governmental interest in Section 222 and be consistent with the First Amendment. The final determination of this issue and other FCC rules regarding handling of CPNI could result in significant administrative expense to Trinsic in modifying internal customer systems to meet these requirements.

FCC Policy on Enhanced, Information Services and Internet Protocol-Enabled Services (such as Voice over Internet Protocol)

On March 10, 2004, the FCC released a Notice of Proposed Rulemaking that seeks to establish a comprehensive regulatory framework for “Internet Protocol-Enabled Service,” or “IP-Enabled Services.” IP-Enabled services include Voice over Internet Protocol services and other services that Z-Tel intends to deploy or may in the future deploy over its Next-Generation Network. The FCC proposed that IP-Enabled Services be subject to limited regulation and that inconsistent state and local regulation would be preempted. Under the FCC’s proposal, the regulation that survives would be tied to the particular functionality offered by the service provider. For example, the application of E911 services may be different for “dialtone-like” services as opposed to voice capabilities of interactive computer games.

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

The distinction between “information services” and “common carrier services” is important in many respects. A panoply of federal (tariffs), state (certification requirements) and even local regulation (franchise or rights of way fees), apply to “common carrier services” but not necessarily all “information services”. Under FCC rules, interstate common carriers must contribute a percentage of revenue to federal universal service support systems; information service providers do not make such a contribution. At the same time, common carriers are granted certain rights that information service providers do not have – for example, only common carriers have the ability to collocate equipment and purchase unbundled network elements from incumbent local telephone companies pursuant to section 251 of the 1996 Act. Interexchange common carriers (e.g., long-distance providers) generally have to pay “access charges” to local exchange companies for long-distance calls that originate or terminate on a local exchange carrier’s local network. Information service providers (such as an Internet service provider) do not pay these “access charges” when their customers utilize local exchange carrier networks to utilize the information service provider’s service. As discussed above, since Z-Tel offers both common carrier and information services to its customers, these distinctions have an important impact upon our business.

Changing technology and changing market conditions, however, sometimes make it difficult to discern the boundary between unregulated and regulated services. In particular, the ability to place and route voice communications over information service provider networks has called into question the FCC’s common carrier/information service provider distinction. In 1998, the FCC outlined in a Report to Congress its belief that “voice over Internet” services should be classified and regulated, if at all, on a case-by-case basis. Since that report, several companies have filed petitions seeking declarations from the FCC as to the regulatory status of VoIP services. In February 2004, the FCC ruled that Pulver.com’s “Free World Dialup” service was an “information service” and not a regulated “common carrier” service because Free World Dialup did not offer its users the ability to transmit calls for a fee. On April 21, 2004, the FCC determined that certain of AT&T’s long-distance services that utilize IP technology were to be regulated as a “telecommunications service” because AT&T’s use of IP technology did not change the form or content of the long-distance communication and therefore meet the statutory definition of information service. The FCC was careful to state in both the Pulver.com and AT&T IP Telephony decisions that in so ruling, it was reserving its right to come to a different outcome in the IP-Enabled Services rulemaking proceeding. On November 12, 2004, in WC Docket No. 03-211, the FCC ruled that Vonage’s DigitalVoice service, a Voice over IP application, was “inherently interstate”; as a result, the FCC preempted an attempt by the Minnesota regulator to impose traditional “telephone company” regulations, including certification requirements, on that service.

These FCC decisions and proposals indicate the state of regulatory flux that industry participants face, and it is impossible to forecast the final outcome of these regulatory classification decisions. We believe that many of the services we provide, including Personal Voice Assistant and features and functions are information services under the FCC’s definition. Because the regulatory boundaries in this area are somewhat unclear and subject to dispute, however, the FCC could seek to characterize some of our information services as “telecommunications services” or subject them to certain types of regulation applicable to common carrier “telecommunications services.” If that happens, those services would become subject to FCC regulation, and the impact of that reclassification is difficult to predict. Unlike many VoIP and information service providers, Trinsic maintains common carrier certificates in the states in which we do business; as a result, we are positioned to comply with state or federal rulings that would declare any or part of these services to be regulated “common carrier” services.

Certain of Trinsic’s IP telephony services could be classified as “information services” in a way that could potentially limit our ability to access the local networks of incumbent local telephone companies. On December 20, 2001, the FCC issued a Notice of Proposed Rulemaking in CC Docket No. 01-337 in which the FCC sought comment on regulatory requirements for incumbent local exchange carrier provision of broadband telecommunications services. In this proceeding, the FCC is considering whether it should remove regulatory safeguards and common carrier obligations, including unbundling regulations, on incumbent local exchange carrier broadband networks. An FCC decision limiting unbundling or deregulating incumbent local exchange carrier broadband networks could have a significant and material adverse impact on our business. For example, incumbent local exchange carriers may be able to offer consumers deregulated broadband network packages of local exchange, information services and broadband service (such as DSL) that Trinsic would not be able to offer because Trinsic would not have unbundled access to that broadband network. In addition, because the incumbent local exchange carrier “broadband network” in most instances utilizes the same network facilities as the current incumbent local exchange dial tone network, limitations on unbundling or deregulation of that “broadband network” could inexorably make it difficult, more costly, or even impossible, for Trinsic to provide its current telecommunications and information services to consumers.

In addition, several ILECs, including BellSouth and SBC, have filed petitions before the FCC requesting that the FCC forbear from long-standing network access requirements for their networks to the extent those networks are capable of supporting IP services. These petitions would remove ILEC “broadband” networks from the Computer II/III rules that give competitors the ability to interconnect with these networks. Similarly, on February 13, 2003, the FCC proposed in CC Docket No. 02-42 that incumbent local exchange carrier provision of wireline broadband Internet access services as an “information service” and regulate the provision of such services pursuant to Title I of the Communications Act of 1934. In addition, the FCC sought comment on whether its Computer II/Computer III rules, which govern access to ILEC networks by third parties to provide information services. The proposed rules could, if adopted without adequate assurances for competitive access, limit the ability of new entrants to access and utilize the networks of incumbent local exchange carriers to provide advanced, broadband Internet access and could therefore harm Trinsic’s ability to provide services to its customers.

Intercarrier Compensation (Interstate Access Charges and Reciprocal Compensation)

Because Trinsic, as a competitive local exchange carrier, passes and receives local and long distance calls to and from other local exchange carriers and long-distance companies, the rates for “intercarrier compensation” for these calls has a significant and substantial impact on the profitability of our business. In addition, the rates that our competitors, especially the incumbent local exchange carriers, are permitted to charge end-users, other local exchange carriers, and long-distance companies for originating, transmitting, and terminating telecommunications traffic can have a substantial impact on our ability to offer services in competition with those carriers.

On March 3, 2005, the FCC, in WC Docket No. 01-92, issued a Further Notice of Proposed Rulemaking that called for reform of the current intercarrier compensation regime. Under current rules, the rate for the exchange of traffic depends on (1) the type of traffic, (2) the types of carriers involved and (3) the end points of the communication. The FCC found that those disparities presented opportunities for “regulatory arbitrage,” and the FCC presented several proposals made by industry participants and the states.

The 2005 FCC proposal reaches no tentative conclusion as to the proper intercarrier rate, an approach that differs from the FCC’s prior position on this topic. In April 2001, the FCC released a Notice of Proposed Rulemaking in the same docket as the March 2005 notice (CC Docket No. 01-92), and in that document the FCC proposed that carriers transport and terminate traffic between one another on a “bill-and-keep” basis, rather than per-minute reciprocal compensation charges. Because Trinsic both makes payments to and receives payments from other carriers for exchange of local and long-distance calls, at this time we cannot predict the effect that the FCC’s final determination in CC Docket No. 01-92 may have upon our business.

The current intercarrier compensation regime is subject to dispute and litigation on a number of fronts. In particular, FCC rules relating to compensation for dial-up calls to Internet service providers have been reversed by the D.C. Circuit Court of Appeals twice, with no final resolution. The FCC is under an obligation to report on its progress for these rules before the D.C. Circuit periodically. We cannot predict the effect that the FCC’s resolution of these issues will have on our business.

FCC decisions relating to intercarrier compensation have a significant impact upon industry structure and economics. Since passage of the Telecommunications Act of 1996, the FCC has twice fundamentally restructured the “access charges” that incumbent local exchange carriers charge to interexchange carriers and end-user customers to connect to the incumbent local exchange carrier’s network. The FCC revised access charges for the largest incumbent local exchange carriers in May 1997, reducing per-minute access charges and increasing flat-rated monthly charges paid by both long-distance carriers and end-users. Further changes in access charges were effected for the largest incumbent local exchange carriers when the FCC adopted the Coalition for Affordable Local and Long-Distance Service (CALLS) proposal in May 2000. CALLS, which reflected a negotiated settlement between AT&T and most of the Bell operating companies, reduced per-minute charges by 60 percent. It further increased flat-rated monthly charges to end-users, in particular, multi-line business users. The CALLS plan also attempted to remove implicit universal service subsidies paid for by long-distance companies in interstate access rates and place those funds into the federal universal service support system, where they would be recovered from all interstate carriers. Most of the reductions in the CALLS plan resulted from shifting access costs away from interexchange carriers onto end-user customers.

In addition, as discussed above, the rates that Z-Tel and other competitive local exchange carriers may charge for interstate switched access services are regulated pursuant to the FCC’s April 2001 CLEC Access Charge Order (See “Interstate Tariffs and Rates” above). Changes to the intercarrier compensation regime could affect our costs and revenues and could also impact the competitive environment for telecommunications and information services.

Potential Federal Legislation

Changes to the market-opening and enforcement provisions of the Communications Act of 1934 or the Telecommunications Act of 1996 could adversely affect our ability to provide competitive services and could harm our business. In 2004, Representative Chip Pickering and Senator John Sununu both introduced legislation that would determine that services that utilized the Internet Protocol would not be subject to state and local regulation. Both of those bills have had hearings before respective committees in the House and Senate. Senator Sununu’s bill passed the Senate Commerce Committee. Neither bill has been submitted to the full chamber for consideration and a vote. While similar, these bills differ in how issues such as access charges and universal service obligations would apply to services that utilize the Internet Protocol. It is difficult to determine the long-run impact either of these bills if they were to become law would have upon our business.

Other Issues

There are a number of other federal regulatory issues and proceedings that could have an effect on our business in the future, including the fact that —

•	The FCC has adopted rules to require telecommunications service providers to make their services accessible to individuals with disabilities, if readily achievable.

•	In March, 2004, the Department of Justice filed a rulemaking petition before the FCC that asks for new rules to implement the Communications Assistance with Law Enforcement Act (CALEA). CALEA requires telecommunications providers to design and engineer their networks to permit law enforcement agencies to wiretap and obtain customer service information (e.g., call trace, call records). The Department of Justice CALEA petition proposes to extend many of those requirements to information services as well. Implementation of the proposed CALEA rules could have a significant impact upon our ability to provide both regulated common carrier and information services to our customers. Such rules could increase the cost of equipment we purchase to deploy our services and such rules could also delay the availability of equipment we need. We cannot predict any such delays or the potential cost at this time. Current FCC rules require telecommunications service providers to provide law enforcement personnel with a sufficient number of ports and technical assistance in connection with wiretaps. We cannot predict the cost to us of complying with these rules at this time.

•	The FCC has adopted “Do-Not-Call-Rules” that limit the ability of telemarketers to make telephone calls to consumers that choose to be listed on the national Do-Not-Call-Registry. These rules could make future telemarketing efforts more expensive and less effective.

In 1999, the FCC has adopted rules designed to make it easier for customers to understand the bills of telecommunications carriers. These Truth-in-Billing Rules, CC Docket No. 98-170, establish certain requirements regarding the formatting of bills and the information that must be included on bills. In 2000, the FCC modified its Truth-in-Billing rules to clarify that where an entity bundles a number of services, some of which might be provided by different carriers, as a single package, that offering can be listed on a bill as a “single offering.” On March 30, 2004, NASUCA, an organization of state consumer advocates, filed a petition before the FCC asking for more-stringent regulation of bill format, which the FCC is considering in WC Docket No. 04-208. Changes in these FCC rules could increase our costs of doing business significantly and could make it more difficult to assess and collect regulatory and other fees that, as a common carrier, we are obligated to pay to local, state and federal entities.

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

Trinsic’s rates for intrastate switched access services, which Trinsic provides to long-distance companies to originate and terminate in-state toll calls, are subject to the jurisdiction of the state commissions in which the call originated and terminated. State commissions may, like Texas, directly regulate or prescribe this intrastate switched access rate. Such regulation by other states could materially and adversely affect Trinsic’s revenues and business opportunities within that state.

The Telecommunications Act generally preempts state statutes and regulations that restrict the provision of competitive services. As a result of this preemption, we will be generally free to provide the full range of local, long distance, and data services in any state. While this action greatly increases our potential for growth, it also increases the amount of competition to which we may be subject. States, however, may still restrict Trinsic’s ability to provide competitive services in some rural areas. In addition, the cost of enforcing federal preemption against certain state policies and programs may be large and may cause considerable delay. As we roll out new services on a state-by-state basis, pricing and terms and conditions adopted by the incumbent local exchange carrier in each of these states may preclude our ability to offer a competitively viable and profitable product on a going-forward basis. In order to enter new markets, we may be required to negotiate interconnection agreements or commercial agreements with incumbent local exchange carriers on an individual state basis. To continue to provide service, we also need to renegotiate interconnection agreements or commercial agreements with incumbent local exchange carriers. No assurance can be made that the individual local exchange providers will provide needed components in a manner and at a price that will support competitive operations. If the ILEC providers do not readily provide network functionality in the manner required, we have regulatory and legal alternatives, including arbitration before state public service commissions, to force provision of services in a manner required to support our service offerings. However, if we are forced to litigate in order to obtain the combinations of network elements required to support our service, we are likely to incur significant incremental costs and delays in entering such markets. In addition, as discussed above, there is considerable legal uncertainty as to how interconnection agreements are to be enforced before state commissions and where appeals of state commission interconnection agreement determinations may be heard.

State legislatures also may impact our business. For example, in 2003, the Illinois General Assembly passed a law that ordered the Illinois Commerce Commission to increase unbundled network elements rates. Z-Tel and several other competitive carriers filed a lawsuit and injunction against that law, on the basis that the Telecommunications Act of 1996 ordered state commissions — not state legislatures — to establish rates for network elements. The U.S. District Court for the Northern District of Illinois and, subsequently, the United States Circuit Court of Appeals for the Seventh Circuit, agreed and ordered a permanent injunction against the Illinois statute. Nevertheless, incumbent local telephone exchange carriers actively lobby and support legislation that would curtail the roles of state public utility commissions, limit competitive access laws that may exist at the state level that may go beyond the Telecommunications Act, or otherwise limit the ability of competitive companies like Trinsic to compete against ILECs or obtain access to local networks at just, reasonable and nondiscriminatory rates. At any point in time, several such bills are pending before the state legislatures of states in which we do business, and passage of such legislation could have a significant and material effect on our ability to do business in that particular state.

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

We believe the principal competitive factors affecting our business will be the quality and reliability of our services, customer confidence, innovation, customer service and price. Our ability to compete effectively will depend upon our continued ability to offer innovative, high-quality, market-driven services at prices generally equal to or below those charged by our competitors and to instill confidence in prospective customers as to our long-term viability and the viability of our access to ILEC and other networks at reasonable commercial terms and rates. Many of our current and potential competitors have far greater financial, marketing, personnel and other resources than we do, as well as other competitive advantages.

Local Telephone Service

Incumbent Local Exchange Carriers. In each of our target markets, we will compete with the incumbent local exchange carrier serving that area, which may be one of the Bell operating companies. The incumbent local exchange carriers have long-standing relationships with their customers, have financial, technical and marketing resources substantially greater than ours, have the potential to subsidize services that compete with our services with revenue from a variety of other unregulated businesses, and currently benefit from certain existing regulations that favor the incumbent local exchange carriers over us in certain respects. Also, as stated above under “Government Regulation,” a recent court ruling will enable ILECs to raise fees they charge to us, thereby possibly causing us to raise our rates to our end users to non-competitive levels.

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

Competitive Local Exchange Carriers. We face competition in local telephone services from numerous competitive local exchange carriers, including our own wholesale customer Sprint. Several of these companies have name recognition, standing relationships with their customers and financial, technical and marketing resources substantially greater than we have. The Telecommunications Act radically altered the market opportunity for competitive local exchange carriers. With the required unbundling of the incumbent local exchange carrier’s networks, competitive local exchange carriers are now able to enter the market more rapidly by leasing switches, trunks and loop capacity until traffic volume justifies building substantial facilities. Newer competitive local exchange carriers, like us, will not have to replicate certain existing facilities and can be more opportunistic in designing and implementing networks, which could have the effect of increasing competition for local exchange services. How the pending mergers of MCI and AT&T with Verizon/Qwest and SBC, respectively, will affect their national service offerings is unclear at this time.

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

VoIP Providers. The Internet is being used by a limited number of consumers as a substitute for traditional wireline local and long distance telephone service. The number of VoIP users could expand rapidly in the near future. We recently began to offer our own VoIP services. Other entrants into this market may include ILECs, cable television operators and Internet service providers as well as new entrants.

New Entrants. We could face competition from new entrants into the local exchange market. Because the Telecommunications Act requires the unbundling of the incumbent local exchange carrier’s networks, new entrants are able to enter the market by leasing trunks and loop capacity in lieu of expending funds building substantial facilities. This lower barrier to entry could have the effect of increasing competition for local exchange services. Moreover, a continuing trend toward consolidation of telecommunications companies and the formation of strategic alliances within the telecommunications industry, as well as the development of new technologies, could give rise to significant new competitors.

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

We believe that incumbent local exchange carriers that offer a package of local, long distance telephone and information services will be particularly strong competitors. Incumbent local exchange carriers, including Verizon, BellSouth, Qwest and SBC Communications, are currently providing both long distance and local services as well as certain enhanced telephone services that we offer. We believe that the Bell operating companies will attempt to offset market share losses in their local markets by attempting to capture a significant percentage of the long distance market. Wireless carriers offering bundled service packages with prepaid “anywhere” minutes will also offer an alternative to traditional wireline long distance services.

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

Wholesale Services

We believe we are one of the very few competitive local exchange carriers providing local exchange services on a wholesale basis. Our chief competitor on the wholesale level in each territory is the incumbent local exchange carrier, usually a Bell operating company. Our competitive advantage is our knowledge and experience in dealing with incumbent local exchange carriers, our knowledge and experience in offering local services, our proprietary enhanced features and our operational support systems. Bell operating companies, in general, do not promote and market their ability to offer wholesale services, preferring to minimize competition in the local telephone services market. We provide our wholesale customers a full suite of services for their use in providing telephone services to their customers. We face competition from a variety of companies that offer particular services such as provisioning services, billing services and enhanced communications services (such as voicemail) or that offer technologies related to such services. Recent regulatory changes have resulted in a degree of uncertainty with regard to the future of this business segment.

RESEARCH AND DEVELOPMENT ACTIVITIES

For the fiscal years ended December 31, 2004, 2003 and 2002, we invested approximately $4.7 million, $6.0 million and $7.4 million, respectively, in company-sponsored research and development activities.

EMPLOYEES

As of April 13, 2005, we had approximately 765 employees. None of our employees are covered under collective bargaining agreements.

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

Reports we file electronically with the SEC including annual reports on Forms 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those filings are available free of charge soon after each filing at the following Web site: http://www.trinsic.com. Select “Investor Relations” at the top and then select “SEC Filings.”

ITEM 2. PROPERTIES

We currently lease our principal executive offices in Tampa, Florida and our principal engineering offices in Atlanta, Georgia. We own our offices in Atmore, Alabama.

Our enhanced communications services and operational support systems reside in our Tampa offices. We estimate the current hardware can support over 1.5 million end user lines. With additional equipment we estimate the maximum capacity of the facility (because of space constraints) to be approximately 2.0 million lines.

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

A settlement has been reached by the respective lawyers for plaintiffs, the issuers and insurers of the issuers. The principal terms of the proposed settlement are (i) a release of all claims against the issuers and their officers and directors, (ii) the assignment by the issuers to the plaintiffs of certain claims the issuers may have against the Underwriters and (iii) an undertaking by the insurers to ensure the plaintiffs receive not less than $1 billion in connection with claims against the Underwriters. Hence, under the terms of the proposed settlement our financial obligations will likely be covered by insurance. The court has given preliminary approval of the settlement subject to certain modifications. A revised settlement agreement has been submitted to the court. To be binding, the settlement must be executed by the parties and thereafter submitted to and approved by the court. The settlement will not be binding upon any plaintiffs electing to opt-out of the settlement.

2.	C.A. No5:03CV229, Z-Tel Communications Inc. v. SBC Communications, Inc., in the United States District Court for the Eastern District of Texas, filed October 9, 2003.

On October 9, 2003, Trinsic Communications, Inc., our wholly-owned subsidiary corporation, formerly known as Z-Tel Communications, Inc., filed a lawsuit against SBC Communications, Inc. and several of its subsidiaries (collectively, “SBC”) in federal court in Texas, where both SBC and Trinsic do business. The lawsuit alleges SBC’s violation of the federal antitrust laws, the Racketeering Influenced Corrupt Organizations Act (RICO), the Lanham Act, and other federal and state laws. The complaint seeks damages and an injunction against SBC. On November 20, 2003, SBC filed a motion to dismiss the complaint. On August 6, 2004, the court denied in part, and granted in part, SBC’s motion to dismiss the complaint, allowing certain antitrust, RICO, and Lanham Act claims to proceed. On March 30, 2005, the lawsuit against SBC was settled and dismissed with prejudice. In conjunction with the settlement, our subsidiary Trinsic Communications, Inc. (formerly Z-Tel Communications, Inc.) will receive proceeds of $14 million and the parties have mutually resolved certain outstanding billing disputes. From our proceeds, we will be responsible for expenses and attorneys’ fees approximating $8 million. The net $6 million will be reflected as income in the 2005 statement of operations.

3.	C.A. No. 04CH07882, Susan Schad, on behalf of herself and all others similarly situated, v. Z-Tel Communications, Inc., In the Circuit Court of Cook County, Illinois, Illinois County Department, Chancery Division, filed May 13, 2004;

C.A. No. 4 C 4187, Susan Schad, on behalf of herself and all others similarly situated, v. Z-Tel Communications, Inc., In the United States District Court for the Northern District of Illinois, Eastern Division.

Susan Schad, on behalf of herself and all others similarly situated, filed a class action lawsuit against Trinsic Communications, Inc. (formerly known as Z-Tel Communications, Inc.), our wholly-owned subsidiary corporation, on May 13, 2004. The lawsuit alleges that our subsidiary has engaged in a pattern and practice of deceiving consumers into paying amounts in excess of their monthly rates by deceptively labeling certain line-item charges as government-mandated taxes or fees when in fact they were not. The complaint seeks to certify a class of plaintiffs consisting of all persons or entities who contracted with Trinsic for telecommunications services and were billed for particular taxes or regulatory fees. The complaint asserts a claim under the Illinois Consumer Fraud and Deceptive Businesses Practices Act and seeks unspecified damages, attorneys’ fees and court costs. On June 22, 2004, we filed a notice of removal in the state circuit court action, removing the case to the federal district court for the Northern District of Illinois, Eastern Division, C.A. No. 4 C 4187. On July 26, 2004, Plaintiff filed a motion to remand the case to the state circuit court. On January 12, 2005, the federal court granted the motion and remanded the case to the state court. Although we believe the plaintiff’s allegations are without merit and intend to defend the lawsuit vigorously, we cannot predict the outcome of this litigation with any certainty.

4.	Case. No. 0410453, Wilder Corporation of Delaware, Inc. v. Trinsic Communications, Inc., In the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, Division G, filed November 19, 2004

On November 19, 2004, the landlord of our principal Tampa, Florida facility sued us seeking a declaration of its rights and obligations under the lease and damages for breach of contract. We assert that the landlord has failed to provide certain services in accordance with the lease, including maintenance of air conditioning and emergency electrical generating systems crucial to our operations. We have taken steps necessary to provide this maintenance and have offset the costs of these measures against the rent, which we believe we are entitled to do under the lease. Thus far we have withheld approximately $180,000. We also believe we are entitled to reimbursement from the landlord for approximately $23,000 in costs associated with improvements to the leased space.

5.	Case. No. 0410441, Beneficial Management Corporation of America. v. Trinsic Communications, Inc., In the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, Division F, filed November 19, 2004

On November 19, 2004, a provider of parking spaces for our Tampa facilities sued us for parking fees in excess of $334,300. Pursuant to our lease we are entitled to a number of free spaces and we are obligated to pay for additional usage of parking spaces. We believe the provider has substantially overstated our use of the spaces. We expect to resolve this dispute.

6.	Triennial Review Remand Order, Review of Section 251 Unbundling Obligations of Incumbent Local Exchange Carriers, WC Docket No. 04-313, CC Docket No. 01-338, FCC 04-290 (rel. Feb. 4, 2005).

On December 15, 2004, the FCC ruled that incumbent local exchange carriers are no longer required to provide Trinsic and other competitive telephone companies access to unbundled analog switching – a key component of the Unbundled Network Element Platform combination of elements, or UNEP, which is how we provide services to the vast majority of our customers. This FCC Triennial Review Remand Order also limited our ability to access unbundled high-capacity loops and dedicated transport in many urban and suburban locations. Several parties have petitioned the FCC to reconsider certain aspects of the order and other parties have filed appeals in federal court. We cannot predict the outcome of these proceedings. This order will have a material adverse effect on our business. (See sections of this report entitled “Government Regulation” and “Risks Relating to Our Financial Condition and Our Business.”)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On November 19, 2004, we held a special meeting of the stockholders at which a number of proposals were approved. Among the matters approved were (a) an amendment and restatement of our certificate of incorporation (i) to effect a reverse stock split of our common stock with the ratio to be determined by our board of directors; (ii) subject to all of our Series G or D preferred stock being exchanged in a proposed exchange offer, to eliminate each such fully tendered series following its exchange; (iii) in the case that all of either the Series G or Series D preferred stock is not exchanged, to eliminate certain restrictive provisions with respect to each such series, (iv) to eliminate the Series E preferred stock following the exchange offer and (v) to change the name of the company from Z-Tel Technologies, Inc. to Trinsic, Inc. and (b) the adoption of a new management equity incentive plan and reservation of shares for issuance thereunder representing 8% of our fully diluted common stock, after giving effect to the reverse stock split.

The proposals are more fully described in our definitive proxy statement filed with the Securities and Exchange Commission on November 2, 2004. The proposals and the votes cast for and against each proposal are set forth below.

1. To approve an offer to exchange, at the election of the holders thereof (subject in each case to the impact of any reverse stock split) shares of our common stock for all the outstanding shares of our Series D, Series E and Series G preferred stock.

Common Stock Votes

For	Against	Abstention
34,388,834	23,5815	2,300

2. To approve, subject to approval and consummation of the exchange offer, an amendment to the terms of the Series D preferred stock to eliminate certain preferences as set forth below:

     A. Eliminating the restrictions on payments of dividends on and redemptions of parity and junior stock.

Common Stock Votes

For	Against	Abstention
34,390,135	20,514	4,300

Series D Preferred Stock Votes

For	Against	Abstention
3,970,803

     B. Eliminating the liquidation rights associated with events deemed a liquidation.

Common Stock Votes

For	Against	Abstention
34,391,435	19,214	4,300

Series D Preferred Stock Votes

For	Against	Abstention
3,970,803

     C. Amending the provisions relating to adjustments to the conversion price to limit the circumstances pursuant to which the conversion price is adjusted and certain other amendments related thereto

Common Stock Votes

For	Against	Abstention
34,389,935	20,714	4,300

Series D Preferred Stock Votes

For	Against	Abstention
3,970,803

     D. Eliminating the special voting rights related to certain transactions.

Common Stock Votes

For	Against	Abstention
33,386,435	1,024,214	4,300

Series D Preferred Stock Votes

For	Against	Abstention
3,970,803

3. To approve, subject to approval and consummation of the exchange offer, and subject to all of the Series D preferred stock being exchanged in the exchange offer, an amendment of the certificate of incorporation to eliminate the Series D preferred stock.

Common Stock Votes

For	Against	Abstention
33,394,435	16,214	4,300

4. To approve, subject to approval and consummation of the exchange offer, an amendment to the certificate of incorporation to eliminate the Series E preferred stock.

Common Stock Votes

For	Against	Abstention
33,394,935	15,714	4,300

Series E Preferred Stock Votes

For	Against	Abstention
4,166,667

5. To approve, subject to approval and consummation of the exchange offer, an amendment to the terms of the Series G preferred stock to eliminate certain preferences as set forth below:

     A. Eliminating the restrictions on payments of dividends on and redemptions of parity and junior stock.

Common Stock Votes

For	Against	Abstention
34,403,336	7,313	4,300

Series G Preferred Stock Votes

For	Against	Abstention
168.5

     B. Eliminating certain restrictions applicable if dividends on Series G Preferred Stock are not paid.

Common Stock Votes

For	Against	Abstention
34,403,836	6,813	4,300

Series G Preferred Stock Votes

For	Against	Abstention
168.5

     C. Eliminating provisions related to changes of control.

Common Stock Votes

For	Against	Abstention
34,405,836	4,813	4,300

Series G Preferred Stock Votes

For	Against	Abstention
168.5

     D. Eliminating certain provisions related to liquidation rights

Common Stock Votes

For	Against	Abstention
34,423,835	16,814	4,300

Series G Preferred Stock Votes

For	Against	Abstention
168.5

     E. Amending the provisions relating to adjustments to the conversion price to limit the circumstances pursuant to which the conversion price is adjusted and certain other amendments related thereto.

Common Stock Votes

For	Against	Abstention
34,403,336	7,313	4,300

Series G Preferred Stock Votes

For	Against	Abstention
168.5

6. To approve, subject to approval and consummation of the exchange offer, and subject to all of the Series G preferred stock being exchanged in the exchange offer, an amendment of the certificate of incorporation to eliminate the Series G preferred stock.

Common Stock Votes

For	Against	Abstention
34,405,835	4,814	4,300

Series G Preferred Stock Votes

For	Against	Abstention
168.5

7. To approve, subject to approval and consummation of the exchange offer, an amendment of our certificate of incorporation to effect a reverse stock split of the common stock in the ratio of an integral number between and including three and eight to one, as determined at the discretion of the board of directors, which reverse stock split at any ratio may be abandoned at any time prior to effectiveness at the discretion of the board of directors, notwithstanding stockholders authorization thereof.

Common Stock Votes

For	Against	Abstention
34,160,234	250,415	4,300

8. To approve, subject to approval and consummation of the exchange offer, adoption of the 2004 Stock Incentive Plan and reservation of shares for issuance thereunder representing 8% of the fully diluted common stock (excluding out of the money options and warrants to acquire common stock, but including shares reserved for issuance under the plan), after giving effect to any reverse stock split described above.

Common Stock Votes

For	Against	Abstention
32,332,956	536,213	5,760

9. To approve an amendment of our certificate of incorporation to change our name “Trinsic, Inc.”

Common Stock Votes

For	Against	Abstention
32,853,955	15,514	5,460

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

SALES OF UNREGISTERED SECURITIES

On November 30, 2004, we consummated a tender offer whereby we exchanged common shares for all of our outstanding preferred stock. We reported this transaction on Form 8-K filed December 6, 2004.

MARKET INFORMATION

Our common shares are traded on the Nasdaq SmallCap Market under the symbol “TRIN.” The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the common shares, as reported on the Nasdaq SmallCap Market. Prices have been adjusted to give retroactive effect to a one for five reverse stock split consummated on November 30, 2004.

	High	Low
Fiscal Year 2003:
First Quarter	$8.00	$3.00
Second Quarter	$14.95	$7.90
Third Quarter	$14.25	$8.50
Fourth Quarter	$15.40	$7.00

Fiscal Year 2004:
First Quarter	$23.00	$10.35
Second Quarter	$14.15	$6.35
Third Quarter	$6.75	$1.50
Fourth Quarter	$3.90	$1.20

HOLDERS

As of March 28, 2005, there were approximately 227 registered holders of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Number of securities
remaining available
	Number of securities			for future issuance
	to be issued upon		Weighted-average	under equity
	exercise of		exercise price of	compensation plans
	outstanding options,		outstanding options,	(excluding securities
	warrants and rights		warrants and rights	reflected in column a)
Plan category	(a)		(b)	(c)
Equity compensation plans approved by security holders (1)	2,024,724	(2)	$20.74	5,337,999	(3)(4)

Equity compensation plans not approved by security holders	—		—	—

Total	2,024,724			5,337,999

(1) We have three equity participation plans approved by security holders: the 1998 Equity Participation Plan, the 2000 Equity Participation Plan and the 2004 Stock Incentive Plan. The 1998 Plan was terminated in 2000, but stock options under that plan remain outstanding.

(2) This number does not include 64,000 restricted common shares issued and outstanding.

(3) Restricted stock, dividend equivalents, deferred stock and stock appreciation rights may be awarded under our equity participation plans in addition to option grants.

(4) Unless the board of directors sets a lesser number, the aggregate number of shares of common stock subject to our 2000 Equity Participation Plan increases automatically on the first day of each fiscal year by a number of shares equal to the lesser of (i) 600,000 or (ii) 6% of the outstanding common shares on that date.

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

During June of 1999 we launched our residential service offering in New York. This is our bundled telecommunications service providing integrated local, long-distance and enhanced services targeted at residential customers. Our revenues for 1999 increased to $6.6 million.

On December 15, 1999, we filed our initial public offering of 1.4 million shares. This offering resulted in net proceeds to us of approximately $109.1 million. This offering provided us with the opportunity, at the potential expense of profitability, to accelerate our investments in the building of our network, the continuation of our research and development, the acceleration of sales and marketing activities, and the development of our administrative infrastructure. We purchased Touch 1 Communications, Inc. (“Touch 1”) in April 2000 in an effort to facilitate our planned growth. These investments lead to our revenues growing to $177.7 million in 2000. Nevertheless, these investments also significantly increased our operating and cash expenditures.

This growth was slowed during 2001 as we moved our focus from growth to operating profitability. We focused on lowering customer acquisition costs, improving operating efficiencies, and attracting and maintaining a higher quality customer, which initiatives resulted in a charge of $29.9 million relating to the write-off of certain accounts receivables and a $59.2 million impairment of assets relating to the sale of certain assets, primarily telemarketing centers. We also experienced a reduction in overall headcount in 2001 through a workforce reduction, attrition and the sale of the majority of the operations and assets of the telemarketing centers that we acquired in 2000. In 2001, we had revenues of $280.4 million and incurred a net loss of $146.1 million compared to a net loss of $88.0 million in 2000.

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

Although the results of 2003 appear to be very similar to those reported for 2002, there were several significant changes that occurred during 2003. We signed an agreement with Sprint Communications, LP (“Sprint”) in February of 2003. This agreement provided us with a wholesale customer that grew to nearly 300,000 lines in the first 10 months of our relationship. This agreement provided significant positive cash and operating results and helped mitigate the negative impact of the loss of the MCI wholesale agreement that was terminated in October of 2003. The MCI wholesale contract had a large amount of uncertainty due to MCI’s bankruptcy proceedings. We also invested in a large amount of sales and marketing during the first half of 2003 to help increase our retail lines. After assessing the results of these efforts and the increased competition and pricing pressure that has continued to occur in the residential telephone market we decided to shift our growth initiatives to our business and wholesale services during the second half of 2003.

During 2004, in anticipation of changes in the telecommunications marketplace and also in anticipation of possible negative regulatory rulings regarding UNE-P, we began deploying our own facilities-based network in selected areas for Voice over Internet Protocol (“VoIP”) services. Subsequent to the change of management that occurred in the third quarter of 2004, several actions were initiated to improve the overall operating cash flow of the company. The most significant was a change in company direction that reduced the focus on enhanced services technology development and increased the focus on building our customer base, revenue streams and continuing VoIP deployment plans. Related to these improvements, we also began hiring experienced sales teams that would be able to effectively sell existing and new product offerings to the small to mid-size business market in areas to be serviced by this network. By the end of 2004, we had deployed Cisco based network facilities in Tampa, Orlando and Atlanta and were aggressively working toward deployment in New York. In addition, we enacted a reduction in personnel costs in September and October 2004 (see Note 15 of notes to financial statements) to better align the company’s cost structure with the company’s new direction.

During 2005 we expect to generate moderate consumer line growth, largely focused in the Northeast. We still anticipate that our consumer base will account for the largest portion of our overall revenue stream and our operating cash flow over the full year. We will also continue to focus on building our IP Telephony business customer base largely focused on the New York Metro and

Tampa Metro market areas. Our VoIP offerings may provide additional revenues, but will not likely contribute meaningfully to positive operations or be of a significant nature until 2006. Additionally we will continue to deploy facilities aimed at serving the consumer market segment as resources permit and look to migrate customers to our own network at a moderate pace.

The following selected historical consolidated financial data have been derived from our consolidated financial statements and should be read in conjunction with the financial statements, related notes and other financial information contained in this document. You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” presented later in this document. Historical results are not necessarily indicative of future results.

	Years Ended December 31,
	2004	2003	2002	2001	2000 (6)
	(In thousands, except share and per share data)
Revenues	$251,477	$289,180	$238,397	$280,350	$177,668

Operating expenses:
Network operations (7)	123,723	135,531	94,422	159,617	107,077
Sales and marketing	21,094	19,421	11,319	31,243	45,018
General and administrative (2)	112,350	125,765	123,578	156,107	99,606
Asset impairment charge (1)	—	—	1,129	59,247	—
Wholesale development costs (4)	—	—	1,018	—	—
Restructuring charge (5)	4,801	—	1,861	—	—
Depreciation and amortization	19,764	23,449	23,936	23,277	17,166

Total operating expenses	281,732	304,166	257,263	429,491	268,867

Operating loss	(30,255)	(14,986)	(18,866)	(149,141)	(91,199)

Nonoperating income (loss):
Interest and other income	2,753	1,930	3,448	6,862	5,475
Interest and other expense	(6,111)	(3,071)	(4,137)	(3,789)	(2,313)

Total nonoperating income (loss)	(3,358)	(1,141)	(689)	3,073	3,162

Net loss	(33,613)	(16,127)	(19,555)	(146,068)	(88,037)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(15,326)	(17,480)	(15,589)	(15,059)	(3,644)
Less deemed dividend related to beneficial conversion feature	(57,584)	(186)	(186)	(9,356)	(20,027)

Net loss attributable to common stockholders	$(106,523)	$(33,793)	$(35,330)	$(170,483)	$(111,708)

Weighted average common shares outstanding (8)	11,676,783	7,079,384	6,990,344	33,908,374	33,066,538

Basic and diluted net loss per share	$(9.12)	$(4.77)	$(5.05)	$(5.03)	$(3.38)

Consolidated Balance Sheet Data
Cash and cash equivalents (3)	$1,363	$12,013	$16,037	$18,892	$46,650
Working capital (deficit)	(52,898)	(31,095)	(19,380)	(11,983)	59,245
Total assets	61,336	81,670	106,711	116,737	246,461
Total debt	20,503	5,531	10,144	15,766	20,417
Mandatorily convertible redeemable preferred stock (3) (8)	—	144,282	127,631	112,570	84,585
Total stockholder’s equity (deficit)	(21,082)	(131,019)	(99,284)	(67,172)	89,100
Other Financial Data
Net cash provided by (used in) operating activities	(16,845)	11,956	18,399	(21,846)	(96,862)
Net cash used in investing activities	(9,484)	(10,996)	(15,600)	(15,615)	(40,602)
Net cash provided by (used in) financing activities	15,679	(4,984)	(5,654)	9,701	82,455

Significant items impacting results

In August 2003, we received notice that MCI WorldCom Communications, Inc. was terminating the wholesale services agreement they signed with us effective October 15, 2003. This agreement was entered into in March 2002. In February 2003, we signed a wholesale services agreement with Sprint Communications Company, LP.

(1)	We recorded a $1.1 and $59.2 million expense related to impaired assets in 2002 and 2001, respectively. This expense was the result of management’s decision to reduce various customer growth initiatives, most notably telemarketing activity levels. In 2001, a majority of the operations and assets of telemarketing centers acquired from Touch 1 were either voluntarily closed or sold. In addition to the goodwill impairment of $54.9 million, we recorded a $4.3 million charge associated with the impairment of assets, composed of $3.0 million relating to unrealizable software and development projects, $0.9 million of a worthless telemarketing property and equipment, and $0.4 million of securities deemed to be worthless. As a result of management’s decision in the second quarter of 2002 to enhance future cash flow and operating earnings, we closed the remaining call centers in North Dakota and recorded a $1.1 million asset impairment. We also incurred restructuring charges as a result of this decision during 2002 as discussed in item (5).

(2)	Included in the 2001 general and administrative expense was a write-off of accounts receivable that resulted in $29.9 million of additional bad debt expense.

(3)	During 2000, we issued Series D and E preferred stock for approximately $56.3 million and $50.0 million, respectively. During 2001 we issued Series G preferred stock for approximately $17.5 million.

(4)	During 2002, we began to provide our services on a wholesale basis. We recorded start-up costs for developing this new service offering of approximately $1.0 million. All wholesale related costs after our initial wholesale services contract signed on March 20, 2002 are included in the operating expenses line items, rather than being segregated.

(5)	During 2002, we closed two call centers in North Dakota and our New York sales office as discussed in Item 1 above. The restructuring charges consisted primarily of termination benefits, lease abandonment and lease settlement costs. During 2004, in support of efforts to improve our future cash flows and operating earnings and to consolidate operations, we recorded restructuring charges which included termination benefits in connection with reductions in force as well as the write-off of certain assets.

(6)	We completed the acquisition of Touch 1 Communications, Inc. (“Touch 1”), on April 14, 2000. We used the purchase accounting method to record our acquisition of Touch 1.

(7)	During 2002, we received a $9.0 million retroactive rate reduction for the unbundled network elements from Verizon as a result of a settlement with the New York Public Service Commission.

(8)	On November 19, 2004, at a special shareholders’ meeting, our shareholders approved an offer to exchange our three outstanding series of convertible preferred stock for common stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with the “Selected Consolidated Financial Data,” financial statements and related notes included in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Item 1. Business,” as well as “Cautionary Statements Regarding Forward-Looking Statements,” and “Risks Related to our Financial Condition and our Business” below, and other factors relating to our business and us that are not historical facts. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, rapid expansion, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, success and profitability of our wholesale services, dependence on key personnel, uncertainty of government regulation, legal and regulatory uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement.

OVERVIEW

We offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone or the Internet. These features include Personal Voice Assistant (“PVA”), “Find-Me”, “Notify-Me”, caller identification, call waiting and speed dialing. PVA allows users to store contacts in a virtual address book and then access and utilize that information by voice from any telephone. PVA users can also send voice e-mails. We are an emerging provider of advanced, integrated telecommunications services targeted to residential and business customers. We have successfully deployed Cisco soft switches in the Tampa and New York City markets and intend on targeting multi-line business customers with our converged IP telephony services. We also intend on using these soft switches to serve consumers as we continue to deploy broadband loop concentrators into central offices. In addition to providing our services on a retail basis, we are also providing these services on a wholesale basis. Our wholesale services provide other companies the ability to utilize our telephone exchange services, enhanced services platform, infrastructure and back-office operations to provide services to retail and business customers on a private label basis. For management purposes, we are organized into two reportable operating segments: retail services and wholesale services. The nature of our business is rapidly evolving, and we have a limited operating history.

Economic and Industry-Wide Factors

The overall telecommunication industry is experiencing an enormous amount of competition. Although telecommunications has always been relatively competitive, it seems that competitive pressures are even further intensifying, as incumbent and new providers continue to undercut each other in price while offering more and new services. In order to promote new services, providers usually provide immediate discounts and enticements to join and this generally makes prospective customers more willing perhaps to switch telecommunication providers and experiment with new service offerings. The industry is also receiving entrants from other industries, which is creating various bundling and pricing opportunities. Not only are end user prices generally decreasing, but customers are also receiving more minutes, features, options, and partnering advantages than has been typically available in the past. The industry is also experiencing increased churn as service providers in the wireline, wireless, VoIP, cable, internet, satellite, and other markets compete for and in some cases cannibalize each-other’s customer bases with various marketing and partnering opportunities. The overlapping of markets is also driving the desire of companies to be the sole provider of services across many communication markets, which provides additional margins and an incentive to customers to stay with the provider as a result of discounts for receiving multiple services.

On December 15, 2004, the FCC ruled that incumbent local exchange carriers are no longer required to provide Trinsic and other competitive telephone companies access to unbundled analog switching – a key component of the Unbundled Network Element Platform combination of elements, or UNE-P, which is how we have historically and currently provide services to the vast majority of our customers. This FCC Triennial Review Remand Order also limited our ability to access unbundled high-capacity loops and dedicated transport in many urban and suburban locations. This order will have a material adverse effect on our business. Several parties have petitioned the FCC to reconsider certain aspects of the order and other parties have filed court appeals of the FCC decision in federal court. To offset this uncertainty and the restrictions imposed by the FCC, we have signed a commercial agreement with Qwest that will continue to allow us to provide retail services utilizing a UNE-P type product to new customers. We have also signed an interim commercial services agreement with Verizon and we are in discussions with other ILECs regarding similar commercial agreements which would expand the footprint where we can provide services to new end users. We are also participating in regulatory proceedings on the state level where state law may require continued provision of UNE-P services. We cannot predict the outcome of these regulatory proceedings nor the commercial negotiations with any certainty. As the local analog switching component is the single ILEC component most subject to withdrawal and significant rate increases, our VoIP service deployment is envisioned to offer some relief to arbitrary ILEC actions. However, the amount of capital required to deploy VoIP services and the cutting edge nature of VoIP applications raises risks that we may not deploy and implement VoIP services in a timely manner. See sections of this report entitled “Government Regulation” and “Risks Relating to Our Financial Condition and Our Business.”

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

Revenue Recognition. Revenues are recognized when earned. Revenues related to long distance and carrier access service charges are billed monthly in arrears, and the associated revenues are recognized in the month when services are provided. Charges for our bundled services are billed monthly in advance and we recognize revenues for these services ratably over the service period. Revenues from installations and activation activities are deferred and recognized over twelve months.

We began offering wholesale services during 2002. This service offering includes fees for services provided according to certain per line, per minute and other certain activities as defined in our agreements and also the payments of providing telephone exchange, vendor and personnel expenses. We perform a review of each contract and determine the appropriate timing of revenue recognition depending on the facts and circumstances of each individual item within the contract. We are currently deferring certain revenues over the life of our arrangement, rather than recognizing revenues up-front. We use the gross method to record our revenues for wholesale services. This method involves the recording of revenues for items that we are directly reimbursed by our wholesale customer with an offsetting expense reported in the appropriate operating expense line.

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

Management recognizes as disputes any previously disputed billing that is continued to be presented as a past-due amount on invoices that we receive. This approach results in the disclosure of certain disputes that management does not believe are of a significant risk to the company, primarily due to the age and/or the dispute, but believe are appropriate to disclose the amounts as they have not been resolved and continue to be billed to us as past-due amounts.

Valuation of Accounts Receivable. Considerable judgment is required to assess the ultimate realization of receivables, including assessing the probability of collection and the current credit-worthiness of our customers. We regularly analyze our approach as we gain additional experience or new events and information are identified to determine if any change to our methodology is warranted. Our current allowance methodology is based upon an ongoing analysis of customer payment trends. Additionally, we have performed liquidation and other collection analyses to make necessary changes in reporting our accounts receivable in a reasonable and prudent fashion.

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

Tax Related Accruals. Our estimates of deferred and current income taxes and the significant items giving rise to the deferred assets and liabilities are shown in footnote 16 “Income Taxes” to our consolidated financial statements. These reflect our assessment of actual current and future estimated income taxes to be paid on items reflected in the financial statements, giving consideration to both timing and probability of actual realization. Currently we have placed a 100% valuation allowance on all deferred tax assets. A valuation allowance is provided against the future benefits of deferred tax assets due to our history of operating losses. We also are subject to various tax audits from various federal, state, and local jurisdictions and make estimates based on available information and after consultation with experts, where necessary. We believe that our estimates are reasonable; however, they may change materially in the future due to new developments.

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

RESULTS OF OPERATIONS

The following discussion of results of operations is by business segment. Management evaluates the performance of each business unit based on segment results, exclusive of adjustments for unusual items that may arise. Unusual items are transactions or events that are included in our reported consolidated results, but are excluded from segment results due to their non-recurring or non-operational nature. See our segment footnote to our consolidated financial statements for a reconciliation of segmented results to the consolidated financial information.

Revenues

	For the year ended December 31,			Percentage of Revenues
Total revenues by segment (in millions)	2004	2003	2002	2004	2003	2002
Retail Segment	$170.8	$205.1	$207.6	68.0%	70.9%	87.1%
Wholesale segment	80.4	84.1	30.8	32.0%	29.1%	12.9%

Total Revenues	$251.2	$289.2	$238.4	100.0%	100.0%	100.0%

To be consistent with emerging industry practices, the revenues for all periods presented have been reclassified to reflect the billing to our customers of the Universal Service Fund (“USF”) and other regulatory fees and the related payments into the associated regulatory funds as network operations expense. Operating income and net income for all periods presented were unaffected. The additional revenues and expenses recorded were $5.8 million, $4.2 million and $3.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Two significant drivers impact our revenues: number of lines in service and average (monthly) revenue per unit (“ARPU”). The more significant driver impacting our changes in revenue is the number of lines in service. The table below provides a detail break-down of our lines:

	Average lines in service			Ending lines in service
	for the year ended			as of
	December 31,			December 31,
Type of Service	2004	2003	2002	2004	2003	2002
Bundled residential services	181,632	232,827	224,049	188,643	204,758	203,453
Bundled business services	46,958	8,017	—	47,299	21,593	—
1+ long distance services	41,079	90,584	134,000	40,393	74,419	106,652
Wholesale services	295,493	158,199	35,796	299,644	296,824	55,523
VoIP	1,436	—	—	1,556	—	—

Total lines under management	566,598	489,627	393,845	577,535	597,594	365,628

ARPU provides us with a business measure as to the average monthly revenue generation attributable to each line in service, by business segment. ARPU is calculated by taking total revenues over a period divided by the number of months in the period to calculate the average revenue per month and this total is divided by the average lines in service. We use this measure when analyzing our retail services businesses, but not when assessing our wholesale services business for reasons discussed earlier in this section under the Critical Accounting Policies and Estimates within the Revenue Recognition section. The following table provides a detail of our ARPU:

	For the year ended December 31,
Average revenue per unit in service	2004	2003	2002
Bundled residential services	$66.30	$68.26	$70.86
Bundled business services	$33.54	$38.46	N/A
1+ long distance services	$15.01	$9.84	$10.45

During 2005 we expect to generate moderate consumer line growth, largely focused in the Northeast. We still anticipate that our consumer base will account for the largest portion of our overall revenue stream and our operating cash flow over the full year. We will also continue to focus on building our IP Telephony business customer base largely focused on the New York Metro and Tampa Metro market areas. Our VoIP offerings may provide additional revenues, but will not likely contribute meaningfully to positive operations or be of a significant nature until 2006. Additionally we will continue to deploy facilities aimed at serving the consumer market segment as resources permit and look to migrate customers to our own network at a moderate pace.

Retail Segment

	For the year ended December 31,			Percentage of Revenues
Retail segment revenues by type (in millions)	2004	2003	2002	2004	2003	2002
Bundled residential services	$144.5	$190.7	$191.2	84.6%	93.0%	91.8%
Bundled business services	18.9	3.7	0.3	11.1%	1.8%	0.1%
1+ long-distance services	7.4	10.7	16.8	4.3%	5.2%	8.1%

Total Revenues	$170.8	$205.1	$208.3	100.0%	100.0%	100.0%

•	During 2004, the decrease in retail revenue of $34.3 million as compared to 2003, was primarily the result of the decline in residential UNE-P lines and access fee revenue (charges that we bill to other carriers for carrying their traffic to our customers) declines.

•	Although our average number of residential lines increased in 2003, ARPU decreased by $2.60 primarily due to a decrease in the access rates that went into effect in June of 2003.

•	Also during 2003, to address pricing trends and to react to the highly competitive telecommunications market, we actively marketed our unlimited bundled service offering to residential customers. The unlimited service has a lower ARPU than some of our historical pricing plans, because it includes for a fixed price, unlimited domestic and local calling, in addition to all of our enhanced services.

During the first half of 2003, we were almost exclusively focused on growing our residential services to the exclusion of any of our other lines of business. However, at mid year management made the decision to slow the growth of residential lines over the second half of the year through the fourth quarter of 2004, and instead to redirect sales and marketing investment to the newly formed business services line of business, as well as to the new wholesale services partnership with Sprint, neither of which existed in a meaningful fashion during most of the first half of 2003. Management judged that the retail business services and wholesale services lines of business offered a superior return on investment when compared to the traditional retail residential consumer business. In 2002, we decided to slow our residential line growth and we were solely dependent on our wholesale services business (primarily MCI at the time) for overall line growth. In 2003, we had diversified into business services to provide us with more opportunities to achieve retail line growth.

Wholesale Segment

	For the year ended December 31,			Percentage of Revenues
Wholesale segment revenues by type (in millions)	2004	2003	2002	2004	2003	2002
Sprint	$78.2	$59.7	$—	97.3%	71.0%	0.0%
MCI	0.3	23.9	30.2	0.4%	28.4%	98.1%
Other	1.9	0.5	0.6	2.4%	0.6%	1.9%

Total Revenues	$80.4	$84.1	$30.8	100.0%	100.0%	100.0%

•	In February 2004, we signed a new wholesale services agreement with Working Assets Funding Services, Inc. Although the growth from this relationship was significantly less than that with our Sprint agreement, it provided some additional revenue in 2004. In January 2005, Working Assets ceased to offer retail services to these customers, any remaining customers at that time became customers of Trinsic Communications, Inc. and a commission will be paid to Working Assets on a go forward basis based on monthly recurring revenues.

•	We signed our wholesale services agreement with Sprint in February of 2003. Sprint contributed $78.2 million and $59.7 million of revenue for the years ended December 31, 2004 and 2003, respectively, and was our primary wholesale customer during those two years, replacing MCI. Wholesale revenues in 2002 were primarily from our wholesale contract with MCI. On August 15, 2003, MCI provided us with notice that they were terminating the contract effective October 15, 2003. As a result of this notice we accelerated the recognition of $4.7 million of deferred revenue due to the new termination date of October 15, 2003. Prior to MCI’s decision to terminate the agreement early, this revenue was being recognized ratably over the life of the agreement, in accordance with GAAP, with an original termination date of

December 31, 2005. As a result of this treatment, our revenues related to MCI increased; however, there was no increase to our cash flow, as the cash had already been paid in the prior year.

We expect that our wholesale lines in service will continue to decline steadily during 2005. While revenues are expected to decline as well over this period, the amount of decline may not directly correspond to the reduction in line count. The degree of revenue attrition will be directly tied to the number of departing Sprint end users whose ILEC local service arrangements were billed through Trinsic versus the number of departing Sprint end users whose ILEC local service arrangements were billed directly to Sprint by the ILEC. We employ the gross accounting method for recognizing revenue within the wholesale service business segment; therefore, where ILEC billings are passed through Trinsic, we record revenue for certain services that we provide to Sprint at our cost and record the off-setting expense in one of the respective operating cost lines within our income statement when we are the primary obligor. These revenues (and cost pass-through items) result in no contribution to operating profit. The largest revenue component that is treated in this manner is the charge from the ILECs, which are recorded in network operations and general and administrative expense. Also our stated accounts payable will decrease as we will no longer be incurring this liability. Therefore, to the extent that departing Sprint end users are concentrated among the base billed for ILEC services through Trinsic, the amount of revenue loss per departing end users will be greater than for departing Sprint end users who are direct billed by the ILEC to Sprint. The direct impact of the loss of Sprint end users upon profitability to Trinsic has no relationship to whether the ILEC bills are passed through Trinsic or direct billed to Sprint.

Network Operations

Our network operations expense primarily consists of fixed and variable transmission expenses for the leasing of the UNE-P components from the ILECs, domestic and international charges from service level agreements with IXCs, and the USF and certain other regulatory charges to be consistent with industry practice. The following table shows the break-down by segment of network operations expense:

Network operations expense, exclusive of depreciation and amortization expense, by segment	For the year ended December 31,			Percentage of Segment Revenues
(in millions)	2004	2003	2002	2004	2003	2002
Retail Segment	$86.7	$98.1	$83.7	50.8%	47.8%	40.3%
Wholesale Segment	37.0	37.0	10.8	46.0%	44.0%	0.0%

Total Network Operations Expense	$123.7	$135.1	$94.5	49.2%	46.7%	39.6%

The following table shows the break-down by type of network operations expense:

	For the year ended December 31,			Percentage of Network Operations
Network operations expense, exclusive of depreciation and amortization, by type (in millions)	2004	2003	2002	2004	2003	2002
Bundled residential services	$75.2	$93.4	$74.9	60.8%	69.1%	79.3%
Bundled business services	10.1	2.1	5.3	8.2%	1.6%	5.6%
1+ long distance services	1.4	2.6	3.5	1.1%	1.9%	3.7%
Wholesale services	37.0	37.0	10.8	29.9%	27.4%	11.4%

Total	$123.7	$135.1	$94.5	100%	100%	100%

During 2004, network operations expense decreased by $19.4 million as compared to 2003 for residential and 1+ long distance services; this is the result of the decrease in average lines year over year from approximately 323,000 to 223,000. Network operations expense increased for bundled business services from $2.1 million to $10.1 million in 2004 as compared to 2003 because the average lines in service increased from approximately 8,000 in 2003 to approximately 47,000 in 2004.

The overall increase in network operations expense during 2003 was primarily driven by our increase in wholesale lines in service from our contract with Sprint. The increase of approximately 8,000 lines in the average bundled residential and business service lines also contributed to the increased expense. The reduction in our 1+ long distance service expense provided a small off-set to these increases.

We recorded a reduction to network operations expense for certain retroactive rate reductions and billing errors in the amount of $2.5 million during 2003 compared to a $9.0 million retroactive rate reduction for access rates recorded in 2002. Excluding the impact of these retroactive rate reductions, the consolidated network costs, as a percentage of revenues were 47.6% for 2003 compared to 43.4% in the prior year.

We also analyze the average expense per unit (“AEPU”) for network operations, similar to the ARPU calculation for revenues. AEPU is calculated by taking total network operations expense over a period divided by the number of months in the period to calculate the average expense per month and this total is divided by the average lines in service. The following details AEPU for network operations expense.

	For the year ended December 31,
Average network operations expense per unit	2004	2003	2002
Bundled residential services	$34.50	$33.43	$27.86
Bundled business services	$17.92	$21.83	N/A
1+ long distance services	$2.84	$2.39	$2.18

During 2004, AEPU increased on the residential side and decreased on the business side. These fluctuations are the net result of four offsetting factors: (1) increased usage as a result of our residential customers choosing our unlimited product which generally results in increased domestic long-distance charges; (2) changes in per line costs as our customer base continues to become more geographically diverse resulting in some changes to the average cost experienced as a result of having more lines in higher or lower priced UNE-P states and zones; (3) our auditing and analysis of network operations and improving the synchronization of our billing systems to help reduce network costs on a per unit basis; and (4) changes in ILEC rates.

In 2003, we experienced a small increase in the AEPU which contributed to our increase in network operations expense.

In early 2002, the New York Public Service Commission approved a settlement, which reduced the prices that we and other competitive local exchange carriers paid for unbundled network elements and expanded the availability of those elements. Specifically, rates for the elements comprising the unbundled network element platform were reduced by approximately $8 to $9 per month per subscriber, on average. These rate decreases were effective March 1, 2002. Also, the Commission directed Verizon to provide bill credits to us in the amount of $9.0 million to implement retroactive rate decreases for unbundled local switching. We received and recorded the entire credit during 2002.

We expect network operations expense to increase in 2005 as we plan for rate increases associated with the FCC’s recent UNE-P ruling and our interconnection agreement with Qwest as well as any other rate increases that we may incur by entering into any additional interconnection agreements with other ILECs. We also expect our network operations expense to increase as a result of the associated fixed cost structure that we will incur related to our VoIP offering.

Retail Segment

The following table provides a detail of network operations expense as a percentage of revenues by the respective revenue types. This table excludes an analysis of wholesale services because management does not look at this measure, given that network expenses related to wholesale services are intended to be zero-margin direct cost pass-through in nature.

	For the year ended December 31,
Network operations expense as a percentage of revenues	2004	2003	2002
Bundled residential services	52.0%	49.0%	39.2%
Bundled business services	53.4%	56.8%	N/A
1+ long distance services	18.9%	24.3%	20.8%

•	In 2004, network operations expense related to bundled business services and 1+ long distance services as a percentage of revenues decreased primarily as a result of continued geographical dispersion of customers to less expensive pricing zones and states and our auditing and analysis of network operations. Network operations expense related to bundled residential services as a percentage of revenues increased due to increased usage related to unlimited product offerings, increased ILEC rates and changes in geographic distribution of our customer base.

•	During 2003, the increase in network operations expense after excluding retroactive rate reductions was a result of increased long distance usage from the growth in our unlimited service offering and the mix of our customer base being spread across more states that had less favorable pricing when compared to the states in which we had customers in the prior year. These increases were partially offset by reductions to network operations as a result of improved internal operations and processes intended to minimize our network operations costs.

Wholesale Segment

•	During 2004, network operations expense from the wholesale segment was $37.0 million, the same as it was for 2003. As stated in the revenue paragraph, Sprint decided to become the customer of record for billing purposes from the ILECs. This caused a decrease to the network operations expense which was offset by the increase of network operations expenses associated with approximately 137,000 additional lines in service for the year ended December 31, 2004.

•	In 2003, network operations expense increased by $26.2 million to $37.0 million for the year ended December 31, 2003, compared to $10.8 million in the prior year. This was primarily due to the large increase in average wholesale lines in service as a result of the Sprint contract.

Sales and Marketing

The sales and marketing expense primarily consists of telemarketing, direct mail, brand awareness advertising and independent sales representative commissions and salaries and benefits paid to employees engaged in sales and marketing activities. The following table shows the break-down by segment of sales and marketing expense:

	For the year ended December 31,			Percentage of Segment Revenues
Sales & marketing expense by segment (in millions)	2004	2003	2002	2004	2003	2002
Retail Segment	$20.9	$19.3	$11.3	12.2%	9.4%	5.4%
Wholesale segment	0.2	0.1	—	0.2%	0.1%	0.0%

Total Sales & Marketing Expense	$21.1	$19.4	$11.3	8.4%	6.7%	4.7%

The increase in sales and marketing expense during 2004 as compared to 2003 was primarily due to the additional sales teams we added to begin selling our new VoIP products. We also increased direct mail campaigns during 2004 as compared to the prior year. These increases were largely offset by a significant decrease in advertising expense.

During the first half of 2003, we increased our sales and marketing efforts to attract residential lines. As a result of intense competition and the economics of a residential customer relative to a business customer, we elected to shift our primary focus of time and monetary resources to the marketing of our newly introduced business services. This was achieved primarily through the addition of an in-house sales team. We have also recruited master independent sales contractors to assist with growing this line of business. This focus has provided us with the ability to leverage our national footprint by offering prospective end users a consolidating billing solution and by providing local and long distance services to multi-location businesses. This is also intended to further diversify our service offerings, revenue streams and cash flow streams beyond only retail residential services and wholesale services. Our business service has provided lower acquisition cost on a per line basis in some cases, depending on the type of account acquired.

Retail Segment

•	During 2004, we hired additional sales and marketing personnel which increased sales and marketing expense by $3.9 million. We also increased direct mail campaigns by approximately $1.0 million as compared to 2003. These increases were offset by a decrease in advertising expense of $3.7 million. The additional increase was due to increased commissions and marketing expense, offset by decreased strategic partnership and telemarketing expense.

•	We elected to aggressively grow residential lines during the first half of 2003, and we also incurred various startup expenses related to the introduction of our business services line of business during mid 2003. Although we slowed residential line growth during the second half of 2003, the significant investment during the first half of the year, coupled with the launch of the business services caused overall sales and marketing expense to increase during 2003 when compared to 2002.

•	Specifically, the increase in our sales and marketing for the year ended December 31, 2003 compared to the prior year was a result of increased commission payments of $8.2 million in 2003. This increase is primarily a result of the increased use of independent sales contractors during 2003 compared to the prior year. A large portion of our business services lines are a result of an independent sales contractor agreement that requires that we pre-pay the full 12 months of the commission per line sold, however, if a customer they provided discontinues service before being a customer for 12 months we reduce their payment by the pro-rata portion of the 12 month payment. In accordance with accounting rules and industry practice the entire payment is expensed when paid.

•	This increase was offset by a decrease of $2.2 million in savings in 2003 compared to 2002, as a result of closing our call centers in North Dakota.

•	The remaining increase in sales and marketing expense was a result of increased advertising, primarily during the first half of 2003.

•	We continued to more actively conserve cash during 2002, which resulted in less than historically reported sales and marketing expenses in 2002.

Wholesale Segment

We are not actively seeking any new wholesale relationships at this time, therefore our sales and marketing expense is nominal.

General and Administrative

General and administrative expense primarily consists of employee salaries and benefits, outsourced services, bad debt expense, billing and collection costs, occupancy costs, legal and provisioning costs. The following table shows the break-down by segment of general and administrative expense:

	For the year ended December 31,			Percentage of Segment Revenues
General & administrative expense by segment (in millions)	2004	2003	2002	2004	2003	2002
Retail Segment	$89.1	$103.9	$114.9	52.2%	50.7%	55.3%
Wholesale segment	23.2	22.3	8.7	28.9%	26.5%	0.0%

Total General & Administrative Expense	$112.3	$126.2	$123.6	44.7%	43.6%	51.8%

The decrease of $13.4 million in general and administrative expenses in 2004 as compared to 2003 is best explained by decreases in the following line items:

•	Payroll and related expenses — $8.5 million

•	Bad debt expense — $7.1 million

•	Set-up fees from the ILECs to establish service for new customers — $4.0 million

•	Contract development costs — $3.3 million

These decreases were partially offset by increases in the following:

•	ILEC performance credits for failure to meet certain service levels — $3.2 million

•	Sales and use tax expense — $3.1 million

•	Provisioning usage charges — $1.3 million

•	Other items including professional and consulting fees, legal fees, collections fees and incorrect dispatch expense — $1.9 million

During 2003, the slight increase in general and administrative expenses as compared to 2002 was primarily attributable to a large increase in payroll and related expenses which was mostly offset by a large decrease in bad debt expense.

We have improved our operating costs and overall operations, which has contributed to improved per line administrative cost factors. We anticipate general and administrative expenditures will decrease in total into the future as management continues to rationalize its operating cost structure. However, this will be offset to some extent by our expected increase in VoIP during 2005. We will continue to evaluate our operations for efficiencies and our employee staffing requirements as they relate to increased efficiencies or needs to expand or outsource services. We expect to see continued improvements to the reductions of general and administrative expense as a percentage of total reported revenue in 2005 relative to 2004.

Retail Segment

•	General and administrative expense decreased $14.4 million for the year ended December 31, 2004 as compared to the prior year. The largest decreases occurred in payroll and related expenses and bad debt expense. Additional decreases occurred in contract development and billing expense. These decreases were slightly offset by increases in ILEC credits and tax expenses.

•	The overall decrease in general and administrative expense for the year ended December 31, 2003 was primarily the result of decreases in bad debt expense, ILEC credits, tax expenses, billing expenses and provisioning expenses. These decreases were slightly offset by increases in payroll expenses, contract development, health insurance and incorrect dispatch charges.

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

On August 25, 2004, then president and chief executive officer and Board member D. Gregory Smith and then chief technology officer and Board member Charles W. McDonough resigned from their positions to found a new company. The Board has appointed Trey Davis as Acting Chief Executive Officer and Executive Vice President. Mr. Davis will retain his present duties as Chief Financial Officer. The Board also appointed Frank Grillo as Acting Chief Operating Officer and Executive Vice President. After the management change, our new management began to discontinue certain of our software development activities, and as such, began to rationalize our operating cost structure. As part of this process, in September 2004, we approved and implemented a restructuring based on the change in management and the subsequent change in business focus. The restructuring included a reduction in force of 152 employees and a write-off of certain assets. In October 2004, we approved and implemented an additional restructuring related to 44 employees in conjunction with the consolidation of certain operations in our Atlanta and Tampa offices into our Atmore, Alabama offices.

Wholesale Segment

The significant components of this expense are very similar to the administrative expenses incurred on the retail side of our business; however, we only isolate as wholesale expense those expenses that are directly associated with our wholesale services activity. Therefore, we have not allocated any indirect or corporate (i.e. traditional overhead) expenses, such as employee benefits, occupancy expenses, insurance expenses or other similar expenses to the wholesale services business segment. These expenses are all currently included in the retail services segment.

•	The increase in general and administrative expense is a direct result of increased wholesale lines in service from growth attributable to our agreement with Sprint.

•	Specifically, these expenses include increased payroll expense, the outsourcing of certain functions to limit our cost exposure and increased non-recurring provisioning expenses to establish service for our wholesale customers.

We expect to steadily decrease headcount to support our existing wholesale customers. We may transfer existing employees from our wholesale services to our retail services. We have not recorded any bad debt expense for wholesale services and have not had any material write-offs of receivables. We will continue to monitor our wholesale services and determine the appropriate bad debt methodology based on each individual wholesale contract, but we do not expect any material changes to our current approach.

Depreciation and Amortization

•	Depreciation and amortization expense decreased $3.6 million to $19.8 million for the year ended December 31, 2004, compared to $23.4 million the prior year. The decrease was the result of decreased capital spending, increased asset disposals (see footnote 5 of notes to financial statements “Property and Equipment”) and an increase in the number of assets which became fully depreciated during 2004. Depreciation and amortization expense decreased $0.5 million to $23.4 million for the year ended December 31, 2003, compared to $23.9 million the prior year.

Interest and Other Income

•	Interest and other income consists of interest charged to our bundled residential and business customers for not paying their bills on time and income from interest earned on our cash balances.

•	Interest and other income increased $0.8 million in 2004 as compared to the prior year. The increase was primarily the result of interest charged to our customers related to delinquencies.

•	Interest and other income decreased $1.5 million in 2003 as compared to the prior year. The decrease was primarily attributable to our increased subscriber management activities which resulted in fewer delinquencies and more timely payments by customers.

Interest and Other Expense

Interest and other expense includes late fees for vendor payments, interest related to our asset based loan with Textron and our standby credit facility, charges related to the RFC Capital Corporation (“RFC”) accounts receivable agreement, capital leases and our other debt obligations.

•	The increase in interest and other expense during 2004 as compared to 2003 was primarily attributable to the interest we incurred on our asset based loan with Textron and our standby credit facility, as well as an increase in late fees for vendor payments.

•	The overall decrease in interest and other expense for the year ended December 31, 2003 compared to 2002 was the result of our overall increased liquidity for part of 2003 compared to the prior year period that allowed us to make more timely payments of our operating expenses while simultaneously reducing our reliance on our RFC accounts receivable facility during the middle of 2003. We also had less outstanding term debt obligations, which contributed to lower interest payments.

Income Tax Benefit

•	No provision for federal or state income taxes has been recorded due to the full valuation allowance recorded against the net deferred tax asset for the years ended December 31, 2004, 2003 and 2002.

Net Loss Attributable to Common Stockholders

•	Net loss attributable to common stockholders declined by $72.7 million during 2004 as compared to 2003. In addition to the increase in our operating loss discussed above, $57.6 million was attributable to the preferred stock conversion. This amount represents 80% of the fair value of the incremental consideration given to the preferred share holders in order to affect the conversion.

•	Our net loss attributable to common stockholders improved $1.5 million to $33.8 million for the year ended December 31, 2003, compared to $35.3 million the prior year. This decrease was primarily discussed above; however, there was also an increase of $1.9 million for the preferred stock dividends and accretion during 2003 as a result of the additional accrual of dividends on the unpaid dividends.

Asset Impairment

•	As a result of management’s decision in the second quarter of 2002 to stabilize its future operating cash flows and operating earnings, we closed the remaining call centers in North Dakota and recorded a $1.1 million asset impairment charge.

•	No impairment charges were recorded in 2003 or 2004.

Restructuring Charge

•	On May 17, 2004, a termination agreement was signed for our New York office lease on which we had previously recorded a lease abandonment charge in connection with the restructure. The settlement included a $90,000 payment in lieu of the remaining balance of $299,545 previously recorded as a lease abandonment charge. The settlement payment consisted of a one-time payment of $30,000, paid at the time of agreement, and three promissory notes of $20,000 payable on November 1, 2004, May 1, 2005 and August 30, 2005, respectively. All other expenses associated with this restructuring have been paid in full.

•	In June 2004, we approved and implemented a restructuring to improve our future cash flows and operating earnings. The restructuring included a reduction in work force. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” the restructuring costs were considered a “One-Time Termination Benefit” and as such we recognized the restructuring costs as a liability at the communication date of June 8, 2004. The restructuring charge included termination benefits in connection with the reduction in force of 102 employees. The total charge taken in the second quarter of 2004 was $0.8 million of which approximately $40,000 was paid in the second quarter. The majority of the remainder of termination benefits was paid in full at the end of August 2004.

•	In September 2004, we approved and implemented a restructuring based on the change in management that occurred on August 25, 2004 and the subsequent change in business focus. The restructuring included a reduction in force of 152 employees and a write-off of certain assets. This restructuring is expected to reduce payroll expense by 25 percent. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” the restructuring costs were considered a “One-Time Termination Benefit” and as such we recognized the restructuring costs as a liability at the communication date of September 1, 2004. The total charge taken in the third quarter of 2004 was approximately $3.2 million.

•	In October 2004, we approved and implemented an additional restructuring related to 44 employees in conjunction with the consolidation of certain operations in our Atlanta and Tampa offices into our Atmore, Alabama offices. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” the restructuring costs were considered a “One-Time Termination Benefit” and as such we recognized the restructuring costs as a liability at the communication date of October 21, 2004. The total charge taken in the fourth quarter of 2004 was approximately $0.8 million.

•	In April of 2002, we approved and implemented a restructuring to enhance our future cash flows and operating earnings. The restructuring included a reduction of force coupled with the closure of our North Dakota call centers and our New York sales office. In accordance with EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” the restructuring costs were recognized as liabilities at the time management committed us to the plan. Management determined that these costs provided no future economic benefit to us. For the year ended December 31, 2002, we recorded $1.9 million for termination benefits, lease abandonment and lease settlement costs.

•	In addition, we agreed to a settlement to exit the two leases for our call centers in North Dakota as of July 1, 2002. All termination benefits and settlements to exit the leases in North Dakota were paid as of December 31, 2002. We have recorded a lease abandonment charge representing the future lease payments for the New York office as a liability and payments exist through August 2005.

Wholesale Development Costs

•	During 2002, we began to provide wholesale telephone service. In connection with development activities, we recorded start-up costs associated with this new line of business of approximately $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business is dependent on, among other things, the company’s ability to operate profitably, to generate cash flow from operations and to obtain funding adequate to fund its business.

We have a limited operating history and our operations are subject to certain risks and uncertainties, particularly related to the evolution of the regulatory environment, which impacts our access to and cost of the network elements that we utilize to provide services to our customers.

We have incurred significant losses since our inception as a result of developing our business, performing ongoing research and development, building and maintaining our network infrastructure and technology, the sale and promotion of our services, and ongoing administrative expenditures. As of December 31, 2004, we had an accumulated deficit of approximately $409.9 million and $1.4 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, our asset based loan, our standby credit facility, a sale-leaseback credit facility, an accounts receivable factoring facility and an initial public offering.

For the year ended December 31, 2004, net cash used in operating activities was $16.8 million as compared to net cash provided by operating activities of $12.0 million in the prior year. The decrease was a result of our net loss after excluding non-cash items, which increased by $28.7 million.

In April 2004, the company secured an asset based loan facility with Textron Financial Corporation (“Textron”), which provided up to $25 million to fund operations. We utilized $12.9 million as of December 31, 2004, which was approximately the maximum loan availability. We did not meet the fixed charge coverage ratio for the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004. All other financial covenants were met. Per the agreement, Textron could cancel the loan arrangement at any time. Textron began charging additional interest at a rate of 300 basis points per annum beginning October 4, 2004. Effective January 27, 2005, we entered into a Modification and Termination Agreement with Textron. Among other things the Modification and Termination Agreement provides that Textron will forbear from exercising default rights and remedies until May 31, 2005, will waive the early termination fee and modify the annual facility fee. We agreed to pay a modification fee of $150,000.

On April 4, 2005, we entered into an accounts receivable financing agreement with Thermo Credit, LLC (“Thermo”). The agreement provides for the sale of up to $22 million of our accounts receivable on a continuous basis to Thermo, subject to selection criteria as defined in the contract. We plan to use the facility to replace our credit facility with Textron. Expected proceeds from this facility will approximate the year end Textron loan balance.

On August 24, 2004, we entered into a $15 million Standby Credit Facility Agreement with The 1818 Fund III, L.P., a related party, which is one of a family of funds managed by Brown Brothers Harriman. During 2004, we were advanced $6.5 million pursuant to the credit facility. Loans under the credit facility are represented by a Senior Unsecured Promissory Note bearing interest at 9.95% annually. The note matures March 31, 2006. As of December 31, 2004, we did not meet a “cross-default” covenant due to the non-compliance with the Textron asset based loan facility. Per the standby credit facility agreement, this could trigger an immediate demand of payment upon notice by The 1818 Fund. Discussions with The 1818 Fund have indicated that they will not require immediate payment due to our new factoring arrangement with Thermo Credit, LLC. This loan is included in the current portion of long term debt on the balance sheet. Subsequent to year end, we were advanced an additional $7.2 million pursuant to the facility.

By letter dated July 28, 2004, the Nasdaq Stock Market, Inc. notified us that for 10 consecutive days the market value of our listed securities was below $35 million as required for continued inclusion by Nasdaq Marketplace Rule 4310(c)(2)(B)(ii). Nasdaq initially gave us 30 calendar days or until August 27, 2004 to regain compliance. Nasdaq asserted that if compliance could not be demonstrated by that day, the Nasdaq staff would provide written notification that our common stock would be delisted. We appealed to a Nasdaq Listing Qualifications Hearing Panel and were granted a temporary exception which expired on December 1, 2004. In December 2004, we received notification from Nasdaq that we had regained compliance with the rules for continued inclusion on the Nasdaq SmallCap Market.By letters dated March 22, 2005 and April 4, 2005, Nasdaq notified us of further non compliance with their rules. We are in the process of preparing a plan to comply with their rules which we will present to Nasdaq.

On November 19, 2004, our shareholders approved a one-for-five reverse stock split of our common stock. The reverse stock split was affected on November 30, 2004. Fractional shares were not issued in connection with the reverse stock split. All share and per share amounts have been restated herein to reflect the one-for-five reverse stock split.

In November 2004, we also completed the successful conversion of our mandatorily redeemable preferred stock to common stock. The effect of the conversion was to reduce stockholders’ deficit by $159.6 million. The stockholders’ deficit at December 31, 2004 is $21.1 million.

On August 25, 2004, then president and chief executive officer and Board member D. Gregory Smith and then chief technology officer and Board member Charles W. McDonough resigned from their positions to found a new company. Messrs. Smith and McDonough intend to pursue certain product and business initiatives that were under development in our Atlanta technology center at the time of their resignation. Our Board of Directors authorized the negotiation of an agreement with Messrs. Smith and McDonough defining the specific activities, assets and personnel to be transferred to the new company and other terms of the transaction. The Board has appointed Trey Davis as Acting Chief Executive Officer and Executive Vice President. Mr. Davis will retain his present duties as Chief Financial Officer. The Board also appointed Frank Grillo as Acting Chief Operating Officer and Executive Vice President.

Subsequent to the change of management, several actions were initiated to improve the overall operating cash flow of the company. The most significant was a change in company direction that reduced the focus on enhanced services development and increased the focus on building our customer base, revenue streams and continuing VoIP deployment plans. This involved a reduction in force that occurred in September 2004 to help align the company’s cost structure with the company’s new direction. In addition, the company initiated a variety of other measures during the last four months of 2004 in an effort to improve its cash flows. The company reported a substantial improvement in its reported operating cash flows during the fourth quarter of 2004, mostly as a result of these initiatives. Management has continued to pursue a variety of measures subsequent to January 1 in an effort to improve the operating cash flows of the business on a going forward basis.

Our net cash used in investing activities improved by $1.5 million to $9.5 million for the year ended December 31, 2004, compared to $11.0 million the prior year. The improvement was attributable to the purchasing of less property and equipment during 2004 as compared to 2003.

For the year ended December 31, 2004, net cash provided by financing activities was $15.7 million as compared to net cash used in financing activities of $5.0 million for the prior year. This improvement is primarily the result of funds drawn on our asset based loan facility and our standby credit facility.

Management closely monitors liquidity and updates its forecast regularly. While the current regulatory climate makes the cash forecast very difficult to predict, the most recent forecast for 2005 reflects positive cash flow from operations before interest charges. There can be no assurance that the forecasted cash flow will occur.

The company’s inability to operate profitably and to consistently generate cash flows from operations, its reliance therefore on external funding either from loans or equity raise substantial doubt about the company’s ability to continue as a going concern.

CASH MANAGEMENT

In September of 2003 and April of 2004, we decided to postpone a company-wide salary increase. Merit increases are now scheduled for the 2nd quarter of 2005, however, we are still assessing if this increase will be further postponed. We are also considering the possibility of granting certain employees restricted stock in lieu of payroll increases.

DEBT INSTRUMENTS

AR Financing

On April 4, 2005, we entered into an accounts receivable financing agreement with Thermo Credit, LLC (“Thermo”). The agreement provides for the sale of up to $22.0 million of our accounts receivable on a continuous basis to Thermo, subject to selection criteria as defined in the contract. The discount rate is 2.5%. Purchase of the receivables is at the option of Thermo. We plan to use this facility to replace our credit facility with Textron.

ILEC, IXC AND RELATED DISPUTED CHARGES

Since our existence we have disputed and continue to dispute significant charges from the various ILECs, IXCs, and certain other carriers providing us services. We have a policy of treating all charges that we believe are without merit, but are still being presented on a bill to us as disputes, regardless of the age of the dispute. We believe that the majority of these disputes have significant merit; however, we accrue the amount of the charges we believe represent valid charges against us. Our outstanding disputes at December 31, 2004 totaled $19.6 million and are best summarized in the following table:

Outstanding Disputes
at December 31, 2004
(in millions)
Alternatively billed services	$8.2
Late fees for non-payment of disputed charges	4.9
Billing errors	4.3
All others	2.2

$19.6

Alternatively billed services are primarily charges for certain 1-800, collect and information service calls. These disputes are largely historic in nature. We settled certain of these disputes in Texas with Southwestern Bell Telephone Company. We remit all monies collected associated with these services but do not pay the charges unless we collect from our customers. We believe that our liability related to these charges should be capped at the amount remitted by our end users; however, some of our settlements have included payments in excess of payments from our customers.

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

We believe that we have adequately accrued for our disputes and we believe our maximum exposure for these charges is $19.6 million. However, we do not believe that these charges are valid and intend to continue our dispute and non-payment of these charges.

CONTRACTUAL OBLIGATIONS

The following table discloses aggregate information about our contractual obligations and the periods in which payments are due (in thousands):

		LESS THAN			AFTER
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR-	1-3 YEARS	4-5 YEARS	5 YEARS
Long-term debt	$587	$587	$—	$—	$—
Operating leases	10,934	2,168	6,267	2,499	—
Capital leases	495	489	6	—	—
Unconditional purchase obligations	2,750	2,750	—	—	—

Total contractual cash obligations	$14,766	$5,994	$6,273	$2,499	$—

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

In February 2003 we received a payment of $0.5 million from an executive officer who was also on our Board of Directors in fulfillment of an outstanding note receivable to us.

In August 2003, we accelerated the vesting of 122,223 stock options granted to an executive as part of his severance agreement. This acceleration resulted in the employee being fully vested in stock options with a strike price of $1.30 per share and was in-the-money trading at $2.02 per share as the time of acceleration. As a result of this transaction we recorded approximately $0.1 million in general and administrative expense.

In addition to the SipStorm promissory note mentioned in footnote 5 of the notes to financial statements “Property and Equipment,” as of December 31, 2004 we have approximately $0.9 million of notes receivable from employees and former employees for various reasons. We have recorded these loans as a contra to our equity as the loans were for the purchase of stock. One is a note in the amount of approximately $0.8 million, due in June 2005, and the other is for approximately $0.1 million and is a demand note that currently has no specific due date.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the EITF reached a consensus on EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”). EITF 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share (“EPS”). The consensus reached by the EITF in this Issue is effective for reporting periods beginning after March 31, 2004. We adopted EITF Issue No. 03-06 during the quarter ended June 30, 2004. There was no impact of the adoption on the computation of EPS, as the effect is anti-dilutive. In periods of net income, we will utilize the two-class method of computing EPS.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) by requiring that these costs be recognized as current period charges. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement will not have any impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). APB Opinion No. 29 stated that there were certain exceptions to the principle that exchanges of nonmonetary assets should be measured using fair value; SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 states that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The SFAS will be effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”). SFAS 123(R) focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires the cost of such services to be measured based on the grant-date fair value of the award. SFAS 123(R) will be effective as of the beginning of the first reporting period that begins after June 15, 2005.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements relating to events anticipated to happen in the future. These forward-looking statements are based on the beliefs of our management, as well as assumptions made by and information currently available to our management. Forward-looking statements also may be included in other written and oral statements made or released by us. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words “believe,” “anticipate,” “intend,” “expect,” “estimate,” “project” and similar expressions are intended to identify forward-looking statements. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but they do not predict or assure any future occurrence and may turn out to be wrong. Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We do not undertake any obligation to publicly update any forward-looking statements to reflect new information or future events or occurrences. These statements reflect our current views with respect to future events and are subject to risks and uncertainties, including, among other things:

•	our ability to finance network developments and operations;

•	the possibility of unforeseen capital expenditures and other upfront investments required to deploy our VoIP network;

•	our ability to market our services successfully to new subscribers;

•	our ability to retain a high percentage of our customers;

•	our reliance on ILEC local networks;

•	the outcome of legal and regulatory proceedings;

•	our planned expansion, including consumer acceptance of new price plans and bundled offerings;

•	competition, including the introduction of new products or services by our competitors;

•	additions or departures of key personnel;

•	existing and future laws or regulations affecting our business and our ability to comply with these laws or regulations;

•	our reliance on the Regional Bell operating company’s systems and provisioning processes;

•	technological innovations;

•	general economic and business conditions, both nationally and in the regions in which we operate; and

•	other factors described in this document, including those described in more detail below.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.

RISKS RELATED TO OUR FINANCIAL CONDITION AND OUR BUSINESS

Certain material risks to our financial condition and our business are set forth below. The list is not intended be exhaustive as a listing of all such risks would be impossible. Moreover, the order in which the risks appear does not necessarily correlate with the magnitude of the risk.

Availability of Funds for our Transition to Become Facilities-Based Carrier

Our business strategy requires us to transition from a non-facilities-based carrier to a facilities-based carrier. Approximately 95% of our revenues are derived from the use of ILEC networks (that is, from being a non-facilities-based carrier). We have no assurance that we will have sufficient internal and external financial resources to deploy our VoIP network facilities and maintain our operations during this transition. Our internal operations may not generate sufficient cash to meet our operating needs, particularly if we lose exiting customers (from normal attrition and otherwise) at a faster rate than we expect, and external financing may not be available or available on reasonable terms. Moreover, we will almost certainly encounter unexpected difficulties and delays.

Loss of Asset-Based Financing

We depend upon continued access to asset-based financing to fund our operations. We recently executed a Receivables Financing Agreement with Thermo Credit LLC. Under that agreement, Thermo Credit will from time to time purchase portions of our customer accounts receivable at its discretion. There is the possibility that we could lose access to this financing anytime. While we believe other sources of financing are available, the loss of asset-based financing would materially and adversely affect our ability to operate.

Availability and Favorable Pricing of Unbundled Network Components

Part of our business strategy is to focus on territories where we have access to ILEC local networks at favorable rates to provide our services. We currently have an interconnection agreement with Qwest that will give us access to the local networks in its territories at least until July 31, 2008. We also have an interim commercial services agreement with Verizon that will give us access to the local networks in its territories until May 31, 2005. We are seeking similar agreements with other ILECs. There can be no assurance that other ILECs will be willing to enter such contracts with us upon terms favorable to us.

Acquisition of New Customers

For our business plans to be successful we must gain new customers from which to generate operating cash flow to fund our operations. We have limited resources to fund marketing and sales activities. Moreover, although we believe we offer good services at competitive prices, there can be no assurance that our service plans will be gain acceptance in the marketplace. Intense competition could further impede our attempts to gain new customers.

Difficulties in Expanding Network Infrastructure

We are in the process of deploying a VoIP network as an alternative to utilizing the ILEC networks to provide services to our customers. We will almost certainly encounter unforeseen delays and other challenges. We cannot be sure that we will be able to develop, expand or adapt the network infrastructure to meet additional demand or our customers’ changing requirements on a timely basis, at a commercially reasonable cost, or at all. If we fail to deploy our network infrastructure on a timely basis or adapt it to either changing customer requirements or evolving industry standards, these failures could adversely affect our business.

Competition

The telecommunications and information services markets are intensely competitive and rapidly evolving. We expect competition to increase. Many of our potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than we have. We believe the principal competitive factors affecting our business operations will be price, the desirability of our service offering, quality and reliability of our services, innovation and customer service. Our ability to compete effectively will depend upon our ability to maintain high quality, market-driven services at prices generally equal to or below those charged by our competitors. Competitor actions and responses to our actions could, therefore, materially and adversely affect our business, financial condition and results of operations.

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

Network Failure

The successful operation of our network will depend on a continuous supply of electricity at multiple points. Although the system that carries signals has been designed to operate under extreme weather conditions (including heavy rain, wind and snow), like all other telecommunications systems, our network could be adversely affected by such conditions. Our network is equipped with a back-up power supply and our existing network operations center is equipped with both a battery backup and an on-site emergency generator. We are currently in litigation with the landlord at our Tampa, Florida facility because, among other reasons, we believe the landlord has failed to maintain air conditioning and emergency electrical generating systems crucial to the operation of our network facilities. If a power failure causes an interruption in our service, the interruption could negatively impact our operations.

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

Ability to Resell Long Distance Services

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

Risk of Software Failures and Errors

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

Protection of Proprietary Technology

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

Dependence on Information Systems

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

Dependence on Local Exchange Carriers

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

Dependence on Third Party Vendors

We currently purchase the majority of our telecommunications equipment as needed from third party vendors, including Cisco Systems, Inc., Lucent Technologies, Inc., Sonus Networks, Inc., Dialogic Communications Corporation, Hewlett-Packard Company, Compaq Computer Corporation, Sun Microsystems, Inc. and EMC Corporation. In addition, we currently license our software from third party vendors, including Oracle Corporation, INPRISE Corporation, Mercator Software, Inc., Microsoft Corporation, Nuance Communications, Inc., SpeechWorks International, Inc., Telution, Inc., AMS, Inc., Netscape

Communications, Inc. and Accenture. We typically do not enter into any long-term agreements with our telecommunications equipment or software suppliers. Any reduction or interruption in supply from our equipment suppliers or failure to obtain suitable software licensing terms could have a disruptive effect on our business and could adversely affect our results of operations.

Dependence on Management and Key Personnel

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

Government Regulation and Legal Uncertainties

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

Decisions of the FCC and state regulatory commissions providing incumbent local exchange carriers with increased flexibility in how they price their services and with other regulatory relief, could have a material adverse effect on our business and that of other competitive local exchange carriers. Future regulatory provisions may be less favorable to competitive local exchange carriers and more favorable to incumbent local exchange carriers and other competitors. If incumbent local exchange carriers are allowed by regulators to engage in substantial volume and term discount pricing practices for their end-user customers, or charge competitive local exchange carriers higher fees for interconnection to the incumbent local exchange carriers’ networks, our business, operating results and financial condition could be materially, adversely affected. Incumbent local exchange carriers may also seek to delay competitors through legal or regulatory challenges, or by recalcitrant responses to requirements that they open their markets through interconnection and unbundling of network elements. Our legal and administrative expenses may be increased because of our having to actively participate in rate cases filed by incumbent local exchange carriers, in which they seek to increase the rates they can charge for the unbundled network element platform components. Our profitability may be adversely affected if those carriers prevail in those cases. Pending court cases, in which certain provisions of the Telecommunications Act of 1996 will be conclusively interpreted, may result in an increase in our cost of obtaining unbundled network elements.

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

Unauthorized Transactions or Theft of Services

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of Trinsic, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders equity (deficit) and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Trinsic, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP
Tampa, Florida April 14, 2005

TRINSIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$1,363	$12,013
Accounts receivable, net of allowance for doubtful accounts of $10,967 and $13,804	27,242	20,605
Prepaid expenses and other current assets	836	3,876

Total current assets	29,441	36,494

Property and equipment, net	27,829	39,069
Intangible assets, net	457	2,287
Other assets	3,609	3,820

Total assets	$61,336	$81,670

Liabilities, Mandatorily Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$55,605	$55,442
Deferred revenue	6,264	7,073
Current portion of long-term debt and capital lease obligations	7,536	5,074
Asset based loan	12,934	—

Total current liabilities	82,339	67,589

Long-term deferred revenue	46	361
Long-term debt and capital lease obligations	33	457

Total liabilities	82,418	68,407

Mandatorily redeemable convertible preferred stock, $0.01 par value; 50,000,000 shares authorized; 1,771,018 issued; 1,747,684 outstanding (aggregate liquidation value of $158,779)	—	144,282

Commitments and contingencies (Notes 12, 17 and 22)

Stockholders’ deficit:
Common stock, $0.01 par value; 150,000,000 shares authorized; 55,253,612 and 7,237,298 shares issued; 55,185,302 and 7,168,988 outstanding	553	73
Notes receivable from stockholders	(3,685)	(1,121)
Unearned stock compensation	(466)	—
Additional paid-in capital	392,488	188,987
Accumulated deficit	(409,894)	(318,880)
Treasury stock, 68,310 shares at cost	(78)	(78)

Total stockholders’ deficit	(21,082)	(131,019)

Total liabilities, mandatorily redeemable convertible preferred stock and stockholders’ deficit	$61,336	$81,670

The accompanying notes are an integral part of these consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended
	December 31,
	2004	2003	2002
Revenues	$251,477	$289,180	$238,397

Operating expenses:
Network operations, exclusive of depreciation and amortization shown below	123,723	135,531	94,422
Sales and marketing	21,094	19,421	11,319
General and administrative	112,350	125,765	123,578
Asset impairment charge	—	—	1,129
Wholesale development costs	—	—	1,018
Restructuring charge	4,801	—	1,861
Depreciation and amortization	19,764	23,449	23,936

Total operating expenses	281,732	304,166	257,263

Operating loss	(30,255)	(14,986)	(18,866)

Nonoperating income (expense):
Interest and other income	2,753	1,930	3,448
Interest and other expense	(6,111)	(3,071)	(4,137)

Total nonoperating expense	(3,358)	(1,141)	(689)

Net loss	(33,613)	(16,127)	(19,555)

Less mandatorily redeemable convertible preferred stock dividends and accretion	(15,326)	(17,480)	(15,589)
Less deemed dividend related to beneficial conversion feature	(57,584)	(186)	(186)

Net loss attributable to common stockholders	$(106,523)	$(33,793)	$(35,330)

Weighted average common shares outstanding	11,676,783	7,079,384	6,990,344

Basic and diluted net loss per share	$(9.12)	$(4.77)	$(5.05)

The accompanying notes are an integral part of these consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME
(In thousands, except share data)

			Notes Receivable	Unearned	Additional			Total
	Common Stock		from	Stock	Paid-In	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Stockholders	Compensation	Capital	Deficit	Stock	Deficit
Balance, December 31, 2001	6,800,022	$69	$(1,589)	$(122)	$217,761	$(283,198)	$(78)	$(67,157)
Issuance of common stock	200,000	2	—	—	2,320	—	—	2,322
Exercise of stock options	72	0	—	—	—	—	—	0
Exercise of warrants	34,286	1	—	—	—	—	—	1
Accelerated vesting of stock options	4,000	0	—	—	84	—	—	84
Conversion of mandatorily redeemable convertible preferred stock to common	15,232	0	—	—	679	—	—	679
Vesting of stock options granted below intrinsic value	—	—	—	122	—	—	—	122
Mandatorily redeemable convertible preferred stock dividends and accretion	—	—	—	—	(15,775)	—	—	(15,775)
Net loss	—	—	—	—	—	(19,555)	—	(19,555)

Balance, December 31, 2002	7,053,612	72	(1,589)	—	205,069	(302,753)	(78)	(99,279)
Exercise of stock options	78,828	1	—	—	518	—	—	519
Exercise of warrants	14,743	0	—	—	—	—	—	0
Accelerated vesting of stock options	—	—	—	—	123	—	—	123
Conversion of mandatorily redeemable convertible preferred stock to common	21,805	0	—	—	943	—	—	943
Repayment of notes receivable	—	—	468	—	—	—	—	468
Mandatorily redeemable convertible preferred stock dividends and accretion	—	—	—	—	(17,666)	—	—	(17,666)
Net loss	—	—	—	—	—	(16,127)	—	(16,127)

Balance, December 31, 2003	7,168,988	73	(1,121)	—	188,987	(318,880)	(78)	(131,019)
Exercise of stock options	73,474	1	—	—	488	—	—	489
Exercise of warrants	7,543	0	—	—	—	—	—	0
Issuance of common stock for settlement	117,145	1	—	—	743	—	—	744
Issue common restricted stock	6,700	0	—	(466)	1,030	—	—	564
Conversion of mandatorily redeemable convertible preferred stock to common	47,811,452	478	—	—	216,566	(57,401)	—	159,643
Repayment of notes receivable	—	—	251	—	—	—	—	251
Issuance of notes receivable (SipStorm)	—	—	(2,815)	—	—	—	—	(2,815)
Mandatorily redeemable convertible preferred stock dividends and accretion	—	—	—	—	(15,326)	—	—	(15,326)
Net loss	—	—	—	—	—	(33,613)	—	(33,613)

Balance, December 31, 2004	55,185,302	$553	$(3,685)	$(466)	$392,488	$(409,894)	$(78)	$(21,082)

The accompanying notes are an integral part of these consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(33,613)	$(16,127)	$(19,555)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19,764	23,449	23,936
Provision for bad debts	6,199	14,022	23,964
Asset impairment charge	—	—	1,129
(Gain) loss on disposal of equipment	—	(43)	(132)
Expense charged for granting of stock options	567	123	206
Change in operating assets and liabilities:
Increase in accounts receivable	(12,776)	(11,873)	(23,671)
(Increase) decrease in prepaid expenses	3,040	(1,923)	(1,780)
Decrease in other assets	185	1,888	1,655
Increase in accounts payable and accrued liabilities	942	7,460	2,149
Increase (decrease) in deferred revenue	(1,124)	(5,020)	10,498

Total adjustments	16,797	28,083	37,954

Net cash provided by (used in) operating activities	(16,816)	11,956	18,399

Cash flows from investing activities:
Purchases of property and equipment	(9,509)	(11,036)	(15,193)
Principal repayments received on notes receivable	26	40	590
Issuance of note receivable	—	—	(997)

Net cash used in investing activities	(9,483)	(10,996)	(15,600)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(4,462)	(5,903)	(5,622)
Payment of preferred stock dividends	(3)	(72)	(34)
Principal repayments received on notes receivable issued for stock	191	468	—
Proceeds from asset based loan	12,934	—	—
Proceeds from stand by credit facility	6,500	—	—
Proceeds from exercise of stock options and warrants	489	523	2

Net cash provided by (used in) financing activities	15,649	(4,984)	(5,654)

Net decrease in cash and cash equivalents	(10,650)	(4,024)	(2,855)
Cash and cash equivalents, beginning of period	12,013	16,037	18,892

Cash and cash equivalents, end of period	$1,363	$12,013	$16,037

The accompanying notes are an integral part of these consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(In thousands)

	Year Ended
	December 31,
	2004	2003	2002
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,108	$3,070	$2,788

Non-cash investing and financing activities:
Property and equipment acquired under capital lease obligations	$—	$1,290	$222
Increase in additional paid-in capital for stock options granted	$1,030	$518	$84
Common stock granted for wholesale services contract	$—	$—	$2,330
Net increase in unearned stock compensation for stock options granted	$466	$—	$122
Accrued dividends and accretion on preferred stock	$15,326	$17,480	$15,589
Common stock issued for settlement of obligations	$744	$—	$—
Note receivable received in exchange for sale of assets and reduction of accounts payable	$2,815	$—	$—
Conversion of preferred stock to common stock	$159,643	$943	$679
Beneficial conversion associated with preferred stock	$57,584	$186	$186

The accompanying notes are an integral part of these consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables are in thousands, except for share and per share data)

1. NATURE OF BUSINESS

DESCRIPTION OF BUSINESS

Trinsic, Inc. (formerly Z-Tel Technologies, Inc.) and subsidiaries (“we” or “us”) is an emerging provider of advanced, integrated telecommunications services targeted to residential and business subscribers. We provide local and long distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet and certain personal digital assistants. We provide these services in forty-nine states , but our customers are primarily concentrated in six states . We also provide long-distance telecommunications services to customers nationally.

We introduced our wholesale services during the first quarter of 2002. This service provides other companies with the opportunity to provide local, long-distance and enhanced telephone service to their own residential and business end user customers on a private label basis by utilizing our telephone exchange services, enhanced services platform, infrastructure and back-office operations.

At a special meeting of our shareholders held in November 2004, the shareholders approved an amendment to our charter to change our name to Trinsic, Inc., effective January 3, 2005. Our new Nasdaq trading symbol is “TRIN.”

LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business is dependent on, among other things, the company’s ability to operate profitably, to generate cash flow from operations and to obtain funding adequate to fund its business.

We have a limited operating history and our operations are subject to certain risks and uncertainties, particularly related to the evolution of the regulatory environment, which impacts our access to and cost of the network elements that we utilize to provide services to our customers.

We have incurred significant losses since our inception as a result of developing our business, performing ongoing research and development, building and maintaining our network infrastructure and technology, the sale and promotion of our services, and ongoing administrative expenditures. As of December 31, 2004, we had an accumulated deficit of approximately $409.9 million and $1.4 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, our asset based loan, our standby credit facility, a sale-leaseback credit facility, an accounts receivable factoring facility and an initial public offering.

For the year ended December 31, 2004, net cash used in operating activities was $16.8 million as compared to net cash provided by operating activities of $12.0 million in the prior year. The decrease was a result of our net loss after excluding non-cash items, which increased by $28.7 million.

In April 2004, the company secured an asset based loan facility with Textron Financial Corporation (“Textron”), which provided up to $25 million to fund operations. We utilized $12.9 million as of December 31, 2004, which was approximately the maximum loan availability. We did not meet the fixed charge coverage ratio for the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004. All other financial covenants were met. Per the agreement, Textron could cancel the loan arrangement at any time. Textron began charging additional interest at a rate of 300 basis points per annum beginning October 4, 2004. Effective January 27, 2005, we entered into a Modification and Termination Agreement with Textron. Among other things the Modification and Termination Agreement provides that Text ron will forbear from exercising default rights and remedies until May 31, 2005, will waive the early termination fee and modify the annual facility fee. We agreed to pay a modification fee of $150,000.

On April 4, 2005, we entered into an accounts receivable financing agreement with Thermo Credit, LLC (“Thermo”). The agreement provides for the sale of up to $22 million of our accounts receivable on a continuous basis to Thermo, subject to selection criteria as defined in the contract. We plan to use the facility to replace our credit facility with Textron. Expected proceeds from this facility will approximate the year end Textron loan balance.

On August 24, 2004, we entered into a $15 million Standby Credit Facility Agreement with The 1818 Fund III, L.P., a related party, which is one of a family of funds managed by Brown Brothers Harriman. During 2004, we were advanced $6.5 million pursuant to the credit facility. Loans under the credit facility are represented by a Senior Unsecured Promissory Note bearing interest at 9.95% annually. The note matures March 31, 2006. As of December 31, 2004, we did not meet a “cross-default” covenant due to the non-compliance with the Textron asset based loan facility. Per the standby credit facility agreement, this could trigger an immediate demand of payment upon notice by The 1818 Fund. Discussions with The 1818 Fund have indicated that they will not require immediate payment due to our new factoring arrangement with Thermo Credit, LLC. This loan is included in the current portion of long term debt on the balance sheet. Subsequent to year end, we were advanced an additional $7.2 million pursuant to the facility.

By letter dated July 28, 2004, the Nasdaq Stock Market, Inc. notified us that for 10 consecutive days the market value of our listed securities was below $35 million as required for continued inclusion by Nasdaq Marketplace Rule 4310(c)(2)(B)(ii). Nasdaq initially gave us 30 calendar days or until August 27, 2004 to regain compliance. Nasdaq asserted that if compliance could not be demonstrated by that day, the Nasdaq staff would provide written notification that our common stock would be delisted. We appealed to a Nasdaq Listing Qualifications Hearing Panel and were granted a temporary exception which expired on December 1, 2004. In December 2004, we received notification from Nasdaq that we had regained compliance with the rules for continued inclusion on the Nasdaq SmallCap Market. By letters dated March 22, 2005 and April 4, 2005, Nasdaq notified us of further non compliance with their rules. We are in the process of preparing a plan to comply with their rules which we will present to Nasdaq.

On November 19, 2004, our shareholders approved a one-for-five reverse stock split of our common stock. The reverse stock split was affected on November 30, 2004. Fractional shares were not issued in connection with the reverse stock split. All share and per share amounts have been restated herein to reflect the one-for-five reverse stock split.

In November 2004, we also completed the successful conversion of our mandatorily redeemable preferred stock to common stock. The effect of the conversion was to reduce stockholders’ deficit by $159.6 million. The stockholders’ deficit at December 31, 2004 is $21.1 million.

On August 25, 2004, then president and chief executive officer and Board member D. Gregory Smith and then chief technology officer and Board member Charles W. McDonough resigned from their positions to found a new company. Messrs. Smith and McDonough intend to pursue certain product and business initiatives that were under development in our Atlanta technology center at the time of their resignation. Our Board of Directors authorized the negotiation of an agreement with Messrs. Smith and McDonough defining the specific activities, assets and personnel to be transferred to the new company and other terms of the transaction. The Board has appointed Trey Davis as Acting Chief Executive Officer and Executive Vice President. Mr. Davis will retain his present duties as Chief Financial Officer. The Board also appointed Frank Grillo as Acting Chief Operating Officer and Executive Vice President.

Subsequent to the change of management, several actions were initiated to improve the overall operating cash flow of the company. The most significant was a change in company direction that reduced the focus on enhanced services development and increased the focus on building our customer base, revenue streams and continuing VoIP deployment plans. This involved a reduction in force that occurred in September 2004 to help align the company’s cost structure with the company’s new direction. In addition, the company initiated a variety of other measures during the last four months of 2004 in an effort to improve its cash flows. The company reported a substantial improvement in its reported operating cash flows during the fourth quarter of 2004, mostly as a result of these initiatives. Management has continued to pursue a variety of measures subsequent to January 1 in an effort to improve the operating cash flows of the business on a going forward basis.

Our net cash used in investing activities improved by $1.5 million to $9.5 million for the year ended December 31, 2004, compared to $11.0 million the prior year. The improvement was attributable to the purchasing of less property and equipment during 2004 as compared to 2003.

For the year ended December 31, 2004, net cash provided by financing activities was $15.7 million as compared to net cash used in financing activities of $5.0 million for the prior year. This improvement is primarily the result of funds drawn on our asset based loan facility and our standby credit facility.

Management closely monitors liquidity and updates its forecast regularly. While the current regulatory climate makes the cash forecast very difficult to predict, the most recent forecast for 2005 reflects positive cash flow from operations before interest charges. There can be no assurance that the forecasted cash flow will occur.

The company’s inability to operate profitably and to consistently generate cash flows from operations, its reliance therefore on external funding either from loans or equity raise substantial doubt about the company’s ability to continue as a going concern.

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

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of prepaid maintenance and support, insurance contracts, advances to suppliers and certain disputes with vendors that require payment and filing of a dispute claim.

PROPERTY AND EQUIPMENT, NET

Property and equipment are recorded at historical cost. Depreciation and amortization are calculated on a straight-line basis over the assets’ useful life. Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized. Upon the sale or other disposition of property, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recognized in operations. Under the Statement of Position (“SOP”) 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” we expense computer software costs related to internal software that are incurred in the preliminary project stage. When the capitalization criteria of SOP 98-1 have been met, costs of developing or obtaining internal-use computer software are capitalized. We capitalized approximately $3.3 million, $3.1 million and $3.7 million of employee salary costs for internally developed software for the years ended December 31, 2004, 2003 and 2002, respectively. Internal use software is included as a component of property and equipment on the consolidated balance sheet. We also incur research and development costs, such as employee salaries and outside consultants; these costs are expensed in our general and administrative expense. We expensed approximately $4.7 million, $6.0 million and $7.4 million of research and development costs for the years ended December 31, 2004, 2003 and 2002, respectively.

LONG-LIVED ASSETS

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amo unt of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net expected undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the discounted cash flows.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” on a prospective basis on January 1, 2002. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” However, SFAS 144 retains the fundamental provisions of SFAS No. 121 for the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Impairment of goodwill is not included in the scope of SFAS No. 144 and will be treated in accordance with the accounting standards established in SFAS No. 142, Goodwill and Other Intangible Assets.” According to SFAS No. 144, long-lived assets are to be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing or discontinued operations. The statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of segments of a business.

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

Intangible assets on the consolidated balance sheet consist of customer lists resulting from our acquisition of Touch 1 in 2000. The customer lists are amortized over five years using the straight-line method and reviewed for impairment as outlined in our long-lived assets policy above. All goodwill was written-down to a zero value in 2001. (See footnote 7.)

REVENUE RECOGNITION

Revenues are recognized when earned. Revenues related to long distance and carrier access service charges are billed monthly in arrears, and the associated revenues are recognized in the month when services are provided. Charges for our bundled services are billed monthly in advance and we recognize revenues for these services ratably over the service period. Revenues from installations and activation activities are deferred and recognized over twelve months, which we believe is the estimates life of our customer relationships.

We began offering wholesale services during 2002. This service offering includes fees for services provided according to certain per line, per minute and other certain activities as defined in our agreements and also the payments of providing telephone exchange, vendor and personnel expenses. We perform a review of each contract and determine the appropriate timing of revenue recognition depending on the facts and circumstances of each individual item within the contract. We are currently deferring certain revenues over the life of our arrangements, rather than recognizing revenues up-front. We use the gross method to record our revenues for wholesale services where we are the primary obligor. This method involves the recording of revenues for items that we are directly reimbursed by our wholesale customer with an offsetting expense reported in the appropriate operating expense line.

STOCK-BASED COMPENSATION

For employee stock options, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” requiring entities to recognize as an expense, over the vesting period, the fair value of the options or utilize the accounting for employee stock options used under APB 25. We apply the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and consequently recognize compensation expense over the vesting period for grants made to employees and directors only if, on the measurement date, the market price of the underlying stock exceeds the exercise price. We provide the pro forma net income and earnings per share disclosures as required under SFAS No. 123 for grants made as if the fair value method defined in SFAS No. 123 had been applied. We recognize expense over the vesting period of the grants made to non-employees based on utilizing the Black-Scholes stock valuation model to calculate the value of the option on the measurement date.

The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure, an Amendment of SFAS 123, Accounting for Stock-Based Compensation,” the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	For the years ended
	December 31,
	2004	2003	2002
Net loss attributable to common stockholders, as reported	$(106,523)	$(33,793)	$(35,330)
Add: Stock based compensation included in net loss	567	123	206
Deduct: Total stock based employee compensation determined under the fair value based method for all awards	(3,260)	(5,821)	(13,182)

Net loss attributable to common stockholders, pro forma	$(109,216)	$(39,491)	$(48,306)

Basic and Diluted Net Loss Per Common Share
As reported	$(9.12)	$(4.77)	$(5.05)
Pro forma	(9.35)	(5.58)	(6.91)

We calculated the fair value of each grant on the date of grant using the Black-Scholes option pricing model. In addition to there being no payments of dividends on our common stock and 550,000 options with a strike price of 3.64 expiring in December 2003 the following assumptions were used for each respective period:

	For the years ended
	December 31,
	2004	2003	2002
Discount Rate	3.1%	3.1%	3.1%
Volatility	98.4%	96.6%	93.0%
Average Option Expected Life	5 years	5 years	5 years

Incremental shares of common stock equivalents are not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.

ADVERTISING

Advertising costs are expensed as incurred. Included in sales and marketing expenses are advertising costs of approximately $2.6 million, $5.3 million and $5.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

INCOME TAXES

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financially reported amounts at each year-end based on enacted laws and statutory rates applicable to the periods in which differences are expected to affect taxable income. A valuation allowance is provided against the future benefits of deferred tax assets due to our history of operating losses.

CONCENTRATIONS

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents in financial institutions considered by management to be high quality. We maintain cash balances at financial institutions in excess of the $100,000 insured by the Federal Deposit Insurance Corporation (“FDIC”). We had approximately $2.4 million and $2.7 million invested in interest bearing money market and short-term fixed income investments that are not insured by the FDIC at December 31, 2003 and 2002, respectively. We have not experienced any losses in these accounts and believe we are not exposed to any significant credit risk on cash balances.

During the normal course of business, we extend credit to residential and business customers residing in the United States. Our customer base is broken-down as follows:

	Percentage of Total Bundled
	Service Revenues
	2004	2003
New York	29%	33%
Illinois	8%	10%
Michigan	7%	9%
Georgia	6%	6%
Texas	6%	6%
Kentucky	6%	6%
Pennsylvania	4%	4%
Florida	4%	3%
Virginia	4%	2%
Maryland	3%	3%
California	3%	2%
Indiana	2%	2%
New Jersey	2%	1%
Tennessee	2%	2%
Alabama	2%	2%
All Others	12%	9%

	100%	100%

This results in a concentration of credit to residential and business customers in these states. We believe our credit policies, collection procedures and allowance for doubtful accounts minimize the exposure to significant credit risk of accounts receivable balances. Additionally, our wholesale services receivables are concentrated with Sprint Communications Company L.P. (“Sprint”) as they are the primary wholesale customer.

We rely upon the Regional Bell Operating Companies (“RBOCs”) for provisioning of customers and the RBOCs are the primary suppliers of local central office switching and local telephone lines. Global Crossing Ltd and WilTel Communications Group, Inc. are the primary suppliers for our long-distance calling. We have not incurred any material impact to our operations or financial statements as a result of the Chapter 11 bankruptcy filings made by these companies.

We rely upon two separate service providers for provisioning and billing services essential to support our operations.

SEGMENT REPORTING

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that we report financial and descriptive information about reportable segments, and how these segments were determined. We determine the allocation and performance of resources based on total operations. Based on these factors, management has determined that we operate as two segments as defined by SFAS No. 131. Our segments are retail services and wholesale services.

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the EITF reached a consensus on EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (“EITF 03-6”). EITF 03-6 clarifies what constitutes a participating security and provides further guidance in applying the two-class method of calculating earnings per share (“EPS”). The consensus reached by the EITF in this Issue is effective for reporting periods beginning after March 31, 2004. We adopted EITF Issue No. 03-06 during the quarter ended June 30, 2004. There was no impact of the adoption on the computation of EPS, as the effect is anti-dilutive. In periods of net income, we will utilize the two-class method of computing EPS.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) by requiring that these costs be recognized as current period charges. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this Statement will not have any impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS 153”). APB Opinion No. 29 stated that there were certain exceptions to the principle that exchanges of nonmonetary assets should be measured using fair value; SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 states that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS will be effective for nonmonetary asset exchanges in fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”). SFAS 123(R) focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires the cost of such services to be measured based on the grant-date fair value of the award. SFAS 123(R) will be effective as of the beginning of the first reporting period that begins after June 15, 2005.

RECLASSIFICATION

To be consistent with emerging industry practices, the revenues for all periods presented have been changed to reflect the billing to our customers of the Universal Service Fund (“USF”) and other regulatory fees and the related payments into the associated regulatory funds as network operations expense. Operating income and net income for all periods presented were unaffected. USF billings included in revenues and expenses were $5.8 million, $4.2 million and $3.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. We also have certain other amounts in the December 31, 2003 and 2002 financial statements that have been reclassified to conform to the December 31, 2004 presentation.

3. WHOLESALE SERVICES

In February 2003, we executed an agreement providing for the resale of our local wireline telecommunications services and provision of ancillary services with Sprint. Under this agreement, we provide Sprint access to our Web-integrated, enhanced communications platform and operational support systems. This contract includes various per-minute, per-line, and other charges that are being recorded as revenue when earned. We are the primary obligor for underlying expenses that are incorporated into our pricing in connection with the agreement and therefore, are recording revenues using a gross presentation. This method results in all per-line, per-minute and certain direct costs being recorded as revenues and the corresponding expenses being recorded in the appropriate operating expense line. As a result of this accounting treatment, increases or decreases in pricing or volume that impact direct costs that are incurred in connection with this agreement would have no impact on net income, as the amount is recorded in both revenue and expense. Our wholesale services agreement with Sprint is non-exclusive in nature.

We are deferring $1.0 million of revenues for pre-contract payments by recognizing this amo unt ratably over the life of the agreement. Additionally, we received a $1.0 million payment prior to inception of the agreement, which we have returned to Sprint as a bill credit during the second half of 2003, for the achievement of reaching certain line-count thresholds.

At December 31, 2004, under our contract with Sprint, we had approximately $0.4 million of deferred revenue, of which $0.03 million is recorded as long-term deferred revenue. At December 31, 2003 we had approximately $0.4 million of long-term and $0.3 million and short-term deferred revenue.

On March 20, 2002, we entered into a 48-month agreement with MCI for wholesale telephone exchange services, ancillary services and a limited-term technology license. The agreement was cancelable by either party after eighteen months.

Under the original terms of the agreement, MCI was to pay us a maximum of $50 million related to the use of our network in the form of a technology license fee, should the agreement not be terminated early. Cash flows related to the license were to be paid based on the number of MCI customers on our network, as defined in the contract, and were subject to monthly minimum amounts. In addition, MCI was to pay for services provided through usage-based fees according to certain per line and per minute calculations defined in the agreement and MCI was to also pay fees to us for providing telephone exchange services, payroll costs and certain vendor fees. We were the primary obligor for all costs incurred under this agreement.

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

On August 7, 2003, we amended our contract with MCI to terminate the contract on December 31, 2003. On August 15, 2003, MCI provided us with notice that they were terminating the contract effective October 15, 2003. As a result of these events we accelerated the recognition of deferred revenue to the termination date of October 15, 2003. Prior to the early termination, we were recognizing the deferred revenue ratably over the life of the agreement with a termination date of December 31, 2005. As a result of these actions, we recognized $4.8 million of previously deferred revenue during 2003.

4. ACCOUNTS RECEIVABLE AGREEMENT

In July 2000, we entered into an accounts receivable agreement with RFC Capital Corporation, a division of Textron, Inc. (“RFC”), providing for the sale of certain of our accounts receivable to RFC. The RFC agreement provided for the purchase of up to $25.0 million of certain of our accounts receivable, subject to selection criteria as defined in the contract. In July 2002, we extended our agreement with RFC under substantially similar terms for an additional two years. The purchase of the receivables was at the option of RFC and they utilized selection criteria to determine which receivables would be purchased. We had been selling our receivables to RFC at a 23% discount. Prior to March 2002 we sold our receivables at a 32% discount. Our collection percentage for receivables sold to RFC was 98.5% and 92.9% for the years ended December 31, 2003 and 2002, respectively. We received an additional payment from RFC for servicing the assets in an amount equal to every dollar collected over the advance rate, less certain fees. The accounts receivable agreement did not have a minimum receivable sales requirement.

We sold approximately $138.2 million and $135.2 million of receivables to RFC, for net proceeds of approximately $111.9 million and $107.3 million, during the years ended December 31, 2003 and 2002, respectively. A net receivable servicing asset of approximately $13.2 million and $8.5 million was included in the accounts receivable balance at December 31, 2003 and 2002, respectively. We recorded costs related to the agreement of approximately $1.0 million and $1.3 million for the years ended December 31, 2003 and 2002, respectively. Included in accounts payable and accrued liabilities were advances for unbilled receivables in the amount of $4.2 million and $3.4 million at December 31, 2003 and 2002, respectively. We were responsible for the continued servicing of the receivables sold.

In April 2004 we signed a three-year asset based loan agreement with Textron, which eliminated our RFC accounts receivable factoring agreement. See note 10 for more information on the Textron agreement.

5. PROPERTY AND EQUIPMENT

At the respective dates, property and equipment consist of the following:

	Depreciable
	Lives in	December 31,
	Years	2004	2003
Switching equipment	5-10	$14,686	$14,488
Computer equipment	5-10	38,674	36,064
Software	3	57,038	53,822
Furniture and office equipment	5-10	9,018	8,990
Leasehold improvements	3-15	6,393	6,247
Land and building	20-30	4,354	4,332
Construction-in-progress		300	1,047
Vehicles	5	20	—

		130,483	124,990
Less accumulated depreciation and amortization		(102,654)	(85,921)

Property and equipment, net		$27,829	$39,069

Depreciation expense related to property and equipment amounted to approximately $9.2 million, $9.4 million and $10.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense related to software amounted to approximately $8.7 million, $11.2 million and $11.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

On September 29, 2004 we signed an agreement with SipStorm, Inc., a company formed by our former Chief Executive officer, D. Gregory Smith, and former Chief Technology Officer, Charles McDonough. Under this agreement we have transferred selected computer hardware, software and intellectual property rights to SipStorm. These non-core assets are mainly related to our second generation enhanced service products. SipStorm agreed to continue development of these applications and provide us with access to the developed product over the course of the next 15 months. Relative to the purchase, SipStorm has assumed responsibility for certain accounts payable, future maintenance payments and provided a promissory note in the amount of $2.8 million. The promissory note is collateralized by shares of our common stock owned by Messrs. Smith and McDonough.

Assets acquired under capital leases, included in property and equipment, consist of the following:

	December 31,
	2004	2003
Computer equipment	$2,443	$2,443
Software	912	912

	3,355	3,355
Less accumulated depreciation and amortization	(1,967)	(1,357)

Capital leases, net	$1,388	$1,998

6. ASSET IMPAIRMENT

In April of 2002, we announced a restructuring plan that included a reduction in force and the closure of the North Dakota call centers, acquired from Touch 1, resulting in the settlement of the leases in these locations and an asset impairment charge totaling approximately $1.1 million being recorded in the second quarter of 2002. No impairments were recorded in 2004 or 2003.

7. INTANGIBLE ASSETS

In accordance with SFAS No. 142, we reassessed the expected useful lives of our existing intangible assets. This reassessment resulted in no changes to the expected useful lives of our customer lists.

	DECEMBER 31, 2004			DECEMBER 31, 2003
	CARRYING	ACCUMULATED	NET INTANGIBLE	CARRYING	ACCUMULATED	NET
INTANGIBLE	AMOUNT	AMORTIZATION	ASSETS	AMOUNT	AMORTIZATION	ASSETS

INTANGIBLE ASSETS SUBJECT TO AMORTIZATION:
Customer related intangible assets	$9,145	$8,688	$457	$9,145	$6,858	$2,287

The following table presents current and expected amortization expense of the existing intangible assets as of December 31, 2004 for each of the following periods:

Aggregate Amortization Expense:

For the year ended December 31, 2004	$1,830

Expected amortization expense for the year ending December 31, 2005	457

8. OTHER ASSETS

At the respective dates, other assets consist of the following:

	2004	2003
Deposits	$3,425	$3,062
Inventory	184	—
Certificates of deposit, restricted	—	673
Interest receivable	—	54
Other	—	31

	$3,609	$3,820

The certificates of deposit were pledged as collateral on outstanding letters of credit in the amount of approximately $0.7 million at December 31, 2003, related to lease obligations on office space and $0.1 million for certain surety bonds required for regulatory purposes.

9. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At the respective dates, accounts payable and accrued liabilities consist of the following:

	2004	2003
Trade accounts payable	$40,586	$39,485
Accrued sales and use tax payable	10,223	6,908
Advances on accounts receivable	—	4,181
Accrued payroll	1,033	2,560
Accrued rent	1,028	1,263
Accrued restructuring charges	954	351
Accrued sales commissions	816	644
Accrued interest payable	965	50

	$55,605	$55,442

10. ASSET BASED LOAN

In April 2004, we signed a three-year asset based loan facility with Textron. This agreement provides us with an availability to borrow up to $25 million at a 6% interest rate. Our overall availability is based on the eligibility of our accounts receivable, subject to certain limitations and advance rates. The asset based loan facility includes residential, business and wholesale accounts receivable while our prior arrangement with RFC Capital Corporation (“RFC”) only included certain portions of our accounts receivable.

This agreement has three primary quarterly financial covenants: a fixed charge coverage ratio, accounts receivable turnover requirement and an unfunded capital expenditures cap. We did not meet the fixed charge coverage ratio for the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004. All other financial covenants have been met per our agreement with Textron. Textron notified us on October 1, 2004 that they would be charging an additional interest rate of 300 basis points starting on October 4, 2004 due to the fixed charge coverage ratio not being met.

Under the amended asset based loan structure with Textron, we had an outstanding loan balance to Textron of approximately $12.9 million included in current liabilities at December 31, 2004.

Effective January 27, 2005, we entered into a Modification and Termination Agreement with Textron Financial Corporation, our asset-based lender. Among other things the Modification and Termination Agreement provides that Textron will forbear from exercising default rights and remedies until May 31, 2005, will waive the early termination fee and modify the annual facility fee. We agreed to pay a modification fee of $150,000.

On April 4, 2005, we entered into an accounts receivable financing agreement with Thermo Credit, LLC (“Thermo”). The agreement provides for the sale of up to $22.0 million of our accounts receivable on a continuous basis to Thermo, subject to selection criteria as defined in the contract. The discount rate is 2.5%. Purchase of the receivables is at the option of Thermo. We plan to use this facility to replace our credit facility with Textron.

11. STANDBY CREDIT FACILITY

On August 24, 2004, we entered into a $15 million Standby Credit Facility Agreement with The 1818 Fund, a related party, which is one of a family of funds managed by Brown Brothers Harriman. During 2004, we were advanced $6.5 million pursuant to the credit facility. Loans under the credit facility are represented by a Senior Unsecured Promissory Note bearing interest at 9.95% annually. The note matures March 31, 2006.

As of December 31, 2004, we did not meet a “cross-default” covenant due to the non-compliance with the Textron asset based loan facility (see note 10). Per the standby credit facility agreement, this could trigger an immediate demand of payment upon notice by The 1818 Fund. Upon discussions with The 1818 Fund, they have indicated that they will not require immediate payment due to our new factoring arrangement with Thermo Credit, LLC. This loan has been reclassified to short term on the balance sheet.

12. LONG-TERM DEBT

Long-term debt consists of the following:

	2004	2003
RELATED PARTIES:
Note payable to Corman Elegre, customer base pledged as collateral, payable in monthly installments, due September 2004, interest rate at 6%	$532	$2,364

Note payable to First Revocable Trust of W. F. Corman, unsecured, payable in monthly installments, due September 2004, interest rate at 6%	—	132

Note payable to James F. Corman, unsecured, payable in monthly installments, due September 2004, interest rate at 6%	—	45

UNRELATED PARTIES:

Note payable to Franklin Investment Funds, unsecured, payable in monthly installments, due September 2004, interest rate of 6%	—	919

Note payable to First National Bank of Atmore, unsecured, personally guaranteed by James F. Corman, payable in monthly installments, due September 2004, interest rate at 6%	—	123

Notes payable to Touch 1 pre-petition creditors (trade vendors), unsecured, payable in monthly installments, due September 2004, interest rate at 6%	—	409

Notes payable to Touch 1 pre-petition creditors (trade vendors), priority unsecured, payable in monthly Installments, due September 2005, interest rate at 6%	55	58

	587	4,050
Less: Current portion	(587)	(3,992)

Total long-term debt	$—	$58

OPERATING LEASES

We have entered into various non-cancelable operating leases for equipment and office space with monthly payments through the year 2009. Included in general and administrative expense is rental expense relating to operating leases of approximately $2.8 million, $2.9 million and $2.9 million for the years ended December 31, 2004, 2003, and 2002, respectively. Sales and marketing expense includes $0.3 million of rental expense relating to operating leases for the year ended December 31, 2002.

CAPITAL LEASES

We have entered into various capital lease obligations that have effective interest rates ranging from 3.18% to 19.92%, with five capital leases remaining with payments through 2006.

Future minimum lease payments under non-cancelable operating and capital leases and long-term debt as of December 31, 2004 are as follows:

		CAPITAL
	OPERATING	LEASE	LONG-TERM
YEAR ENDING DECEMBER 31,	LEASES	OBLIGATIONS	DEBT
2005	$2,168	$449	$587
2006	2,014	33	—
2007	2,087	—	—
2008	2,166	—	—
2009	1,459	—	—
Thereafter	1,040	—	—
Less amount representing estimated executory costs (taxes, etc.), including profit thereon, included in minimum lease payments	—	(35)	—

Net minimum payment	$10,934	447	$587

Less amount representing Interest on obligations under capital lease		(39)

Present value of minimum lease payments		$408

13. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

In November 2004 we consummated a tender offer to exchange our three outstanding series of convertible preferred stock as follows:

•	For our Series D Convertible Preferred Stock, which as of September 27, 2004 3,976,723 shares with a liquidation preference of $16.55 per share and a conversion price of $8.47 per share were outstanding, to exchange 25.69030 shares of our common stock, for each share of our Series D Preferred Stock (representing an exchange price of approximately $0.644 per share);

•	For our 8% Convertible Preferred Stock, Series E, which as of September 27, 2004 4,166,667 shares with a liquidation preference of $16.26 per share and a conversion price of $8.08 per share were outstanding, to exchange 25.24216 shares of our common stock, for each share of our Series E Preferred Stock (representing an exchange price of approximately $0.644 per share); and

•	For our 12% Junior Redeemable Convertible Preferred Stock, Series G, which as of September 27, 2004 171.214286 shares outstanding with had a liquidation preference of $144,974.90 per share and conversion price of $1.28 per share were outstanding, to exchange 161,469.4 shares of our common stock, for each share of our Series G Preferred Stock (representing an exchange price of approximately $0.898 per share).

The conversion of these three series of preferred stock resulted in a deemed dividend for the beneficial conversion of $57.4 million.

Simultaneously with the exchange we consummated a one for five reverse stock split of our common stock. As a result of the tender offer, we exchanged approximately 46,657,636 of our common shares (on a post reverse split basis) for all of our outstanding preferred stock.

On a fully diluted basis, the previous holders of the Series D Preferred Stock own approximately 34.0% of our outstanding common stock, the previous holders of the Series E Preferred Stock approximately 35.0%, the previous holders of the Series G Preferred Stock approximately 9.2%, the existing holders of the common stock approximately 13.8% and approximately 8.0% is available for issuance under a new management equity incentive plan.

In 2003, four holders of our Series D Convertible Preferred Stock (“Series D”) converted their shares to common stock. There was a total of 13,333 shares of Series D converted into 21,805 shares of common stock. We also paid $0.1 million in cash for certain dividends. In 2002, we had one conversion of 10,000 shares of Series D converted into 15,232 common shares.

In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and SFAS No. 128 “Earnings Per Share” we recorded non-cash charges relating to a beneficial conversion, cumulative dividends and preferred stock accretion. We recorded preferred stock dividends and accretion of $15.3 million, $17.5 million and $15.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. We also recorded a deemed dividend related to a beneficial conversion feature in the amounts of approximately $57.6 million, $0.2 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

14. COMMON STOCK

The board of directors has never declared dividends on our common stock since inception on January 15, 1998.

On November 19, 2004, our shareholders approved a one-for-five reverse stock split of our common stock. The reverse stock split was affected on November 30, 2004. Fractional shares were not issued in connection with the reverse stock split. All share and per share amounts have been restated herein to reflect the one-for-five reverse stock split.

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

The restructuring charge included termination benefits in connection with the termination of 167 employees and lease abandonment costs. In addition, we agreed to a settlement to exit the two leases for our call centers in North Dakota as of July 1, 2002. All termination benefits and settlements to exit our leases in North Dakota were paid as of December 31, 2002. We recorded a lease abandonment charge representing the future lease payments for our New York office as a liability and payments exist through August 2005.

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

In June 2004, we approved and implemented a restructuring to improve our future cash flows and operating earnings. The restructuring included a reduction in work force. In accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” the restructuring costs were considered a “One-Time Termination Benefit” and as such we recognized the restructuring costs as a liability at the communication date of June 8, 2004. The restructuring charge included termination benefits in connection with the reduction in force of 102 employees. The total charge taken in the second quarter of 2004 was $0.8 million of which approximately $40,000 was paid in the second quarter. The majority of the remainder of termination benefits was paid in full at the end of August 2004.

In September 2004, we approved and implemented a restructuring based on the change in management that occurred on August 25, 2004 and the subsequent change in business focus. The restructuring included a reduction in force of 152 employees and a write-off of certain assets. In accordance with SFAS No. 146 the restructuring costs were considered a “One-Time Termination Benefit” and as such we recognized the restructuring costs as a liability at the communication date of September 1, 2004. The total charge taken in the third quarter of 2004 was approximately $3.2 million.

In October 2004, we approved and implemented an additional restructuring related to 44 employees in conjunction with the consolidation of certain operations in our Atlanta and Tampa offices into our Atmore, Alabama offices. In accordance with SFAS No. 146 the restructuring costs were considered a “One-Time Termination Benefit” and as such we recognized the restructuring costs as a liability at the communication date of October 21, 2004. The total charge taken in the fourth quarter of 2004 was approximately $0.8 million.

The following table shows the restructuring charges and related accruals recognized under the plan and the effect on our consolidated financial position:

	Employee	Lease	Lease
	Termination	Settlement	Abandonment	Asset
	Benefits	Costs	Costs	Retirement	Total

Balance at January 1, 2002	$—	$—	$—	$—	$—
Plan Charges	913	325	623	—	1,861
Cash paid	(913)	(325)	(72)	—	(1,310)

Balance at December 31, 2002	—	—	551	—	551
Cash paid	—	—	(200)	—	(200)

Balance at December 31, 2003	—	—	351	—	351
Plan Charges	4,527	—	234	40	4,801
Cash paid	(3,646)	—	(262)	—	(3,908)
Asset disposal	—	—	—	(40)	(40)
Converted to note payable	—	—	(40)	—	(40)
Lease termination settlement reversal	—	—	(210)	—	(210)

Balance at December 31, 2004	$881	$—	$73	$—	$954

16. INCOME TAXES

We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the income tax provision are as follows:

	Year ended December 31
	2004	2003	2002
Current:
State Income Tax Expense	$23	$82	$—

Subtotal	23	82	—

Total	$23	$82	$—

State income tax expense is included in interest and other expense on the consolidated statement of operations.

A reconciliation of the difference between the effective income tax rate and the statutory federal tax rate follows:

	Year ended December 31
	2004	2003	2002
Tax at U.S. statutory rate	$(11,772)	$(5,644)	$(6,844)
State taxes, net of federal benefit	(997)	(413)	(573)
Change in valuation allowance	12,776	5,807	7,255
Other	16	332	162

	$23	$82	$—

Significant components of our deferred tax assets and liabilities are as follows:

	Year ended December 31
	2004	2003	2002
Current deferred tax assets:
Accounts receivable	$4,167	$5,246	$6,612
Other Reserves	2,241	1,968	95

Noncurrent deferred tax assets:
Net operating loss carryforward	117,678	106,691	99,869
Deferred revenue	—	271	2,385
Deferred compensation	—	181	616
Excess Capital Losses	133	133	133
Accrued Expenses	821	145	696
Other	389	480	541

Gross deferred tax assets	125,429	115,115	110,947
Less: Valuation Allowance	(124,676)	(111,900)	(106,093)

	753	3,215	4,854

Noncurrent deferred tax liabilities:
Property and equipment	(579)	(2,346)	(3,290)
Intangible assets	(174)	(869)	(1,564)

Net deferred tax asset (liability)	$—	$—	$—

Generally accepted accounting principles require a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management has determined that a valuation allowance of approximately $124.7 million is necessary at December 31, 2004 to offset the net deferred tax asset.

At December 31, 2004, our net operating loss carryforward for federal income tax purposes is approximately $309.7 million, expiring in various amounts from 2018 through 2024. Utilization of our net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change rules as provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss being utilized.

17. COMMITMENTS AND CONTINGENCIES

We have disputed billings and access charges from certain inter-exchange carriers (“IXCs”) and incumbent local exchange carriers (“ILECs”). We contend that the invoicing and billings of these access charges are not in accordance with the interconnection, service level, or tariff agreements between us and certain IXCs and ILECs. We have not paid these disputed amounts and management believes that we will prevail in these disputes. At December 31, 2004, the total disputed amounts were approximately $19.6 million. We have accrued access charges we believe are probable of payment.

In August 2000, we entered into an agreement with a service firm to outsource customer provisioning and other ordering through electronic bonding with the incumbent local exchange carriers. In September 2002, we renegotiated this agreement, resulting in a lowering of our monthly minimum payments and an increase to the fees we pay on a per transaction basis. In October 2004, we renegotiated this agreement once again, resulting in an annual commitment, subject to certain adjustments, of approximately $2.75 million for the year ending December 31, 2005. We made payments under the agreement totaling $11.2 million, $11.8 million and $9.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. The minimum payments are required by us, regardless of our use of the services provided for in the contract. This contract provides, under certain circumstances, for early termination and severance fees for such action.

We currently have agreements with two long-distance carriers to provide transmission and termination services for all of our long distance traffic. These agreements generally provide for the resale of long distance services on a per-minute basis and contain minimum volume commitments. As a result of not fulfilling all of our volume commitments as outlined in one of these contracts we agreed to pay an increased per minute charge for minutes until the achievement of certain minimum minute requirements. Once we meet the new agreed upon minimum minutes we will revert to the terms of our original agreement. All other terms of the original agreement continue in full force.

In connection with certain of our wholesale services agreements, a portion of customers are provisioned using our company code. Therefore, we are the customer of record for the Regional Bell Operating Companies’ wholesale billing. It is very likely that the state commissions would require us to continue providing services to our wholesale customers for at least a 90-day period, regardless of whether our wholesale relationships continue.

We have agreed to certain service level agreements (“SLA“s) for providing service under our wholesale agreements. If we were to not fulfill the SLAs after the phase-in period there are certain remedies including but not limited to financial compensation. We have not had to pay or accrue any financial compensation as a result of any SLAs since our inception.

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

In August 2003, we accelerated the vesting of 122,223 stock options granted to an executive as part of his severance agreement. This acceleration resulted in the employee being fully vested in stock options with a strike price of $1.30 per share and was in-the-money trading at $2.02 per share as the time of acceleration. As a result of this transaction we recorded approximately $0.1 million in general and administrative expense.

In addition to the SipStorm promissory note mentioned in footnote 5 above, as of December 31, 2004 we have approximately $0.9 million of notes receivable from employees and former employees for various reasons. We have recorded these loans as a contra to our equity as the loans were for the purchase of stock. One is a note in the amount of approximately $0.8 million, due in June 2005, and the other is for approximately $0.1 million and is a demand note.

We paid interest on our related party term debt in the amounts of $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

19. EMPLOYEE BENEFIT PLAN

In 1999, we established a 401(k) plan covering defined employees who meet established eligibility requirements. Under the original plan provisions, we did not make matching contributions. Effective September 15, 2000, we merged the plans of Touch 1 and Trinsic and established a matching contribution for the 401(k) plan to 50% of participating contributions to a maximum matching amount of 5% of a participant’s compensation. As of July 2004, we discontinued our matching contribution. Our contributions were approximately $0.3 million, $0.5 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

20. STOCK-BASED COMPENSATION

Effective October 30, 1998, we adopted the 1998 Equity Participation Plan (“1998 Plan”), for the grant to eligible employees and eligible participants of options to purchase up to 252,200 shares of our common stock. During September and November 1999, the Board of Directors (the “Board”) increased the shares available for grant under the 1998 Plan to 1.2 million and 1.5 million shares, respectively. The 1998 Plan was terminated in 2000.

Effective April 20, 2000, we adopted the 2000 Equity Participation Plan (“2000 Plan”). This plan allows for the grant to eligible employees and eligible participants of options to purchase up to 400,000 shares of our common stock. Restricted stock, dividend equivalents, deferred stock and stock appreciation rights may be awarded in lieu of stock options. The 2000 Plan automatically increases the number of shares available for grant on the first day of each fiscal year beginning in 2001 equal to the lesser of (i) 600,000 shares, (ii) 6% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board.

Effective November 19, 2004, we adopted the 2004 Stock Incentive Plan (“2004 Plan”). This plan allows for the grant to eligible employees and eligible participants of options to purchase up to 4,808,153 shares of our common stock. Restricted stock, dividend equivalents, deferred stock and stock appreciation rights may be awarded in lieu of stock options.

Our plans are administered by a committee appointed by the Board, or by the Board. The Board or the appointed committee shall administer the 1998, 2000 and 2004 Plans, select the eligible employees and eligible participants to whom options will be granted, the price to be paid, the exercise period and the number of shares subject to any such options and interpret, construe and implement the provisions of the Plans.

Stock option grants approximate the fair market value at the date of grant. The vesting periods on these options range from immediately to four years and have a maximum contractual life of ten years.

Prior to the adoption of the 1998 Plan, the Board awarded options (the “Initial Plan”) for the right to purchase 773,760 shares of common stock at a weighted average option price per share of $14.15. The vesting periods on these options range from immediately to four years, and have a maximum contractual life of ten years.

A summary of the stock option activity for the years ended December 31, 2004, 2003 and 2002 is presented below.

			1998 Equity Participation
	Initial Plan		Plan		2000 Equity Participation Plan		Total
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price	Number of Shares	Price
Outstanding, December 31, 2001	548,724	$15.05	571,742	$67.90	1,056,343	$19.00	2,176,809	$30.85
Granted	—	—	—	—	674,095	6.45	674,095	6.45
Exercised	—	—	—	—	(4,072)	6.50	(4,072)	6.50
Forfeited	(3,519)	16.55	(96,169)	99.85	(248,426)	17.90	(348,114)	40.50

Outstanding, December 31, 2002	545,206	15.05	475,573	61.45	1,477,939	13.50	2,498,718	22.95
Granted	—	—	—	—	342,520	9.70	342,520	9.70
Exercised	—	—	—	—	(78,829)	6.60	(78,829)	6.60
Forfeited	—	—	(58,447)	16.05	(80,837)	61.55	(139,284)	43.35
Expired	(110,000)	18.20	—	—	—	—	(110,000)	18.20

Outstanding, December 31, 2003	435,206	14.25	417,125	67.80	1,660,794	10.50	2,513,125	20.70
Granted	—	—	—	—	453,665	13.60	453,665	13.60
Exercised	—	—	(440)	18.20	(73,256)	6.60	(73,696)	6.67
Forfeited	—	—	(308,444)	23.99	(342,470)	11.82	(650,914)	17.59
Expired	—	—	(220)	18.20	—	—	(220)	18.20

Outstanding, December 31, 2004	435,206		108,021		1,698,733		2,241,960

We did not grant any options to non-employees during 2004, 2003 or 2002.

The following table summarizes information about stock options outstanding at December 31, 2004:

			Weighted
			Average
	Number	Number	Exercisable
Exercise Price Range	Outstanding	Exercisable	Price

$ 0.00 - $ 5.00	27,816	23,266	$3.47
$ 5.01 - $ 10.00	1,139,778	945,258	$6.69
$10.01 - $ 15.00	504,550	90,614	$11.83
$15.01 - $ 20.00	171,744	205,086	$18.25
$25.01 - $ 30.00	56,274	58,005	$27.25
$30.01 - $ 35.00	52,980	52,980	$35.00
$35.01 - $ 40.00	31,591	31,591	$36.81
$40.01 - $ 45.00	1,690	1,690	$44.76
$45.01 - $ 50.00	13,250	13,250	$50.00
$55.01 - $ 60.00	8,880	8,880	$60.00
$60.01 - $ 65.00	145,688	145,688	$65.00
$65.01 - $ 70.00	5,000	5,000	$70.00
$70.01 - $ 75.00	21,300	21,300	$75.00
$90.01 - $ 95.00	6,000	6,000	$95.00
Greater than $100.00	55,420	55,420	$193.30

	2,241,960	1,664,027

21. COMPUTATION OF NET LOSS PER SHARE

Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Incremental shares of common stock equivalents are not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.

Net loss per share is calculated as follows:

	Year Ended December 31,
	2004	2003	2002
Basic and diluted net loss per share:
Net loss	$(33,613)	$(16,127)	$(19,555)
Less mandatorily redeemable convertible preferred stock dividends and accretion	(15,326)	(17,480)	(15,589)
Less preferred stock conversion loss	(57,584)	—	—
Less deemed dividend related to beneficial conversion feature	—	(186)	(186)

Net loss attributable to common stockholders	$(106,523)	$(33,793)	$(35,330)

Weighted average common shares outstanding	11,676,783	7,079,384	6,990,344

Basic and diluted net loss per share	$(9.12)	$(4.77)	$(5.05)

For each of the periods presented, basic and diluted net loss per share is the same. The following table includes potentially dilutive items that were not included in the computation of diluted net loss per share for all periods presented because to do so would be anti-dilutive in each case:

	Year Ended December 31,
	2004	2003	2002
Unexercised stock options	2,241,960	2,513,125	2,498,718
Unexercised warrants	1,078,781	2,130,554	2,088,666
Mandatorily redeemable preferred stock convertible into common shares	—	6,335,759	5,580,331

Total potentially dilutive shares of common stock equivalents	3,320,741	10,979,438	10,167,715

22. LEGAL AND REGULATORY PROCEEDINGS

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

The Amended Complaint is based on the allegations that our registration statement on Form S-1, filed with the Securities and Exchange Commission (“SEC”) in connection with the IPO, contained untrue statements of material fact and omitted to state facts necessary to make the statements made not misleading by failing to disclose that the underwriters allegedly had received additional, excessive and undisclosed commissions from, and allegedly had entered into unlawful tie-in and other arrangements with, certain customers to whom they allocated shares in the IPO. The plaintiffs in the Amended Complaint assert claims against us and the D&Os pursuant to Section 11 of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC there under. The plaintiffs in the Amended Complaint assert claims against the D&Os pursuant to Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the SEC there under. The plaintiffs seek an undisclosed amount of damages, as well as pre- judgment and post-judgment interest, costs and expenses, including attorneys’ fees, experts’ fees and other costs and disbursements. Initial discovery has begun. We believe we are entitled to indemnification from our Underwriters.

A settlement has been reached by the respective lawyers for plaintiffs, the issuers and insurers of the issuers. The principal terms of the proposed settlement are (i) a release of all claims against the issuers and their officers and directors, (ii) the assignment by the issuers to the plaintiffs of certain claims the issuers may have against the Underwriters and (iii) an undertaking by the insurers to ensure the plaintiffs receive not less than $1 billion in connection with claims against the Underwriters. Hence, under the terms of the proposed settlement our financial obligations will likely be covered by insurance. The court has given preliminary approval of the settlement subject to certain modifications. A revised settlement agreement has been submitted to the court. To be binding, the settlement must be executed by the parties and thereafter submitted to and approved by the court. The settlement will not be binding upon any plaintiffs electing to opt-out of the settlement.

On October 9, 2003, Trinsic Communications, Inc., our wholly-owned subsidiary corporation, formerly known as Z-Tel Communications, Inc., filed a lawsuit against SBC Communications, Inc. and several of its subsidiaries (collectively, “SBC”) in federal court in Texas, where both SBC and Trinsic do business. The lawsuit alleges SBC’s violation of the federal antitrust laws, the Racketeering Influenced Corrupt Organizations Act (RICO), the Lanham Act, and other federal and state laws. The complaint seeks damages and an injunction against SBC. On November 20, 2003, SBC filed a motion to dismiss the complaint. On August 6, 2004, the court denied in part, and granted in part, SBC’s motion to dismiss the complaint, allowing certain antitrust, RICO, and Lanham Act claims to proceed. On March 30, 2005, the lawsuit against SBC was settled and dismissed with prejudice. In conjunction with the settlement, our subsidiary Trinsic Communications, Inc. (formerly Z-Tel Communications, Inc.) will receive proceeds of $14 million and the parties have mutually resolved certain outstanding billing disputes. From our proceeds, we will be responsible for expenses and attorneys’ fees approximating $8 million. The resulting $6 million will be reflected as a gain in the 2005 statement of operations.

Susan Schad, on behalf of herself and all others similarly situated, filed a class action lawsuit against Trinsic Communications, Inc. (formerly known as Z-Tel Communications, Inc.), our wholly-owned subsidiary corporation, on May 13, 2004. The lawsuit alleges that our subsidiary has engaged in a pattern and practice of deceiving consumers into paying amounts in excess of their monthly rates by deceptively labeling certain line-item charges as government-mandated taxes or fees when in fact they were not. The complaint seeks to certify a class of plaintiffs consisting of all persons or entities who contracted with Trinsic for telecommunications services and were billed for particular taxes or regulatory fees. The complaint asserts a claim under the Illinois Consumer Fraud and Deceptive Businesses Practices Act and seeks unspecified damages, attorneys’ fees and court costs. On June 22, 2004, we filed a notice of removal in the state circuit court action, removing the case to the federal district court for the Northern District of Illinois, Eastern Division, C.A. No. 4 C 4187. On July 26, 2004, Plaintiff filed a motion to remand the case to the state circuit court. On January 12, 2005, the federal court granted the motion and remanded the case to the state court. Although we believe the plaintiff’s allegations are without merit and intend to defend the lawsuit vigorously, we cannot predict the outcome of this litigation or potential range of loss, if any.

On November 19, 2004, the landlord of our principal Tampa, Florida facility sued us seeking a declaration of its rights and obligations under the lease and damages for breach of contract. We assert that the landlord has failed to provide certain services in accordance with the lease, including maintenance of air conditioning and emergency electrical generating systems crucial to our operations. We have taken steps necessary to provide this maintenance and have offset the costs of these measures against the rent, which we believe we are entitled to do under the lease. Thus far we have withheld approximately $180,000. We also believe we are entitled to reimbursement from the landlord for approximately $23,000 in costs associated with improvements to the leased space.

On November 19, 2004, a provider of parking spaces for our Tampa facilities sued us for parking fees in excess of $334,300. Pursuant to our lease we are entitled to a number of free spaces and we are obligated to pay for additional usage of parking spaces. We believe the provider has substantially overstated our use of the spaces. We expect to resolve this dispute without additional expense beyond the amount accrued.

On December 15, 2004, the FCC ruled that incumbent local exchange carriers are no longer required to provide Trinsic and other competitive telephone companies access to unbundled analog switching – a key component of the Unbundled Network Element Platform combination of elements, or UNEP, which is how we provide services to the vast majority of our customers. This FCC Triennial Review Remand Order also limited our ability to access unbundled high-capacity loops and dedicated transport in many urban and suburban locations. This order will have a material adverse effect on our business.

23. SEGMENT REPORTING

We have two reportable operating segments: Retail Services and Wholesale Services.

The retail services segment includes our residential and business services that offer bundled local and long-distance telephone services in combination with enhanced communication features accessible, through the telephone, the Internet and certain personal digital assistants. We provide these in forty-nine states, but our customers are concentrated primarily in metropolitan areas in six states. This segment also includes our Touch 1 residential long-distance offering that is available nation-wide.

The wholesale services segment allows companies to offer telephone exchange and enhanced services to residential and small business customers. This service is currently available in 46 states and Sprint is our primary customer for this offering.

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

The following summarizes the financial information concerning our reportable segments for the years ended December 31, 2004, 2003 and 2002:

	December 31,
Retail Services	2004	2003	2002
Revenues	$171,024	$205,059	$208,280
Depreciation and amortization	$19,019	$20,956	$22,428
Segment results	$(25,816)	$(18,754)	$(9,914)
Capital expenditures	$9,510	$10,239	$6,657
Identifiable assets	$55,260	$69,325	$95,887

	December 31,
Wholesale Services	2004	2003	2002
Revenues	$80,453	$84,121	$30,774
Depreciation and amortization	$745	$2,493	$1,508
Segment results	$20,126	$24,717	$11,315
Capital expenditures	$—	$797	$8,536
Identifiable Assets	$6,076	$12,345	$8,797

The following table reconciles our segment information to the consolidated financial information for 2004, 2003 and 2002:

	December 31,
	2004	2003	2002
Revenues
Total segment revenues	$251,477	$289,180	$239,054
MCI bankruptcy revenue reversal	—	—	(657)

Total consolidated	$251,477	$289,180	$238,397

	December 31,
	2004	2003	2002
Segment results:
Total segment results	$(5,690)	$5,963	$1,401
Retroactive reduction to network access rate	—	2,500	8,981
MCI bankruptcy	—	—	(1,304)
Asset impairment charge	—	—	(1,129)
Wholesale development costs	—	—	(1,018)
Restructuring charge	(4,801)	—	(1,861)
Depreciation and amortization	(19,764)	(23,449)	(23,936)

Total consolidated operating loss	$(30,255)	$(14,986)	$(18,866)

24. SUBSEQUENT EVENTS

On February 14, 2005, we received an advance in the amount of $3.5 million from our standby credit facility. We also received additional advances of $2.5 million and $1.2 million on March 4, 2005 and March 24, 2005, respectively.

On March 30, 2005, the lawsuit against SBC was settled and dismissed with prejudice. In conjunction with the settlement, our subsidiary Trinsic Communications, Inc. (formerly Z-Tel Communications, Inc.) will receive proceeds of $14 million and the parties have mutually resolved certain outstanding billing disputes. From our proceeds, we will be responsible for expenses and attorneys’ fees approximating $8 million. The net $6 million will be reflected as income in the 2005 statement of operations.

By letter dated March 22, 2005, the Nasdaq Stock Market notified us that for the previous 30 business days the bid price of our stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4) and therefore we will be provided 180 calendar days, or until September 19, 2005, to regain compliance. If at anytime before September 19, 2005, the bid price of our stock closes at or above $1.00 per share for a minimum of 10 consecutive business days we will receive written notification of compliance with Marketplace Rule 4310(c)(4). Furthermore, if we cannot demonstrate compliance by September 19, 2005, but meet The Nasdaq SmallCap Market initial listing criteria, except the minimum bid price requirement, then Nasdaq will grant to us an additional 180 day compliance period. We have not at this time determined to take any action in response to this notice.

By letter dated April 4, 2005, the Nasdaq Stock Market notified us that we do not comply with MarketPlace Rule 4310(c)(2)(B) which requires us to have a minimum $2,500,000 in stockholder’s equity or $35 million market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. Consequently, the Nasdaq staff is reviewing our eligibility for continued listing on the Nasdaq SmallCap Market. We expect to present to the Nasdaq staff a plan to achieve and maintain compliance with all the Nasdaq SmallCap Market listing requirements. However, we have no expectation that such plan will in the staff’s view adequately address this situation.

On April 6, 2005 we initiated a reduction in force which terminated the employment of approximately 107 of our employees. We expect to incur a one-time charge of approximately $450,000 consisting primarily of post termination wages and salaries we intend to pay to those employees and the associated payroll taxes. Substantially all of those post termination wages will be paid within 30 days following the reduction in force.

SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Revenues	$68,467	$63,797	$60,912	$58,301
Operating loss	$(9,971)	$(9,464)	$(9,733)	$(1,087)
Net loss	$(10,384)	$(11,111)	$(10,342)	$(1,776)
Loss per share (1-2)	$(1.44)	$(1.52)	$(1.37)	$(0.07)
Weighted average shares outstanding (2)	7,213,381	7,321,741	7,530,046	24,416,355

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003
Revenues	$60,929	$71,046	$82,716	$74,489
Operating loss	$(3,280)	$(5,587)	$(2,069)	$(4,050)
Net loss	$(3,105)	$(6,008)	$(2,553)	$(4,461)
Loss per share (1-3)	$(0.44)	$(0.85)	$(0.36)	$(0.63)
Weighted average shares outstanding (2)	7,053,651	7,061,090	7,073,752	7,128,287

(1)	Earnings per share were calculated for each three-month period on a stand-alone basis.

(2)	Information for all periods presented has been restated for the one for five reverse stock split.

(3)	We recorded approximately $2.5 million as a result of retroactive rate reduction for the unbundled network elements in 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

We also maintain a system of internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our chief executive officer and our chief financial officer and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets and (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors.

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors, nominees for director and executive officers is in our 2005 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is included in our 2005 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is included in our 2005 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is included in our 2005 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is included in our 2005 Annual Meeting proxy statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The following financial statements of Trinsic, Inc. and the report thereon of PricewaterhouseCoopers LLP dated April 14, 2005 are filed as part of this report:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003, 2002

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Financial Statements

(a) 3. The following exhibits are filed as part of this report.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Trinsic, Inc. as amended.

3.2	Amended and Restated Bylaws of Trinsic, as amended. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed November 15, 2004.

4.1	Form of Common Stock Certificate.

4.2	See Exhibits 3.1 and 3.2 of this Form for provisions of the Amended and Restated Certificate of Incorporation, as amended, and our Bylaws, as amended, defining rights of security holders.

4.6	Form of Warrant for the purchase of shares of our common stock by each of the purchasers of our Series D Convertible Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

4.7	Stock and Warrant Purchase Agreement, dated October 19, 2000, by and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.9	Registration Rights Agreement between and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.10	Warrant issued to The 1818 Fund III, L.P. for the purchase of shares of our common stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.11	Certificate of Designation of Series F Junior Participating Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

4.12	Rights Agreement dated as of February 19, 2001 between Z-Tel Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent, as amended July 2, 2001 incorporated be reference to the correspondingly numbered exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2001

4.13	Amendment No. 1 to Rights Agreement dated as of November 19, 2004 between Z-Tel Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 to our registration statement on form 8-A/A filed on December 6, 2004.

4.14	Stock and Warrant Purchase Agreement, dated as of July 2, 2001, by and between us, D. Gregory Smith, and others. Incorporated by reference to Exhibit 1 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.15	Warrant for the Purchase of Shares of Common Stock of Trinsic, dated as of July 2, 2001. Incorporated by reference to Exhibit 2 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.16	Backup Purchase Agreement, dated as of July 2, 2001, by and among Z-Tel Communications, Inc., a Delaware corporation and our wholly owned subsidiary, Touch 1 Communications, Inc., an Alabama corporation and our wholly owned subsidiary, D. Gregory Smith and others. Incorporated by reference to Exhibit 4 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.17	Additional Investor Registration Rights Agreement, dated as of July 2, 2001, between Z-Tel, D. Gregory Smith and others. Incorporated by reference to Exhibit 5 to the Schedule 13D filed July 24, 2001 with respect to our common stock by, among other persons, D. Gregory Smith.

4.18	Voting Agreement, dated as of June 29, 2001, between us and certain of our stockholders. Incorporated by reference to Exhibit 5 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

10.1	Standby Credit Facility Agreement, dated August 24, 2004, by and among Trinsic, Inc. and The 1818 Fund III, L.P. Incorporated by reference to Form 8-K filed on August 26, 2004

10.2.1	1998 Equity Participation Plan. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

10.2.2	2000 Equity Participation Plan, as amended

10.2.3	2004 Stock Incentive Plan incorporated by reference to Annex G to our Definitive Proxy Statement filed November 1, 2004.

10.3	Loan and Security Agreement, dated April 22, 2004, by and between Textron

Financial Corporation and Z-Tel. Incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-3 (File No. 333-116747), originally filed June 22, 2004, as amended and as effective July 15, 2004.

10.4	Receivables Sales Agreement dated as of July 27, 2000 by and between Z-Tel Communications, Inc., as seller and subservicer, Touch 1 Communications, Inc., as seller and subservicer, and RFC Capital Corporation, as purchaser. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000, with an amendment extending the agreement until July 27, 2004.

10.5	Form of Indemnification Agreement for our executive officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.6	Employment Agreement of Horace J. Trey Davis III, dated August 14, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 17, 2004. By amendment dated October 5, 2004, the annual salary was increased to $300,000. The amendment is incorporated by reference to Exhibit 99.1 to Form 8-K filed October 12, 2004.

10.7	Modification and Termination Agreement dated January 27, 2005 with Textron Financial Corporation modifying our Loan and Security Agreement dated April 22, 2004. Incorporated by reference to Exhibit 10.4 to Form 8-K filed February 2, 2005.

10.8	Asset Sale and Purchase Agreement dated September 29, 2004, between and among SipStorm, Inc. and us. Incorporated by reference to Exhibit 99.1 to October 6, 2004.

10.11	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. to William F. Corman (First Revocable Trust). Incorporated by reference to the correspondingly numbered exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.12	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. to James F. Corman. Incorporated by reference to the correspondingly numbered exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.13	Agreement for Resale of Local Wireline Telecommunications Services and Provision of Ancillary Services, dated February 4, 2003, between Z-Tel Communications, Inc. and Sprint Communications L.P. Incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the year ended December 31, 2003, filed March 30, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment

10.14	Receivables Sales Agreement, dated as of March 28, 2005, by and between Trinsic Communications, Inc. and Touch 1 Communications, Inc., collectively as Seller and Subservicer, and Thermo Credit, LLC, as Purchaser and Master Servicer. Incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 5, 2005.

21.	List of Subsidiaries

23.	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 15th day of April 2005.

TRINSIC, INC.

By:	/s/ Horace J. Davis, III

Horace J. Davis, III
Acting Chief Executive Officer and Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Horace J. Davis, III		April 15, 2005
Horace J. Davis, III	Acting Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Andrew C. Cowen		April 15, 2005
Andrew C. Cowen	Director

/s/ Richard F. LaRoche, Jr.		April 15, 2005
Richard F. LaRoche, Jr.	Director

/s/ Lawrence C. Tucker		April 15, 2005
Lawrence C. Tucker	Director

/s/ W. Andrew Krusen, Jr.		April 15, 2004
W. Andrew Krusen, Jr.	Director

/s/ Roy Neel		April 15, 2005
Roy Neel	Director

/s/ Raymond L. Golden		April 15, 2005
Raymond L. Golden	Director

A signed original of this report has been provided to Trinsic, Inc. and will be retained by the Trinsic, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.