Form 10-Q
period 2005-03-31
Trinsic, Inc.
filed 2005-05-16
CIK 1096509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE THREE MONTHS ENDED MARCH 31, 2005

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

Yes ☐ No ☑

The number of shares of the Registrant’s Common Stock outstanding as of May 13, 2005 was approximately 55,184,402.

TRINSIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$5,122	$1,363
Accounts receivable, net of allowance for doubtful accounts of $12,661 and $10,967	34,941	27,242
Prepaid expenses and other current assets	1,299	836

Total current assets	41,362	29,441

Property and equipment, net	25,339	27,829
Intangible assets, net	—	457
Other assets	5,354	3,609

Total assets	$72,055	$61,336

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$54,888	$55,605
Deferred revenue	7,096	6,264
Current portion of long-term debt and capital lease obligations	14,338	7,536
Asset based loan	13,880	12,934

Total current liabilities	90,202	82,339

Long-term deferred revenue	18	46
Long-term debt and capital lease obligations	18	33

Total liabilities	90,238	82,418

Commitments and contingencies (Notes 7 and 10)

Stockholders’ deficit:
Common stock, $0.01 par value; 150,000,000 shares authorized; 55,253,612 shares issued; 55,185,302 shares outstanding	552	553
Notes receivable from stockholders	(1,269)	(3,685)
Unearned stock compensation	(376)	(466)
Additional paid-in capital	392,440	392,488
Accumulated deficit	(409,452)	(409,894)
Treasury stock, 68,310 shares at cost	(78)	(78)

Total stockholders’ deficit	(18,183)	(21,082)

Total liabilities and stockholders’ deficit	$72,055	$61,336

The accompanying notes are an integral part of these consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	For the Three Months Ended
	March 31,
	2005	2004
Revenues	$57,131	$68,467

Operating expenses:
Network operations, exclusive of depreciation and amortization shown below	29,833	34,034
Sales and marketing	5,220	5,077
General and administrative	22,508	34,001
Depreciation and amortization	4,179	5,311

Total operating expenses	61,740	78,423

Operating loss	(4,609)	(9,956)

Nonoperating income (expense):
Interest and other income	6,804	842
Interest and other expense	(1,753)	(1,270)

Total nonoperating income (expense)	5,051	(428)

Net income (loss)	442	(10,384)

Less mandatorily redeemable convertible preferred stock dividends and accretion	—	(4,365)
Less deemed dividend related to beneficial conversion feature	—	(46)

Net income (loss) attributable to common stockholders	$442	$(14,795)

Net income (loss) per share:
Basic	$0.01	$(2.05)

Diluted	$0.01	$(2.05)

Weighted average shares outstanding:
Basic	55,185,302	7,213,318

Diluted	58,133,478	7,213,318

The accompanying notes are an integral part of these consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$442	$(10,384)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,179	5,311
Provision for bad debts	4,377	1,644
Expense charged for granting of stock options	41	—
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9,660)	4,355
(Increase) decrease in prepaid expenses	(463)	3,267
(Increase) decrease in other assets	(1,745)	71
Increase (decrease) in accounts payable and accrued liabilities	(717)	1,458
Increase (decrease) in deferred revenue	804	(2,537)

Total adjustments	(3,184)	13,569

Net cash provided by (used in) operating activities	(2,742)	3,185

Cash flows from investing activities:
Purchases of property and equipment	(1,232)	(2,409)
Principal repayments received on notes receivable	—	40

Net cash used in investing activities	(1,232)	(2,369)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(376)	(1,541)
Principal repayments received on notes receivable issued for stock	—	191
Payment of preferred stock dividends	—	(3)
Proceeds from asset based loan	946	—
Proceeds from stand by credit facility	7,163	—
Proceeds from exercise of stock options and warrants	—	386

Net cash provided by (used in) financing activities	7,733	(967)

Net increase (decrease) in cash and cash equivalents	3,759	(151)
Cash and cash equivalents, beginning of period	1,363	12,013

Cash and cash equivalents, end of period	$5,122	$11,862

The accompanying notes are an integral part of these consolidated financial statements

TRINSIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(ALL TABLES ARE IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)

1. NATURE OF BUSINESS

DESCRIPTION OF BUSINESS

Trinsic, Inc. and subsidiaries (“we” or “us”) is an emerging provider of advanced, integrated telecommunications services targeted to residential and business subscribers. We provide local and long distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet and certain personal digital assistants. We provide these services in forty-nine states, but our customers are primarily concentrated in six states. We recently began providing services utilizing Internet protocol, often referred to as "IP telephony," "voice over Internet protocol" or "VolP." We also provide long-distance telecommunications services to customers on a nationwide basis.

We introduced our services on a wholesale basis during the first quarter of 2002. This provides other companies with the opportunity to provide local, long-distance and enhanced telephone service to their own residential and business end user customers on a private label basis by utilizing our telephone exchange services, enhanced services platform, infrastructure and back-office operations.

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

We have a limited operating history and our operations are subject to material risks and uncertainties, particularly related to the evolution of the regulatory environment, which impacts our access to and cost of the network elements that we utilize to provide services to our customers.

We have incurred significant losses since our inception as a result of developing our business, performing ongoing research and development, building and maintaining our network infrastructure and technology, the sale and promotion of our services, and ongoing administrative expenditures. As of March 31, 2005, we had an accumulated deficit of approximately $409.5 million and $5.1 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, various working capital facilities, our standby credit facility and an initial public offering.

For the three months ended March 31, 2005, net cash used in operating activities was $2.7 million as compared to net cash provided by operating activities of $3.2 million in the prior year period. The decrease is largely due to the increase in our accounts receivable balance.

In April 2004, the company secured an asset based loan facility with Textron Financial Corporation (“Textron”), which provided up to $25 million to fund operations. We utilized $13.9 million as of March 31, 2005, which was approximately the maximum loan availability at that time. Effective January 27, 2005, we entered into a Modification and Termination Agreement with Textron. Among other things the Modification and Termination Agreement provided that Textron would forbear from exercising default rights and remedies until May 31, 2005, would waive the early termination fee and modify the annual facility fee. We agreed to pay a modification fee of $150,000.

On April 4, 2005, we entered into an accounts receivable financing agreement with Thermo Credit, LLC (“Thermo”). The agreement provides for the sale of up to $22 million of our accounts receivable on a continuous basis to Thermo, subject to selection criteria as defined in the contract. We plan to use this facility to fully replace our credit facility with Textron. Expected proceeds from this facility will approximate the year end Textron loan balance. On May 6, 2005, we used proceeds from this accounts receivable financing facility to pay off our loan balance with Textron.

By letter dated May 6, 2005, the Nasdaq Stock Market has notified us that the market value of our common stock remains below the minimum of $35 million required by Marketplace Rule 4310(c)(2)(B)(ii) and accordingly our shares will be delisted from the Nasdaq SmallCap Market at the opening of business on May 17, 2005. We have appealed the decision. The appeal will stay the delisting pending a hearing before a hearing panel. At the hearing we will be required to provide a definitive plan for regaining compliance. We have no definitive plan at this time.

Our net cash used in investing activities decreased by $1.2 million to $1.2 million for the three months ended March 31, 2005, compared to $2.4 million the prior year period. The reduction was attributable to the purchasing of less property and equipment during the first quarter of 2005 as compared to the first quarter of 2004.

For the three months ended March 31, 2005, net cash provided by financing activities was $7.7 million as compared to net cash used in financing activities of $1.0 million for the prior year period. This change is primarily the result of funds drawn on our standby credit facility. As discussed in Note 4, as of May 9, 2005, the standby credit facility is fully drawn.

Management closely monitors liquidity and updates its forecast regularly. While the current regulatory climate makes the cash forecast very difficult to predict, the most recent forecast for the remainder of 2005 reflects positive cash flow from operations before interest charges. There can be no assurance that the forecasted cash flow will occur.

The company’s inability to operate profitably and to consistently generate cash flows from operations, its reliance therefore on external funding either from loans or equity raise substantial doubt about the company’s ability to continue as a going concern.

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and are in the form prescribed by the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. The interim unaudited financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2004, included in our Annual Report on Form 10-K filed with the SEC on April 15, 2005. In the opinion of management, all adjustments considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

RECLASSIFICATION

Certain amounts in the consolidated statements of operations for the three months ended March 31, 2004 have been reclassified to conform to the presentation for the three months ended March 31, 2005.

3. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

(a) Significant Accounting Policies

Our significant accounting policies are included in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

Effective January 1, 2005, we have deferred the fee charged to us by the Independent Local Exchange Carriers (“ILECs”) in the activation of our business VoIP customers. This fee and any acquisition revenue received from the customers are being deferred and amortized over the life of each customer’s signed contract At March 31, 2005, unamortized deferred set up fees amounted to $0.5 million.

(b) Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not anticipate that the implementation of FIN 47 will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations.

SFAS No. 123R was originally required to be adopted beginning no later than the third quarter of 2005. However, in April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R. Accordingly, we are required to adopt SFAS No. 123R no later than January 1, 2006. We are currently assessing the timing and impact of adopting SFAS No. 123R.

4. STANDBY CREDIT FACILITY AND ACCOUNTS RECEIVABLE AGREEMENT

During the first quarter of 2005, we received advances of $3.5 million, $2.5 million and $1.2 million on February 14, 2005, March 4, 2005 and March 24, 2005, respectively, from our standby credit facility with The 1818 Fund III, LP. We also received an additional advance of $1.3 million on May 9, 2005. As a result of the advance received on May 9, 2005, the standby credit facility is fully drawn.

On April 4, 2005, we entered into an accounts receivable financing agreement with Thermo Credit, LLC (“Thermo”) to replace our Textron credit facility. The agreement provides for the sale of up to $22 million of our accounts receivable on a continuous basis to Thermo, subject to selection criteria as defined in the contract. The discount rate is 2.5%. Purchase of the receivables is at the option of Thermo. On May 6, 2005, we used proceeds from this accounts receivable financing facility to pay off our loan balance with Textron.

5. RESTRUCTURING CHARGES

The following table shows the restructuring charges and related accruals recognized under the restructuring plans described in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004 and the effect on our consolidated financial position:

	Employee	Lease	Lease
	Termination	Settlement	Abandonment	Asset
	Benefits	Costs	Costs	Retirement	Total

Balance at January 1, 2002	$—	$—	$—	$—	$—
Plan Charges	913	325	623	—	1,861
Cash paid	(913)	(325)	(72)	—	(1,310)

Balance at December 31, 2002	—	—	551	—	551
Cash paid	—	—	(200)	—	(200)

Balance at December 31, 2003	—	—	351	—	351
Plan Charges	4,527	—	234	40	4,801
Cash paid	(3,646)	—	(262)	—	(3,908)
Asset disposal	—	—	—	(40)	(40)
Converted to note payable	—	—	(40)	—	(40)
Lease termination settlement reversal	—	—	(210)	—	(210)

Balance at December 31, 2004	881	—	73	—	954
Cash paid	(455)	—	(73)	—	(528)

Balance at March 31, 2005	$426	$—	$—	$—	$426

6. STOCK BASED COMPENSATION

For employee stock options, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” requiring entities to recognize as an expense, over the vesting period, the fair value of the options or utilize the accounting for employee stock options used under APB 25. We apply the provisions of APB 25 and consequently recognize compensation expense over the vesting period for grants made to employees and directors only if, on the measurement date, the market price of the underlying stock exceeds the exercise price. We provide the pro forma net income and earnings per share disclosures as required under SFAS No. 123 for grants made as if the fair value method defined in SFAS No. 123 had been applied. We recognize expense over the vesting period of the grants made to non-employees utilizing the Black-Scholes stock valuation model to calculate the value of the option on the measurement date.

The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS 123, Accounting for Stock-Based Compensation,” the effect on net income (loss) and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	For the three months ended
	March 31,
	2005	2004
Net income (loss) attributable to common stockholders, as reported	$442	$(14,795)
Add:Stock based compensation included in net income (loss)	41	—
Deduct: Total stock based employee compensation determined under the fair value based method for all awards	(642)	(756)

Net loss attributable to common stockholders, pro forma	$(159)	$(15,551)

Basic Net Income (Loss) per Share
As reported	$0.01	$(2.05)
Pro forma	$(0.00)	$(2.16)

Diluted Net Income (Loss) per Share
As reported	$0.01	$(2.05)
Pro forma	$(0.00)	$(2.16)

We calculated the fair value of each grant on the date of grant using the Black-Scholes option pricing model. In addition to there being no payments of dividends on our common stock, the following assumptions were used for each respective period:

	For the three months ended
	March 31,
	2005	2004
Discount Rate	N/A	2.8%
Volatility	N/A	97.2%
Average Option Expected Life	5 years	5 years

There were no stock option grants in the first quarter of 2005, so the discount rate and volatility are shown as “Not Applicable.” Incremental shares of common stock equivalents are not included in the calculation of net loss per share for the quarter ended March 31, 2004 as the inclusion of such equivalents would be anti-dilutive.

7. COMMITMENTS AND CONTINGENCIES

We have disputed billings and access charges from certain inter-exchange carriers (“IXCs”) and incumbent local exchange carriers (“ILECs”). We contend that the invoicing and billings of these access charges are not in accordance with the interconnection, service level, or tariff agreements between us and certain IXCs and ILECs. We have not paid these disputed amounts and management believes that we will prevail in these disputes. At March 31, 2005, the total disputed amounts were approximately $16.9 million. We have accrued for the access charges that we believe, in our judgment, are valid or that may be deemed valid.

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

On April 15, 2005, Trinsic entered into a Wholesale Advantage Services Agreement with Verizon Services Company on behalf of Verizon’s Incumbent Local Exchange Carriers (Verizon ILECs). The Wholesale Advantage Services Agreement will act as a replacement for Trinsic’s existing Interconnection Agreements for the provision of UNE-P services in Verizon service areas. As long as Trinsic meets certain volume commitments, Verizon will continue to provide a UNE-P “like” service at gradually increasing rates for a five year period.

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

We have agreed to certain service level agreements (“SLA”s) for providing service under our wholesale agreements. If we were to not fulfill the SLAs after the phase-in period there are certain remedies including but not limited to financial compensation. We have not had to pay or accrue any financial compensation as a result of any SLAs since our inception.

8. RELATED PARTY TRANSACTIONS

We paid interest on our related party debt in the amount of $0.2 million for the quarter ended March 31, 2005. No related party interest was paid during the quarter ended March 31, 2004.

On September 29, 2004, we signed an agreement with SipStorm, Inc., a company owned by two of our shareholders and former officers of our company; we transferred selected computer hardware, software and intellectual property rights to SipStorm. Relative to the purchase, SipStorm assumed responsibility for certain accounts payable, future maintenance payments and provided a promissory note in the amount of $2.8 million. The promissory note is collateralized by shares of our common stock owned by the directors of SipStorm. We have reserved $2.5 million of the note as of March 31, 2005 to reflect its estimated realizable value.

9. COMPUTATION OF NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Incremental shares of common stock equivalents are not included in the calculation of diluted net loss per share for the quarter ended March 31, 2004 as the inclusion of such equivalents would be anti-dilutive.

Net income (loss) per share is calculated as follows:

	Three Months Ended March 31,
	2005	2004
Basic and diluted net income (loss) per share:
Net income (loss)	$442	$(10,384)
Less mandatorily redeemable convertible preferred stock dividends and accretion	—	(4,365)
Less deemed dividend related to beneficial conversion feature	—	(46)

Net income (loss) attributable to common stockholders	$442	$(14,795)

Net income (loss) per share:
Basic	$0.01	$(2.05)

Diluted	$0.01	$(2.05)

Weighted average shares outstanding:
Basic	55,185,302	7,213,318

Diluted	58,133,478	7,213,318

For the three months ended March 31, 2004, basic and diluted net loss per share are the same. The following table includes potentially dilutive items that were not included in the computation of diluted net loss per share for the three months ended March 31, 2004 because to do so would be anti-dilutive. The items shown for the three months ended March 31, 2005 were included in the computation of diluted net income per share:

	Three Months Ended March 31,
	2005	2004
Unexercised stock options	1,869,395	2,711,459
Unexercised warrants	1,078,781	2,137,477
Mandatorily redeemable preferred stock convertible into common shares	—	6,457,464

Total potentially dilutive shares of common stock equivalents	2,948,176	11,306,400

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

On October 9, 2003, Trinsic Communications, Inc., our wholly-owned subsidiary corporation, formerly known as Z-Tel Communications, Inc., filed a lawsuit against SBC Communications, Inc. and several of its subsidiaries (collectively, “SBC”) in federal court in Texas, where both SBC and Trinsic do business. The lawsuit alleges SBC’s violation of the federal antitrust laws, the Racketeering Influenced Corrupt Organizations Act (RICO), the Lanham Act, and other federal and state laws. The complaint sought damages and an injunction against SBC. On March 30, 2005, the lawsuit against SBC was settled and dismissed with prejudice. In conjunction with the settlement, our subsidiary Trinsic Communications, Inc. (formerly Z-Tel Communications, Inc.) received proceeds of $14 million and the parties mutually resolved certain outstanding billing disputes. From our proceeds, we will be responsible for expenses and attorneys’ fees approximating $8 million. The net $6 million is included in interest and other income in this report.

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

On November 19, 2004, the landlord of our principal Tampa, Florida facility sued us a seeking a declaration of its rights and obligations under the lease and damages for breach of contract. We assert that the landlord has failed to provide certain services in accordance with the lease, including maintenance of air conditioning and emergency electrical generating systems crucial to our operations. We have taken steps necessary to provide this maintenance and have offset the costs of these measures against the rent, which we believe we are entitled to do under the lease. Thus far we have withheld approximately $180,000. We also believe we are entitled to reimbursement from the landlord for approximately $23,000 in costs associated with improvements to the leased space.

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

The retail services segment includes our residential and business services that offer bundled local and long-distance telephone services in combination with enhanced communication features accessible, through the telephone, the Internet and certain personal digital assistants. We provide these services in forty-nine states, but our customers are concentrated primarily in metropolitan areas within six states. This segment also includes our Touch 1 residential long-distance offering that is available on a nation wide basis.

The wholesale services segment allows companies to offer telephone exchange and enhanced services on a private label basis to residential and small business customers. Sprint is our primary customer within this segment of our business.

Management evaluates the performance of each business unit based on segment results, after making adjustments for unusual items. Special items are transactions or events that are included in our reported consolidated results but are excluded from segment results due to their nonrecurring or non-operational nature. It is also important to understand when viewing our segment results that we only record direct expenses in our wholesale services and therefore, all employee benefits, occupancy, insurance, and other indirect or overhead related expenses are reflected in the retail services segment.

The following summarizes the financial information concerning our reportable segments for the three months ended March 31, 2005 and 2004:

	March 31,
	2005	2004
Retail Services
Revenues	$44,025	$45,304
Depreciation and amortization	$4,143	$4,673
Segment results	$(4,255)	$(9,271)
Capital expenditures	$1,232	$2,380
Identifiable assets	$64,388	$66,406

	March 31,
	2005	2004
Wholesale Services
Revenues	$13,107	$23,163
Depreciation and amortization	$36	$638
Segment results	$3,826	$4,626
Capital expenditures	$—	$29
Identifiable Assets	$7,667	$10,617

The following table reconciles our segment information to the consolidated financial information for the three months ended March 31, 2005 and 2004:

	March 31,
	2005	2004
Segment results:
Total segment results	$(430)	$(4,645)
Depreciation and amortization	(4,179)	(5,311)

Total consolidated operating loss	$(4,609)	$(9,956)

12. SUBSEQUENT EVENTS

On April 6, 2005 we initiated a reduction in force which terminated the employment of approximately 107 of our employees. We expect to incur a one-time charge during April of approximately $450,000 consisting primarily of post termination wages and salaries we intend to pay to those employees and the associated payroll taxes. Substantially all of those post termination wages will be paid within 30 days following the reduction in force.

On April 15, 2005, we executed a commercial services agreement with Verizon, to be effective May 1, 2005, whereby we can and intend to sell UNE-P like services within the Verizon service area. This agreement provides for our existing and future UNE-P subscriber lines. This agreement requires that we maintain certain minimum volume levels over the life of the agreement. The agreement is for a term of five years.

Trident Marketing International, Inc. performed telemarketing services for us. On April 28, 2005, they sued us claiming we owe them compensation of approximately $836,458, plus additional damages of $865,448 relating to early termination of their services. We intend to assert certain counterclaims against Trident. Included in accruals is $836,458 as of March 31, 2005, which we believe is our minimum liability.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion together with the “Selected Consolidated Financial Data,” financial statements and related notes included in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Item 1. Business,” as well as “Cautionary Statements Regarding Forward-Looking Statements,” and “Risks Related to our Financial Condition and our Business” included in our Form 10-K filed with the Securities and Exchange Commission on April 15, 2005, and other factors relating to our business and us that are not historical facts. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, uncertainty of customer demand, rapid expansion, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, success and profitability of our wholesale services, dependence on key personnel, uncertainty of government regulation, legal and regulatory uncertainties, access to capital markets, and competition. We disclaim any obligation to update information contained in any forward-looking statement.

OVERVIEW

We are an emerging provider of advanced, integrated telecommunications services targeted to residential and business customers. We offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone or the Internet. These features include Personal Voice Assistant (“PVA”), “Find-Me,” “Notify-Me,” caller identification, call waiting and speed dialing. PVA allows users to store contacts in a virtual address book and then access and utilize that information by voice from any telephone. PVA users can also send voice e-mails. We have successfully deployed Cisco soft switches in the Tampa and New York City markets and intend on targeting multi-line business customers with our converged IP telephony services. We also intend on using these soft switches to serve consumers as we continue to deploy broadband loop concentrators into central offices. In addition to providing our services on a retail basis, we are providing these services on a wholesale basis. Our wholesale services provide other companies the ability to utilize our telephone exchange services, enhanced services platform, infrastructure and back-office operations to provide services to retail and business customers on a private label basis. For management purposes, we are organized into two reportable operating segments: retail services and wholesale services. The nature of our business is rapidly evolving, and we have a limited operating history.

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

RESULTS OF OPERATIONS

The following discussion of results of operations is by business segment. Management evaluates the performance of each business unit based on segment results, after making adjustments for unusual items. Unusual items are transactions or events that are included in our reported consolidated results, but are excluded from segment results due to their non-recurring or non-operational nature. See our segment footnote to our consolidated financial statements for a reconciliation of segmented results to the consolidated financial information.

Revenues

	For the three months
	ended March 31,		Percentage of Revenues
	2005	2004	2005	2004
Total revenues by segment (in millions)

Retail Segment	$44.0	$45.3	77.1%	66.1%
Wholesale segment	13.1	23.2	22.9%	33.9%

Total Revenues	$57.1	$68.5	100.0%	100.0%

Two significant drivers impact our revenues: number of lines in service and average (monthly) revenue per unit (“ARPU”). The more significant driver impacting our changes in revenue is the number of lines in service. The table below provides a detail break-down of our lines:

	Average lines in service		Ending lines in service
	for the three months ended		as of
	March 31,		March 31,
Type of Service	2005	2004	2005	2004
Bundled residential services	190,997	197,338	182,548	189,918
Bundled business services	47,453	27,093	47,378	32,593
1+ long distance services	37,916	68,221	39,539	62,022
Wholesale services	278,467	318,277	254,086	339,729
VoIP	2,483	—	3,959	—

Total lines under management	557,316	610,929	527,510	624,262

ARPU provides us with a business measure as to the average monthly revenue generation attributable to each line in service, by business segment. ARPU is calculated by taking total revenues over a period divided by the number of months in the period to calculate the average revenue per month and this total is divided by the average lines in service during the period. We use this measure when analyzing our retail services businesses, but not when assessing our wholesale services business for the reasons summarized earlier within this section. The following table provides a detail of our ARPU:

	For the three months
	ended March 31,
	2005	2004
Average revenue per unit in service

Bundled residential services	$68.57	$67.49
Bundled business services	$37.03	$40.11
1+ long distance services	$11.73	$10.22

During the remainder of 2005 we expect to generate moderate consumer line growth, focused in the Northeast. We still anticipate that our consumer base will account for the largest portion of our overall revenue stream and our operating cash flow over the full year. We will also continue to focus on building our IP Telephony business customer base largely focused on the New York Metro and Tampa metropolitan market areas as liquidity allows. Our VoIP offerings may provide additional revenues, but will not contribute meaningfully to positive operations or be of a significant nature until at least 2006. Additionally we will continue to deploy facilities aimed at serving the consumer market segment as resources permit and look to migrate customers to our own network at a moderate pace.

Retail Segment

	For the three months
	ended March 31,		Percentage of Revenues
	2005	2004	2005	2004
Retail segment revenues by type (in millions)

Bundled residential services	$37.4	$40.0	84.9%	88.2%
Bundled business services	5.2	3.3	11.8%	7.2%
1+ long-distance services	1.4	2.1	3.3%	4.6%

Total Revenues	$44.0	$45.3	100.0%	100.0%

•	During 2005, the decrease in retail revenue of $1.3 million as compared to 2004, was primarily the result of the decline in residential UNE-P lines and 1+ long distance lines as well as a decline in access fee revenue (charges that we bill to other carriers for carrying their traffic to our customers). These decreases were partially mitigated by increases in bundled business revenue which was directly attributable to line growth.

Wholesale Segment

	For the three months
	ended March 31,		Percentage of Revenues
	2005	2004	2005	2004
Wholesale segment revenues by type (in millions)

Sprint	$13.1	$23.0	100.0%	99.0%
MCI	—	0.1	0.0%	0.6%
Other	—	0.1	0.0%	0.4%

Total Revenues	$13.1	$23.2	100.0%	100.0%

•	Sprint lines have decreased significantly from March 31, 2004 to 2005, resulting in a decline in wholesale revenue.

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

We intend to migrate the portion of the lines that we serve on a wholesale basis off of our own ILEC service arrangement with Verizon within a reasonable period of time. For the portion that we serve we will experience a decline in reported revenue, although this one event should have no material impact on our operating earnings.

Network Operations

Our network operations expense primarily consists of fixed and variable transmission expenses for the leasing of the UNE-P components from the ILECs, domestic and international charges from service level agreements with IXCs, and the USF and certain other regulatory charges to be consistent with industry practice. The following table shows the break-down by segment of network operations expense:

	For the three months		Percentage of
	ended March 31,		Segment Revenues
	2005	2004	2005	2004
Network operations expense, exclusive of depreciation and amortization expense, by segment (in millions)

Retail Segment	$22.9	$22.6	52.1%	49.9%
Wholesale Segment	6.9	11.4	52.7%	49.2%

Total Network Operations Expense	$29.8	$34.0	52.2%	49.7%

     The following table shows the break-down by type of network operations expense:

	For the three months		Percentage of
	ended March 31,		Network Operations
	2005	2004	2005	2004
Network operations expense, exclusive of depreciation and amortization, by type (in millions)

Bundled residential services	$19.1	$20.5	64.0%	60.2%
Bundled business services	3.6	1.7	12.0%	5.0%
1+ long distance services	0.2	0.4	0.8%	1.2%
Wholesale services	6.9	11.4	23.1%	33.6%

Total	$29.8	$34.0	100%	100%

•	During 2005, network operations expense decreased as compared to 2004 for residential, 1+ long distance services and wholesale services primarily because lines in service have also decreased. Network operations expense increased for bundled business services in 2005 as compared to 2004 due to the line growth experienced.

We also analyze the average expense per unit (“AEPU”) for network operations, similar to the ARPU calculation for revenues. AEPU is calculated by taking total network operations expense over a period divided by the number of months in the period to calculate the average expense per month and this total is divided by the average lines in service during the period. The following details AEPU for network operations expense.

	For the three months
	ended March 31,
	2005	2004
Average network operations expense per unit

Bundled residential services	$33.35	$34.63
Bundled business services	$25.16	$20.92
1+ long distance services	$2.15	$1.99

Fluctuations in AEPU are the net result of four offsetting factors: (1) increased usage as a result of our customers choosing our unlimited product which generally results in increased domestic long-distance charges; (2) changes in per line costs as our customer base continues to become more geographically diverse resulting in some changes to the average cost experienced as a result of having more lines in higher or lower priced UNE-P states and zones; (3) our auditing and analysis of network operations and improving the synchronization of our billing systems to help reduce network costs on a per unit basis; and (4) changes in ILEC rates.

We expect network operations expense to increase during the remainder of 2005 due to rate increases that are associated with the FCC’s recent UNE-P ruling and due to the agreed upon rates contained within the commercial services agreements that we have with Qwest and Verizon as well as any other rate increases that we may incur by entering into any additional interconnection agreements with other ILECs. We also expect our network operations expense to increase as a result of the associated fixed cost structure that we will incur related to our VoIP offering.

Effective January 1, 2005, we have deferred the fee charged to us by the Independent Local Exchange Carriers (“ILECs”) in the activation of our business VoIP customers. This fee and any acquisition revenue received from the customers are being deferred and amortized over the life of each customer’s signed contract At March 31, 2005, unamortized deferred set up fees amounted to $0.5 million.

Retail Segment

The following table provides a detail of network operations expense as a percentage of revenues by the respective revenue types. This table excludes an analysis of the wholesale services business segment because management does not evaluate this measure, given that network expenses related to wholesale services are intended to be zero-margin direct cost pass-through in nature.

	For the three months
	ended March 31,
	2005	2004
Network operations expense as a percentage of revenues

Bundled residential services	51.1%	51.3
Bundled business services	68.7%	52.2%
1+ long distance services	16.9%	19.5%

•	In the first quarter of 2005, network operations expense related to bundled residential services and 1+ long distance services decreased as a percentage of revenues primarily as a result of continued geographical dispersion of customers to less expensive pricing zones and states and our auditing and analysis of network operations. Network operations expense related to bundled business services as a percentage of revenues increased due to increased usage, increased ILEC rates and changes in geographic distribution of our customer base.

Wholesale Segment

•	Network operations expense from the wholesale segment decreased by $4.5 million for the three months ended March 31, 2005 as compared to the same period in 2004. Sprint elected to become the customer of record for billing purposes from the ILECs for a significant portion of their total wholesale lines in service. This caused a decrease in network operations expense which was further reduced by the drop in wholesale lines in service for the three months ended March 31, 2005 as compared to the same period in 2004.

Sales and Marketing

The sales and marketing expense primarily consists of telemarketing, direct mail, brand awareness advertising and independent sales representative commissions and salaries and benefits paid to employees engaged in sales and marketing activities. The following table shows the break-down by segment of sales and marketing expense:

	For the three months		Percentage of
	ended March 31,		Segment Revenues
	2005	2004	2005	2004
Sales & marketing expense by segment (in millions)

Retail Segment	$5.2	$5.0	11.9%	11.1%
Wholesale segment	—	0.1	0.0%	0.3%

Total Sales & Marketing Expense	$5.2	$5.1	9.1%	7.4%

Retail Segment

•	The increase in sales and marketing expense during 2005 as compared to 2004 was primarily due to the additional sales teams we added to begin selling our new VoIP products. This increase was largely offset by significant decreases in advertising expense, marketing expense and commissions paid to independent sales representatives.

•	At the end of 2004, we hired additional sales and marketing personnel which increased sales and marketing expense by $0.8 million for the three months ended March 31, 2005 as compared to 2004. This increase was mostly offset by decreases in advertising expense, marketing expense and commissions paid to independent sales representatives.

Wholesale Segment

We are not actively seeking any new wholesale relationships at this time, therefore we are not currently expending any effort.

General and Administrative

General and administrative expense primarily consists of employee salaries and benefits, outsourced services, bad debt expense, billing and collection costs, occupancy costs, legal and provisioning costs. The following table shows the break-down by segment of general and administrative expense:

	For the three months		Percentage of
	ended March 31,		Segment Revenues
	2005	2004	2005	2004
General & administrative expense by segment (in millions)

Retail Segment	$20.1	$27.0	45.7%	59.6%
Wholesale segment	2.4	7.0	18.2%	30.1%

Total General & Administrative Expense	$22.5	$34.0	39.4%	49.6%

•	The decrease of $11.5 million in general and administrative expenses in the first quarter of 2005 as compared to the same period in 2004 is explained by decreases in payroll and payroll related expenses, contract development, legal expenses, billing, collections, professional and consulting fees, tax and licenses expenses and incorrect dispatch expenses.

We have improved our operating costs and overall operations, which has contributed to improved per line administrative cost factors. We anticipate general and administrative expenditures will decrease in total into the future as management continues to rationalize operating costs. However, this will be offset to some extent by our expected increase in VoIP during 2005. We will continue to evaluate our operations for efficiencies and our employee staffing requirements as they relate to increased efficiencies or needs to expand or outsource services. We expect to see continued improvements to the reductions of general and administrative expense as a percentage of total reported revenue in 2005 relative to 2004.

Retail Segment

•	General and administrative expense decreased $6.9 million for the quarter ended March 31, 2005 as compared to the prior year period. The largest decreases occurred in payroll and payroll related expenses, incorrect dispatch expenses, legal expenses, billing expenses and contract development expenses.

•	These decreases were slightly offset by an increase in bad debt expense due to the $2.5 million reserve that we booked against the SipStorm note, as mentioned in footnote 8 in the Notes to Consolidated Financial Statements “Related Party Transactions.”

Included in the retail services general and administrative expense are all employee benefits expenses, occupancy, insurance, and other indirect or overhead-related expenses as only direct costs are recorded within our wholesale services business segment.

Wholesale Segment

•	The decrease in general and administrative expense for the quarter ended March 31, 2005 as compared to the same period in 2004 is a direct result of decreased wholesale lines in service. The expense line items that decreased most significantly are payroll and payroll related expenses, billing expenses, incorrect dispatch expenses and outsourced collection expenses.

We expect to steadily decrease headcount related to supporting the subscriber lines of our existing wholesale customers. We may transfer existing employees from our wholesale services business to our retail services unit. We have not recorded any bad debt expense for our wholesale services and have not had any material write-offs of receivables. We will continue to monitor our wholesale services and determine the appropriate bad debt methodology based on each individual wholesale contract, but we do not expect any material changes to our current approach.

Depreciation and Amortization

•	Depreciation and amortization expense decreased $1.1 million for the quarter ended March 31, 2005 as compared to the prior year period. The decrease was the result of decreased capital spending, asset disposals and an increase in the number of assets which became fully depreciated during 2004.

Interest and Other Income

•	Interest and other income primarily consists of interest charged to our bundled residential and business customers for not paying their bills on time and income from interest earned on our cash balances.

•	During the quarter ended March 31, 2005, interest and other income also includes $6 million of lawsuit proceeds from our settlement with SBC. (See footnote 10 in the Notes to Consolidated Financial Statements “Legal and Regulatory Proceedings.”)

Interest and Other Expense

Interest and other expense includes late fees for vendor payments, interest related to the asset based loan with Textron and our standby credit facility, capital leases and our other debt obligations.

•	The increase in interest and other expense during the quarter ended March 31, 2005 as compared to 2004 was primarily attributable to the interest we incurred on our asset based loan with Textron and our standby credit facility, as well as an increase in late fees for vendor payments.

Net Income (Loss) Attributable to Common Stockholders

•	Net income (loss) attributable to common stockholders increased by $15.2 million during the three months ended March 31, 2005 as compared to 2004. In addition to the increases in our operating income and legal settlement discussed above, an additional $4.4 million was attributable to the preferred stock conversion that occurred at the end of 2004.

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

We have a limited operating history and our operations are subject to material risks and uncertainties, particularly related to the evolution of the regulatory environment, which impacts our access to and cost of the network elements that we utilize to provide services to our customers.

We have incurred significant losses since our inception as a result of developing our business, performing ongoing research and development, building and maintaining our network infrastructure and technology, the sale and promotion of our services, and ongoing administrative expenditures. As of March 31, 2005, we had an accumulated deficit of approximately $409.5 million and $5.1 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, various working capital facilities, our standby credit facility and an initial public offering.

For the three months ended March 31, 2005, net cash used in operating activities was $2.7 million as compared to net cash provided by operating activities of $3.2 million in the prior year period. The decrease is largely due to the increase in our accounts receivable balance.

In April 2004, the company secured an asset based loan facility with Textron Financial Corporation (“Textron”), which provided up to $25 million to fund operations. We utilized $13.9 million as of March 31, 2005, which was approximately the maximum loan availability at that time. Effective January 27, 2005, we entered into a Modification and Termination Agreement with Textron. Among other things the Modification and Termination Agreement provided that Textron would forbear from exercising default rights and remedies until May 31, 2005, would waive the early termination fee and modify the annual facility fee. We agreed to pay a modification fee of $150,000.

On April 4, 2005, we entered into an accounts receivable financing agreement with Thermo Credit, LLC (“Thermo”). The agreement provides for the sale of up to $22 million of our accounts receivable on a continuous basis to Thermo, subject to selection criteria as defined in the contract. We plan to use this facility to fully replace our credit facility with Textron. Expected proceeds from this facility will approximate the year end Textron loan balance. On May 6, 2005, we used proceeds from this accounts receivable financing facility to pay off our loan balance with Textron.

By letter dated May 6, 2005, the Nasdaq Stock Market has notified us that the market value of our common stock remains below the minimum of $35 million required by Marketplace Rule 4310(c)(2)(B)(ii) and accordingly our shares will be delisted from the Nasdaq SmallCap Market at the opening of business on May 17, 2005. We have appealed the decision. The appeal will stay the delisting pending a hearing before a hearing panel. At the hearing we will be required to provide a definitive plan for regaining compliance. We have no definitive plan at this time.

Our net cash used in investing activities decreased by $1.2 million to $1.2 million for the three months ended March 31, 2005, compared to $2.4 million the prior year period. The reduction was attributable to the purchasing of less property and equipment during the first quarter of 2005 as compared to the first quarter of 2004.

For the three months ended March 31, 2005, net cash provided by financing activities was $7.7 million as compared to net cash used in financing activities of $1.0 million for the prior year period. This change is primarily the result of funds drawn on our standby credit facility.

Management closely monitors liquidity and updates its forecast regularly. While the current regulatory climate makes the cash forecast very difficult to predict, the most recent forecast for the remainder of 2005 reflects positive cash flow from operations before interest charges. There can be no assurance that the forecasted cash flow will occur.

The company’s inability to operate profitably and to consistently generate cash flows from operations, its reliance therefore on external funding either from loans or equity raise substantial doubt about the company’s ability to continue as a going concern.

CASH MANAGEMENT

Merit increases are scheduled for the 2nd quarter of 2005. Certain employees will be granted restricted stock in lieu of payroll increases.

DEBT INSTRUMENTS

AR Financing

On April 4, 2005, we entered into an accounts receivable financing agreement with Thermo Credit, LLC (“Thermo”) to replace our Textron credit facility. The agreement provides for the sale of up to $22 million of our accounts receivable on a continuous basis to Thermo, subject to selection criteria as defined in the contract. The discount rate is 2.5%. Purchase of the receivables is at the option of Thermo. On May 6, 2005, we used proceeds from this accounts receivable financing facility to pay off our loan balance with Textron.

ILEC, IXC AND RELATED DISPUTED CHARGES

Since our existence we have disputed and continue to dispute significant charges from the various ILECs, IXCs, and certain other carriers providing us services. We have a policy of treating all charges that we believe are without merit, but are still being presented on a bill to us as disputes, regardless of the age of the dispute. We believe that the majority of these disputes have significant merit; however, we accrue the amount of the charges we believe represent valid charges against us. Our outstanding disputes at March 31, 2005 totaled $16.9 million and are best summarized in the following table:

Outstanding Disputes
at March 31, 2005
(in millions)
Alternatively billed services	$5.9
Late fees for non-payment of disputed charges	4.9
Billing errors	4.3
All others	1.8

$16.9

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

We believe that we have adequately accrued for our disputes and we believe our maximum exposure for these charges is $16.9 million. However, we do not believe that these charges are valid and intend to continue our dispute and non-payment of these charges.

RELATED PARTY TRANSACTIONS

We paid interest on our related party debt in the amount of $0.2 million for the quarter ended March 31, 2005. No related party interest was paid during the quarter ended March 31, 2004.

On September 29, 2004, we signed an agreement with SipStorm, Inc., a company owned by two of our shareholders and former officers of our company; we transferred selected computer hardware, software and intellectual property rights to SipStorm. Relative to the purchase, SipStorm assumed responsibility for certain accounts payable, future maintenance payments and provided a promissory note in the amount of $2.8 million. The promissory note is collateralized by shares of our common stock owned by the directors of SipStorm. We have reserved $2.5 million of the note as of March 31, 2005 to reflect its estimated realizable value.

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

On October 9, 2003, Trinsic Communications, Inc., our wholly-owned subsidiary corporation, formerly known as Z-Tel Communications, Inc., filed a lawsuit against SBC Communications, Inc. and several of its subsidiaries (collectively, “SBC”) in federal court in Texas, where both SBC and Trinsic do business. The lawsuit alleges SBC’s violation of the federal antitrust laws, the Racketeering Influenced Corrupt Organizations Act (RICO), the Lanham Act, and other federal and state laws. The complaint sought damages and an injunction against SBC. On March 30, 2005, the lawsuit against SBC was settled and dismissed with prejudice. In conjunction with the settlement, our subsidiary Trinsic Communications, Inc. (formerly Z-Tel Communications, Inc.) received proceeds of $14 million and the parties mutually resolved certain outstanding billing disputes. From our proceeds, we will be responsible for expenses and attorneys’ fees approximating $8 million. The net $6 million is included in interest and other income in this report.

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

On November 19, 2004, the landlord of our principal Tampa, Florida facility sued us a seeking a declaration of its rights and obligations under the lease and damages for breach of contract. We assert that the landlord has failed to provide certain services in accordance with the lease, including maintenance of air conditioning and emergency electrical generating systems crucial to our operations. We have taken steps necessary to provide this maintenance and have offset the costs of these measures against the rent, which we believe we are entitled to do under the lease. Thus far we have withheld approximately $180,000. We also believe we are entitled to reimbursement from the landlord for approximately $23,000 in costs associated with improvements to the leased space.

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

6.	Case. No. 05-3845, Trinsic Marketing International, Inc. v. Trinsic Communications, Inc., In the Circuit Court in and for Hillsborough County, Florida, Civil Division, Division K, filed April 28, 2005

Trident Marketing International, Inc. performed telemarketing services for us. On April 28, 2005, they sued us claiming we owe them compensation of approximately $836,458, plus additional damages of $865,448 relating to early termination of their services. Included in accruals is $836,458 as of March 31, 2005, which we believe is our minimum liability.

ITEM 6. EXHIBITS

     (a) The following exhibits are filed as part of this report:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Trinsic, Inc. as amended. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 filed April 15, 2005.

3.2	Amended and Restated Bylaws of Trinsic, as amended. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed November 15, 2004.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 filed April 15, 2005.

4.2	See Exhibits 3.1 and 3.2 of this Form for provisions of the Amended and Restated Certificate of Incorporation, as amended, and our Bylaws, as amended, defining rights of security holders.

4.6	Form of Warrant for the purchase of shares of our common stock by each of the purchasers of our Series D Convertible Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

4.7	Stock and Warrant Purchase Agreement, dated October 19, 2000, by and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.9	Registration Rights Agreement between and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.10	Warrant issued to The 1818 Fund III, L.P. for the purchase of shares of our common stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.11	Certificate of Designation of Series F Junior Participating Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

4.12	Rights Agreement dated as of February 19, 2001 between Z-Tel Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent, as amended July 2, 2001 incorporated be reference to the correspondingly numbered exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2001

4.13	Amendment No. 1 to Rights Agreement dated as of November 19, 2004 between Z-Tel Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent, incorporated by reference to Exhibit 4.1 to our registration statement on form 8-A/A filed on December 6, 2004.

4.14	Stock and Warrant Purchase Agreement, dated as of July 2, 2001, by and between us, D. Gregory Smith, and others. Incorporated by reference to Exhibit 1 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.15	Warrant for the Purchase of Shares of Common Stock of Trinsic, dated as of July 2, 2001. Incorporated by reference to Exhibit 2 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.16	Backup Purchase Agreement, dated as of July 2, 2001, by and among Z-Tel

EXHIBIT
NUMBER	DESCRIPTION
4.16	Communications, Inc., a Delaware corporation and our wholly owned subsidiary, Touch 1 Communications, Inc., an Alabama corporation and our wholly owned subsidiary, D. Gregory Smith and others. Incorporated by reference to Exhibit 4 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.17	Additional Investor Registration Rights Agreement, dated as of July 2, 2001, between Z-Tel, D. Gregory Smith and others. Incorporated by reference to Exhibit 5 to the Schedule 13D filed July 24, 2001 with respect to our common stock by, among other persons, D. Gregory Smith.

4.18	Voting Agreement, dated as of June 29, 2001, between us and certain of our stockholders. Incorporated by reference to Exhibit 5 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

10.1	Standby Credit Facility Agreement, dated August 24, 2004, by and among Trinsic, Inc. and The 1818 Fund III, L.P. Incorporated by reference to Form 8-K filed on August 26, 2004

10.2.1	1998 Equity Participation Plan. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

10.2.2	2000 Equity Participation Plan, as amended. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 filed April 15, 2005.

10.2.3	2004 Stock Incentive Plan. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed May 8, 2005.

10.3	Loan and Security Agreement, dated April 22, 2004, by and between Textron Financial Corporation and Z-Tel. Incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-3 (File No. 333-116747), originally filed June 22, 2004, as amended and as effective July 15, 2004.

10.4	Receivables Sales Agreement dated as of July 27, 2000 by and between Z-Tel Communications, Inc., as seller and subservicer, Touch 1 Communications, Inc., as seller and subservicer, and RFC Capital Corporation, as purchaser. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10- Q for the quarter ended June 30, 2000, filed on August 14, 2000, with an amendment extending the agreement until July 27, 2004.

10.5	Form of Indemnification Agreement for our executive officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.6	Employment Agreement of Horace J. Trey Davis III, dated August 14, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 17, 2004. By amendment dated October 5, 2004, the annual salary was increased to $300,000. The amendment is incorporated by reference to Exhibit 99.1 to Form 8-K filed October 12, 2004.

10.7	Modification and Termination Agreement dated January 27, 2005 with Textron Financial Corporation modifying our Loan and Security Agreement dated April 22, 2004. Incorporated by reference to Exhibit 10.4 to Form 8-K filed February 2, 2005.

10.8	Asset Sale and Purchase Agreement dated September 29, 2004, between and among Sipstorm, Inc. and us. Incorporated by reference to Exhibit 99.1 to October 6, 2004.

10.11	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. to

EXHIBIT
NUMBER	DESCRIPTION
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 16th day of April 2005.

TRINSIC, INC.

By:	/s/ Horace J. Davis, III
Horace J. Davis, III
Acting Chief Executive Officer and Chief Financial Officer

A signed original of this report has been provided to Trinsic, Inc. and will be retained by the Trinsic, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.