Form 10-Q
period 2005-06-30
Trinsic, Inc.
filed 2005-08-15
CIK 1096509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
The number of shares of the Registrant’s Common Stock outstanding as of August 12, 2005 was approximately 55,905,602.

PART I

Item 1. Financial Statements
Consolidated Balance Sheets at June 30, 2005 (unaudited) and December 31, 2004	3
Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2005 and 2004	4
Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2005 and 2004	5
Notes to Unaudited Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	23

PART II

Item 1. Legal Proceedings	23
Signatures	27
Ex-10.1.2 Amendment to Credit Facility
Ex-10.1.3 Amended Promissory Note
Ex-31.1 Section 302 CEO Certification
Ex-31.2 Section 302 CFO Certification
Ex-32.1 Section 906 CEO Certification
Ex-32.2 Section 906 CFO Certification

TRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	(Unaudited)	(Audited)
	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$536	$1,363
Accounts receivable, net of allowance for doubtful accounts of $9,214 and $10,967	25,936	27,242
Prepaid expenses and other current assets	2,856	836

Total current assets	29,328	29,441

Property and equipment, net	22,411	27,829
Intangible assets, net	—	457
Other assets	4,238	3,609

Total assets	$55,977	$61,336

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$49,879	$55,605
Deferred revenue	6,536	6,264
Current portion of long-term debt and capital lease obligations	20,501	7,536
Asset based loan	—	12,934

Total current liabilities	76,916	82,339

Long-term deferred revenue	18	46
Long-term debt and capital lease obligations	34	33

Total liabilities	76,968	82,418

Commitments and contingencies (Notes 7 and 10)

Stockholders’ deficit:
Common stock, $0.01 par value; 150,000,000 shares authorized; 55,973,912 and 55,253,612 shares issued; 55,905,602 and 55,185,302 shares outstanding	552	553
Notes receivable from stockholders	(870)	(3,685)
Unearned stock compensation	(314)	(466)
Additional paid-in capital	392,430	392,488
Accumulated deficit	(412,711)	(409,894)
Treasury stock, 68,310 shares at cost	(78)	(78)

Total stockholders’ deficit	(20,991)	(21,082)

Total liabilities and stockholders’ deficit	$55,977	$61,336

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$50,797	$63,797	$107,928	$132,264

Operating expenses:
Network operations, exclusive of depreciation and amortization shown below	26,999	31,232	56,833	65,266
Sales and marketing	3,692	4,937	8,911	10,014
General and administrative	18,574	31,125	41,084	65,125
Restructuring charge	451	807	451	807
Depreciation and amortization	2,955	5,109	7,134	10,420

Total operating expenses	52,671	73,210	114,413	151,632

Operating loss	(1,874)	(9,413)	(6,485)	(19,368)

Nonoperating income (expense):
Interest and other income	490	440	7,293	1,282
Interest and other expense	(1,873)	(2,138)	(3,626)	(3,408)

Total nonoperating income (expense)	(1,383)	(1,698)	3,667	(2,126)

Net loss	(3,257)	(11,111)	(2,818)	(21,494)

Less mandatorily redeemable convertible preferred stock dividends and accretion	—	(3,626)	—	(7,991)
Less deemed dividend related to beneficial conversion feature	—	(47)	—	(93)

Net loss attributable to common stockholders	$(3,257)	$(14,784)	$(2,818)	$(29,578)

Weighted average common shares outstanding	55,335,635	7,321,741	55,260,884	7,267,561

Basic and diluted net loss per common share	$(0.06)	$(2.02)	$(0.05)	$(4.07)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,818)	$(21,494)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,134	10,420
Provision for bad debts	6,384	3,017
Expense charged for granting of stock options	93	888
Change in operating assets and liabilities:
Increase in accounts receivable	(2,513)	(7,089)
(Increase) decrease in prepaid expenses	(2,020)	2,860
(Increase) decrease in other assets	(628)	551
Increase (decrease) in accounts payable and accrued liabilities	(5,352)	4,515
Increase (decrease) in deferred revenue	244	(2,851)

Total adjustments	3,342	12,311

Net cash provided by (used in) operating activities	524	(9,183)

Cash flows from investing activities:
Purchases of property and equipment	(1,633)	(4,732)
Principal repayments received on notes receivable	—	40

Net cash used in investing activities	(1,633)	(4,692)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(534)	(3,248)
Principal repayments received on notes receivable issued for stock	250	191
Payment of preferred stock dividends	—	(3)
Proceeds from (payoff of) asset based loan	(12,934)	12,619
Proceeds from stand by credit facility	13,500	—
Proceeds from exercise of stock options and warrants	—	499

Net cash provided by financing activities	282	10,058

Net decrease in cash and cash equivalents	(827)	(3,817)
Cash and cash equivalents, beginning of period	1,363	12,013

Cash and cash equivalents, end of period	$536	$8,196

The accompanying notes are an integral part of these unaudited consolidated financial statements

TRINSIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(ALL TABLES ARE IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
1. NATURE OF BUSINESS
DESCRIPTION OF BUSINESS
Trinsic, Inc. and subsidiaries (“we” or “us”) is an emerging provider of advanced, integrated telecommunications services targeted to residential and business subscribers. We provide local and long distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet and certain personal digital assistants. We provide these services in forty-nine states, but our customers are primarily concentrated in six states. We recently began providing services utilizing Internet protocol, often referred to as “IP telephony,” “voice over Internet protocol” or “VoIP.” We provide long-distance telecommunications services nationwide.
We introduced our services on a wholesale basis during the first quarter of 2002. This provides other companies with the opportunity to provide local, long-distance and enhanced telephone service to their own residential and business end user customers on a private label basis by utilizing our telephone exchange services, enhanced services platform, infrastructure and back-office operations.
LIQUIDITY AND CAPITAL RESOURCES
The accompanying unaudited consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business is dependent on, among other things, the company’s ability to operate profitably, to generate cash flow from operations and to obtain funding adequate to fund its business.
We have a limited operating history and our operations are subject to material risks and uncertainties, particularly related to the evolution of the regulatory environment, which impacts our access to and cost of the network elements that we utilize to provide services to our customers.
We have incurred significant losses since our inception as a result of developing our business, performing ongoing research and development, building and maintaining our network infrastructure and technology, the sale and promotion of our services, and ongoing administrative expenditures. As of June 30, 2005, we had an accumulated deficit of approximately $412.7 million and $0.5 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, various working capital facilities, our standby credit facility and an initial public offering.
The company’s inability to operate profitably and to consistently generate cash flows from operations, its reliance therefore on external funding either from loans or equity raise substantial doubt about the company’s ability to continue as a going concern.
For the six months ended June 30, 2005, net cash provided by operating activities was $0.5 million as compared to $9.2 million used in operating activities in the prior year period.
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
By letter dated May 6, 2005, the Nasdaq Stock Market notified us that the market value of our common stock remained below the minimum of $35 million required by Marketplace Rule 4310(c)(2)(B)(ii) and accordingly our shares would be delisted from the Nasdaq SmallCap Market at the opening of business on May 17, 2005. We appealed the decision and presented a definitive plan for regaining compliance to a hearing panel. A Nasdaq Listing Qualifications Hearing Panel granted the company a temporary exception from these requirements subject to the following conditions:
(1) The company’s Form 10-Q for the quarter ended June 30, 2005 must evidence pro forma stockholders’ equity of at least $2,500,000 at June 30, 2005.

(2) The company’s Form 10-Q for the quarter ended September 30, 2005 must report actual stockholders’ equity at September 30, 2005 of at least $2,500,000.
(3) On or before September 30, 2005, the company must evidence a closing bid price of at least $1.00 per share and immediately thereafter a closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days.
If we meet the terms of the exception, our shares will continue to be listed on The Nasdaq SmallCap Market. Commencing Friday, July 28, 2005 and for the duration of the exception, the trading symbol for our shares will be “TRINC.” The “C” will be removed from the symbol upon confirmation of the company’s compliance with the terms of the exception and all other criteria for continued listing.
Our net cash used in investing activities decreased by $3.1 million to $1.6 million for the six months ended June 30, 2005, compared to $4.7 million the prior year period. The reduction was attributable to the purchasing of less property and equipment during the six months ended June 30, 2005 as compared to the same period in the prior year.
For the six months ended June 30, 2005, net cash provided by financing activities was $0.3 million as compared to $10.1 million for the prior year period. This change is the result of using proceeds from our accounts receivable financing facility to payoff our asset based loan with Textron.
2. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and are in the form prescribed by the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. The interim unaudited financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2004, included in our Annual Report on Form 10-K filed with the SEC on April 15, 2005. In the opinion of management, all adjustments considered necessary for a fair statement have been included. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
RECLASSIFICATION
Certain amounts in the consolidated statements of operations for the three and six months ended June 30, 2004 have been reclassified to conform to the presentation for the three and six months ended June 30, 2005.
3. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
(a) Significant Accounting Policies
Our significant accounting policies are included in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.
Effective January 1, 2005, we have deferred the fee charged to us by the Incumbent Local Exchange Carriers (“ILECs”) in the activation of our business VoIP customers. This fee and any acquisition revenue received from the customers are being deferred and amortized over the life of each customer’s signed contract At June 30, 2005, unamortized deferred set up fees amounted to $0.6 million.
(b) Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections,” which is effective beginning on January 1, 2006. SFAS No. 154 requires that all voluntary changes in accounting principles are retrospectively applied to prior financial statements as if that principle had always been used, unless it is impracticable to do so. When it is impracticable to calculate the effects on all prior periods, SFAS No. 154 requires that the new principle be applied to the earliest period practicable. The adoption of SFAS No. 154 is not anticipated to have a material effect on our financial position or results of operations.
In March 2005, the FASB issued Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not anticipate that the implementation of FIN 47 will have a material impact on our financial position, results of operations or cash flows.

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
SFAS No. 123R was originally required to be adopted beginning no later than the third quarter of 2005. However, in April 2005, the Securities and Exchange Commission announced the adoption of a new staff accounting bulletin that amends the compliance dates for SFAS No. 123R. Accordingly, we are required to adopt SFAS No. 123R no later than January 1, 2006. We are currently assessing the timing and impact of adopting SFAS No. 123R.
4. STANDBY CREDIT FACILITY AND ACCOUNTS RECEIVABLE AGREEMENT
During the first quarter of 2005, we received advances of $3.5 million, $2.5 million and $1.2 million on February 14, 2005, March 4, 2005 and March 24, 2005, respectively, from our standby credit facility with The 1818 Fund III, LP. During the second quarter of 2005, we received advances of $1.3 million, $2.5 million and $2.5 million on May 9, 2005, May 24, 2005 and June 10, 2005, respectively.
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
5. RESTRUCTURING CHARGES
On April 6, 2005, we initiated a reduction in force which terminated the employment of approximately 107 of our employees. We incurred a one-time charge during April of approximately $450,000 consisting primarily of post termination wages, salaries and the associated payroll taxes, net of vacation expense already accrued for these employees. Substantially all of these post termination wages were paid within 30 days following the reduction in force.
The following table shows the restructuring charges and related accruals recognized under the restructuring plans described above and in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004 and the effect on our consolidated financial position:

	Employee	Lease
	Termination	Abandonment	Asset
	Benefits	Costs	Retirement	Total

Balance at December 31, 2002	$—	$551	$—	$551
Cash paid	—	(200)	—	(200)

Balance at December 31, 2003	—	351	—	351
Plan Charges	4,527	234	40	4,801
Cash paid	(3,646)	(262)	—	(3,908)
Asset disposal	—	—	(40)	(40)
Converted to note payable	—	(40)	—	(40)
Lease termination settlement reversal	—	(210)	—	(210)

Balance at December 31, 2004	881	73	—	954
Plan Charges	451	—	—	451
Vacation Accrual	91	—	—	91
Cash paid	(1,062)	(73)	—	(1,135)

Balance at June 30, 2005	$361	$—	$—	$361

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(3,257)	$(14,784)	$(2,818)	$(29,578)
Add: Stock based compensation included in net loss	52	888	93	888
Deduct: Total stock based employee compensation determined under the fair value based method for all awards	(637)	(1,043)	(1,279)	(1,799)

Net loss attributable to common stockholders, pro forma	$(3,842)	$(14,939)	$(4,004)	$(30,489)

Basic and Diluted Net Loss per Common Share
As reported	$(0.06)	$(2.02)	$(0.05)	$(4.07)
Pro forma	$(0.07)	$(2.04)	$(0.07)	$(4.20)
We calculated the fair value of each grant on the date of grant using the Black-Scholes option pricing model. In addition to there being no payments of dividends on our common stock, the following assumptions were used for each respective period:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Discount Rate	4.3%	3.4%	4.3%	3.1%
Volatility	102.7%	98.4%	102.7%	100.1%
Average Option Expected Life	5 years	5 years	5 years	5 years
There were no stock option grants in the first three months of 2005, so the discount rate and volatility are the same for the three month period and the six month period. Incremental shares of common stock equivalents are not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.
7. COMMITMENTS AND CONTINGENCIES
We have disputed billings and access charges from certain inter-exchange carriers (“IXCs”) and incumbent local exchange carriers (“ILECs”). We contend that the invoicing and billings of these access charges are not in accordance with the interconnection, service level, or tariff agreements between us and certain IXCs and ILECs. We have not paid these disputed amounts and management believes that we will prevail in these disputes. At June 30, 2005, the total disputed amounts were approximately $17.8 million. We have accrued for $9.3 million, which represents the access charges that we believe are valid or that may be deemed valid.
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
On April 15, 2005, Trinsic entered into a Wholesale Advantage Services Agreement with Verizon Services Company on behalf of Verizon’s Incumbent Local Exchange Carriers (Verizon ILECs). The Wholesale Advantage Services Agreement will act as a replacement for Trinsic’s existing Interconnection Agreements for the provision of UNE-P services in Verizon service areas. As long as Trinsic meets certain volume commitments, Verizon will continue to provide a UNE-P “like” service at gradually increasing rates for a five year period. The contract contains a take-or-pay clause that is applicable for every month starting in May 2005. The calculation is based on a snapshot of lines we had in service as of March 31, 2005 — the baseline volume. If Trinsic is unable to replace lines generated by normal churn, these take-or-pay clause may become effective and significantly raise our cost in the Verizon footprint.

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
8. RELATED PARTY TRANSACTIONS
On September 29, 2004, we signed an agreement with SipStorm, Inc., a company owned by two of our shareholders and former officers of our company to transfer selected computer hardware, software and intellectual property rights to SipStorm. Relative to the purchase, SipStorm assumed responsibility for certain accounts payable, future maintenance payments and provided a promissory note in the amount of $2.8 million. The promissory note was settled for $250,000 during the second quarter of 2005. The note was collateralized by shares of our common stock owned by the directors of SipStorm and $250,000 reflected its estimated realizable value at the time of the settlement. In anticipation of the settlement, $2.5 million in bad debt expense was booked during the first quarter of 2005.
9. COMPUTATION OF NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Incremental shares of common stock equivalents are not included in the calculation of diluted net loss per share as the inclusion of such equivalents would be anti-dilutive.
Net loss per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic and diluted net loss per share:
Net loss	$(3,257)	$(11,111)	$(2,818)	$(21,494)
Less mandatorily redeemable convertible preferred stock dividends and accretion	—	(3,626)	—	(7,991)
Less deemed dividend related to beneficial conversion feature	—	(47)	—	(93)

Net loss attributable to common stockholders	$(3,257)	$(14,784)	$(2,818)	$(29,578)

Weighted average common shares outstanding	55,335,635	7,321,741	55,260,884	7,267,561

Basic and diluted net loss per share	$(0.06)	$(2.02)	$(0.05)	$(4.07)

Basic and diluted net loss per share are the same for each of the periods presented. The following table includes potentially dilutive items that were not included in the computation of diluted net loss per share for all periods presented because to do so would be anti-dilutive in each case:

	Six Months Ended June 30,
	2005	2004

Unexercised stock options	1,209,081	2,843,917
Unexercised warrants	1,078,781	2,168,298
Mandatorily redeemable preferred stock convertible into common shares	—	7,140,562

Total potentially dilutive shares of common stock equivalents	2,287,862	12,152,777
		~~~~~~[a]
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
Trident Marketing International, Inc. performed telemarketing services for us. On April 28, 2005, they sued us claiming we owed them compensation of approximately $836,458, plus additional damages of $865,448 relating to early termination of their services. We settled this dispute on June 14, 2005. Among other things, we agreed to pay a total of $500,000 over a three-month period. As of June 30, 2005, we had an accrual balance of $225,000, which represents the remaining unpaid settlement amount. In addition we will continue to pay to Trident residual compensation for accounts previously generated by Trident.
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
The wholesale services segment allows companies to offer telephone exchange and enhanced services on a private label basis to residential and small business customers. Sprint is our sole customer within this segment of our business.
Management evaluates the performance of each business unit based on segment results, after making adjustments for unusual items. Special items are transactions or events that are included in our reported consolidated results but are excluded from segment results due to their nonrecurring or non-operational nature. It is also important to understand when viewing our segment results that we only record direct expenses in our wholesale services and, therefore, all employee benefits, occupancy, insurance, and other indirect or overhead related expenses are reflected in the retail services segment.
The following summarizes the financial information concerning our reportable segments for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Retail Services
Revenues	$40,308	$42,814	$84,333	$88,118
Depreciation and amortization	$2,907	$5,073	$7,050	$9,750
Segment results	$(1,913)	$(8,805)	$(6,170)	$(18,135)
Capital expenditures	$401	$2,311	$1,633	$4,691
Identifiable assets			$50,315	$67,344

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Wholesale Services
Revenues	$10,489	$20,983	$23,595	$44,146
Depreciation and amortization	$48	$36	$84	$670
Segment results	$2,993	$4,501	$6,819	$9,187
Capital expenditures	$—	$12	$—	$41
Identifiable Assets			$5,662	$13,225
The following table reconciles our segment information to the consolidated financial information for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Segment results:
Total segment results	$1,081	$(4,304)	$649	$(8,948)
Depreciation and amortization	(2,955)	(5,109)	(7,134)	(10,420)

Total consolidated operating loss	$(1,874)	$(9,413)	$(6,485)	$(19,368)

12. SUBSEQUENT EVENTS
On July 15, 2005, we entered into an Exchange and Purchase Agreement with The 1818 Fund III, L.P. (the “Fund”). In the Exchange and Purchase Agreement, we agreed to issue to the Fund 24,084.769 shares of Series H Convertible Preferred Stock in exchange for all (approximately $21.5 million) outstanding indebtedness (including principal, interest and premium) owing to the Fund under a promissory note due in March 2006 and $2.5 million in cash. We consummated the exchange and purchase immediately after executing the agreement. We sold the Series H Convertible Preferred Stock in private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. The Series H Convertible Preferred Stock is mandatorily convertible into common stock under certain circumstances.
The following unaudited pro forma financial information sets forth:
—	the historical financial information derived from our audited consolidated financial statements for the year ended December 31, 2004, and from our unaudited consolidated financial statements for the six months ended June 30, 2005.

—	adjustments to give effect to our July 15, 2005 Exchange and Purchase Agreement with the 1818 Fund III, L.P.

—	our pro forma, as adjusted unaudited financial information as of June 30, 2005, and the pro forma, as adjusted, unaudited financial information related to our operations for the six months ended June 30, 2005, and for the year ended December 31, 2004, as adjusted to give effect to the Exchange and Purchase Agreement with the 1818 Fund III, L.P.
As of June 30, 2005

		Pro Forma
	Historical	Adjustments		Pro Forma
Cash and cash equivalents	$536	$2,500	(1)	$3,036
Accounts payable and accrued liabilities	$49,879	$(1,107	)(1)	$48,772
Current portion of LT debt	$20,501	$(20,477	)(1)	$24
Preferred stock	$—	$24,084	(2)	$24,084
Total stockholders’ equity (deficit)	$(20,991)	$24,084		$3,093
For the six months ended June 30, 2005

		Pro Forma
	Historical	Adjustments		Pro Forma
Interest and other expense	$3,626	$(1,124	)(3)	$2,502
Net loss attributable to common stockholders	$2,818	$(1,124	)(3)	$1,694
Basic net loss per common share	$0.05	$0.02	(3)	$0.03
Diluted net loss per common share	$0.05	$0.04	(3)	$0.01
Weighted average common shares outstanding- basic	55,260,884	—		55,260,884
Weighted average common shares outstanding- diluted	55,260,884	120,423,845	(4)	175,684,729
For the year ended December 31, 2004

		Pro Forma
	Historical	Adjustments		Pro Forma
Interest and other expense	$6,111	$(249	)(3)	$5,862
Net loss attributable to common stockholders	$106,523	$(249	)(3)	$106,274
Basic net loss per common share	$9.12	$0.02	(3)	$9.10
Diluted net loss per common share	$9.12	$8.32	(3)	$0.80
Weighted average common shares outstanding- basic	11,676,783	—		11,676,783
Weighted average common shares outstanding- diluted	11,676,783	120,423,845	(4)	132,100,628
(1)	Includes effects of removing outstanding indebtedness owed to the Fund and $2.5 million in cash that were exchanged for preferred stock in the Exchange and Purchase Agreement. Also includes the effects of removing $0.4 million of debt premium and $0.08 million of interest expense, both of which were incurred upon consummation of the transaction in the month of July.

(2)	Includes 24,084.769 shares of preferred stock issued to the Fund as part of the Exchange and Purchase Agreement.

(3)	Includes effects of removing interest expense and amortized debt premium incurred on indebtedness owed to the Fund. For the six months ended June 30, 2005, the interest expense was $0.7 million and the amortized debt premium was $0.4 million. For the twelve months ended December 31, 2004, the interest expense was $0.2 million and the amortized debt premium was $0.05 million. As of January 1, 2005, the unamortized debt premium was $0.2 million.
(4)	Assumes conversion of Series H Convertible Preferred Stock at a conversion price of $0.20 per share, thereby increasing the weighted average common shares outstanding-diluted by 120,423,845 shares.
On July 29, 2005, we entered into a letter of intent to acquire from another carrier certain local telephone service lines for which we currently provide service under a wholesale, “private-label” arrangement with that carrier. The letter provides that we and the other carrier will use best efforts to complete a definitive agreement by September 1, 2005. The transfer is scheduled to occur in February 2006 and a structured pay-out is planned. The aggregate purchase price will depend on the number of lines in service at the time of the transfer. We currently provide local telephone service for approximately 187,000 end user lines under the wholesale arrangement. We expect normal attrition will likely result in a lesser number of lines in service at the time of transfer, but that the number of these “UNE-P” lines at September 29, 2005 will exceed 150,000. The transaction is subject to regulatory approvals.
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

Revenues

	For the three months
	ended June 30,		Percentage of Revenues
Total revenues by segment (in millions)	2005	2004	2005	2004
Retail Segment	$40.3	$42.8	79.4%	67.1%
Wholesale segment	10.5	21.0	20.6%	32.9%

Total Revenues	$50.8	$63.8	100.0%	100.0%

	For the six months
	ended June 30,		Percentage of Revenues
Total revenues by segment (in millions)	2005	2004	2005	2004
Retail Segment	$84.3	$88.1	78.1%	66.6%
Wholesale segment	23.6	44.2	21.9%	33.4%

Total Revenues	$107.9	$132.3	100.0%	100.0%

Two significant drivers impact our revenues: number of lines in service and average (monthly) revenue per unit (“ARPU”). The more significant driver impacting our changes in revenue is the number of lines in service. The table below provides a detailed break-down of our lines:

	Average lines in service		Average lines in service
	for the three months ended		for the six months ended
	June 30,		June 30,
Type of Service	2005	2004	2005	2004

Bundled residential services	164,124	185,631	177,560	193,051
Bundled business services	45,957	39,554	46,705	34,054
1+ long distance services	34,386	55,737	36,151	61,935
Wholesale services	232,640	347,821	255,426	326,368
VoIP	4,366	—	3,425	—

Total lines under management	481,473	628,743	519,267	615,408

	Ending lines in service
	as of
	June 30,
Type of Service	2005	2004

Bundled residential services	144,609	181,344
Bundled business services	45,023	46,514
1+ long distance services	35,927	49,451
Wholesale services	212,423	355,912
VoIP	5,218	—

Total lines under management	443,200	633,221

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

	For the three months		For the six months
	ended June 30,		ended June 30,
Average revenue per unit in service	2005	2004	2005	2004

Bundled residential services	$69.28	$64.82	$67.09	$65.66
Bundled business services	$34.99	$41.06	$35.83	$39.80
1+ long distance services	$13.32	$11.03	$13.00	$10.59
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
Retail Segment

	For the three months
	ended June 30,		Percentage of Revenues
Retail segment revenues by type (in millions)	2005	2004	2005	2004

Bundled residential services	$34.1	$36.1	84.6%	84.3%
Bundled business services	4.8	4.9	12.0%	11.4%
1+ long-distance services	1.4	1.8	3.4%	4.3%

Total Revenues	$40.3	$42.8	100.0%	100.0%

	For the six months
	ended June 30,		Percentage of Revenues
Retail segment revenues by type (in millions)	2005	2004	2005	2004

Bundled residential services	$71.5	$76.0	84.8%	86.3%
Bundled business services	10.0	8.1	11.9%	9.2%
1+ long-distance services	2.8	3.9	3.3%	4.5%

Total Revenues	$84.3	$88.1	100.0%	100.0%

•	During the three and six months ended June 30, 2005, the decrease in retail revenue as compared to the same periods in 2004 was primarily the result of the decline in residential UNE-P lines and 1+ long distance lines. These decreases were partially mitigated by increases in bundled business revenue which was directly attributable to line growth.
Wholesale Segment

	For the three months
	ended June 30,		Percentage of Revenues
Wholesale segment revenues by type (in millions)	2005	2004	2005	2004

Sprint	$10.5	$20.5	100.0%	98.0%
MCI	—	0.0	0.0%	0.1%
Other	—	0.4	0.0%	1.9%

Total Revenues	$10.5	$21.0	100.0%	100.0%

	For the six months
	ended June 30,		Percentage of Revenues
Wholesale segment revenues by type (in millions)	2005	2004	2005	2004

Sprint	$23.6	$43.6	99.9%	98.7%
MCI	0.0	0.2	0.1%	0.4%
Other	—	0.4	0.0%	1.0%

Total Revenues	$23.6	$44.1	100.0%	100.0%

•	Sprint lines have decreased significantly from June 30, 2004 to 2005, resulting in a decline in wholesale revenue.
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
Network Operations
Our network operations expense primarily consists of fixed and variable transmission expenses for the leasing of the UNE-P components from the ILECs, domestic and international charges from service level agreements with IXCs, and the USF and certain other regulatory charges to be consistent with industry practice. The following table shows the break-down by segment of network operations expense:

	For the three months		Percentage of
	ended June 30,		Segment Revenues
Network operations expense, exclusive of depreciation and amortization expense, by segment (in millions)	2005	2004	2005	2004

Retail Segment	$21.4	$21.7	53.1%	50.6%
Wholesale Segment	5.6	9.6	53.3%	45.6%

Total Network Operations Expense	$27.0	$31.2	53.2%	49.0%

	For the six months		Percentage of
	ended June 30,		Segment Revenues
Network operations expense, exclusive of depreciation and amortization expense, by segment (in millions)	2005	2004	2005	2004

Retail Segment	$44.3	$44.3	52.6%	50.3%
Wholesale Segment	12.5	21.0	52.9%	47.5%

Total Network Operations Expense	$56.8	$65.3	52.7%	49.3%

The following table shows the break-down by type of network operations expense:

	For the three months		Percentage of
	ended June 30,		Network Operations
Network operations expense, exclusive of depreciation and amortization, by type (in millions)	2005	2004	2005	2004

Bundled residential services	$17.8	$18.7	65.9%	60.0%
Bundled business services	3.4	2.6	12.5%	8.4%
1+ long distance services	0.2	0.3	0.8%	1.0%
Wholesale services	5.6	9.6	20.7%	30.7%

Total	$27.0	$31.2	100%	100%

	For the six months		Percentage of
	ended June 30,		Network Operations
Network operations expense, exclusive of depreciation and amortization, by type (in millions)	2005	2004	2005	2004

Bundled residential services	$36.9	$39.7	64.9%	60.8%
Bundled business services	7.0	3.8	12.3%	5.8%
1+ long distance services	0.5	0.8	0.8%	1.2%
Wholesale services	12.5	21.0	22.0%	32.1%

Total	$56.8	$65.3	100%	100%

•	During the three and six months ended June 30, 2005, network operations expense decreased as compared to the same periods in 2004 for residential, 1+ long distance services and wholesale services primarily because lines in service have also decreased. Network operations expense increased for bundled business services during the three and six months ended June 30, 2005 as compared to the same periods in 2004 due to the line growth experienced.
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

	For the three months		For the six months
	ended June 30,		ended June 30,
Average network operations expense per unit	2005	2004	2005	2004

Bundled residential services	$36.16	$33.55	$34.65	$34.29
Bundled business services	$24.57	$22.02	$24.87	$18.49
1+ long distance services	$2.11	$1.79	$2.13	$2.15
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
Effective January 1, 2005, we have deferred the fee charged to us by the Incumbent Local Exchange Carriers (“ILECs”) in the activation of our business VoIP customers. This fee and any acquisition revenue received from the customers are being deferred and amortized over the life of each customer’s signed contract At June 30, 2005, unamortized deferred set up fees amounted to $0.6 million.
Retail Segment
The following table provides a detail of network operations expense as a percentage of revenues by the respective revenue types. This table excludes an analysis of the wholesale services business segment because management does not evaluate this measure, given that network expenses related to wholesale services are intended to be zero-margin direct cost pass-through in nature.

	For the three months		For the six months
	ended June 30,		ended June 30,
Network operations expense as a percentage of revenues	2005	2004	2005	2004

Bundled residential services	52.2%	51.8%	51.6%	52.2%
Bundled business services	70.2%	53.6%	69.4%	46.5%
1+ long distance services	15.9%	16.3%	16.4%	20.3%
.	During the three and six months ended June 30, 2005, network operations expense related to bundled business services increased as a percentage of revenues as compared to the same prior year periods due to increased usage, increased ILEC rates and changes in geographic distribution of our customer base. 1+ long distance services decreased as a percentage of revenues primarily as a result of our auditing and analysis of network operations.

.	During the three months ended June 30, 2005, network operations expense increased as a percentage of revenues as compared to the three months ended June 30, 2004 mostly due to increased ILEC rates. For the six months ended June 30, 2005 as compared to the same period in 2004, network operations expense decreased as a percentage of revenues because the increase in ILEC rates was offset by reductions to network operations as a result of improved internal operations and processes intended to minimize our network operations costs.
Wholesale Segment
.	Network operations expense from the wholesale segment decreased for the three and six months ended June 30, 2005 as compared to the same periods in 2004. Sprint elected to become the customer of record for billing purposes from the ILECs for a significant portion of their total wholesale lines in service. This caused a decrease in network operations expense which was further reduced by the drop in wholesale lines in service for the three and six months ended June 30, 2005 as compared to the same periods in 2004.
Sales and Marketing
The sales and marketing expense primarily consists of telemarketing, direct mail, brand awareness advertising and independent sales representative commissions and salaries and benefits paid to employees engaged in sales and marketing activities. The following table shows the break-down by segment of sales and marketing expense:

	For the three months		Percentage of
	ended June 30,		Segment Revenues
Sales & marketing expense by segment (in millions)	2005	2004	2005	2004

Retail Segment	$3.7	$4.9	9.2%	11.4%
Wholesale segment	—	0.1	0.0%	0.3%

Total Sales & Marketing Expense	$3.7	$4.9	7.3%	7.7%

	For the six months		Percentage of
	ended June 30,		Segment Revenues
Sales & marketing expense by segment (in millions)	2005	2004	2005	2004

Retail Segment	$8.9	$9.9	10.6%	11.2%
Wholesale segment	—	0.1	0.0%	0.3%

Total Sales & Marketing Expense	$8.9	$10.0	8.3%	7.6%

Retail Segment
.	The decrease in sales and marketing expense during the three months and six months ended June 30,2005 as compared to the same periods in 2004 was primarily due to commissions paid to independent sales representatives. A portion of the commission payments is directly related to the number of new lines brought in by the sales representatives. Since line counts have decreased, the corresponding commission payments have decreased as well.
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
General and Administrative
General and administrative expense primarily consists of employee salaries and benefits, outsourced services, bad debt expense, billing and collection costs, occupancy costs, legal and provisioning costs. The following table shows the break-down by segment of general and administrative expense:

	For the three months		Percentage of
	ended June 30,		Segment Revenues
General & administrative expense by segment (in millions)	2005	2004	2005	2004

Retail Segment	$16.7	$24.3	41.3%	56.7%
Wholesale segment	1.9	6.8	18.2%	32.6%

Total General & Administrative Expense	$18.6	$31.1	36.6%	48.8%

	For the six months		Percentage of
	ended June 30,		Segment Revenues
General & administrative expense by segment (in millions)	2005	2004	2005	2004

Retail Segment	$36.8	$51.3	43.6%	58.2%
Wholesale segment	4.3	13.8	18.2%	31.3%

Total General & Administrative Expense	$41.1	$65.1	38.1%	49.2%

.	The decrease in general and administrative expenses during the three and six months ended June 30, 2005 as compared to the same periods in 2004 is explained by decreases in payroll and payroll related expenses, contract development, legal expenses, billing, collections, professional and consulting fees and ILEC setup fees to establish service for new customers. These decreases were slightly offset by increases in bad debt expense and ILEC performance credits.
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
Retail Segment
.	General and administrative expense decreased $7.6 million and $14.5 million for the three and six months ended June 30, 2005, respectively, as compared to the same periods in the prior year. The largest decreases occurred in payroll and payroll related expenses, legal expenses, billing expenses and contract development expenses.

.	These decreases were slightly offset by an increase in ILEC performance credits for failure to meet certain service levels and an increase in bad debt expense due to the $2.5 million reserve that we booked against the SipStorm note, as mentioned in footnote 8 in the Notes to Consolidated Financial Statements “Related Party Transactions.”
Included in the retail services general and administrative expense are all employee benefits expenses, occupancy, insurance, and other indirect or overhead-related expenses as only direct costs are recorded within our wholesale services business segment.
Wholesale Segment
.	The decrease in general and administrative expense for the three and six months ended June 30, 2005 as compared to the same periods in 2004 is a direct result of decreased wholesale lines in service. The expense line items that decreased most significantly are payroll and payroll related expenses, billing expenses, outsourced collection expenses and ILEC setup fees to establish service for new customers.
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
Depreciation and Amortization

.	Depreciation and amortization expense decreased $2.1 million and $3.3 million for the three and six months ended June 30, 2005, respectively, as compared to the same periods in the prior year. The decrease was the result of decreased capital spending, asset disposals and an increase in the number of assets which became fully depreciated during the later part of 2004 and the first six months of 2005.
Interest and Other Income
.	Interest and other income primarily consists of interest charged to our bundled residential and business customers for not paying their bills on time and income from interest earned on our cash balances.

.	During the six months ended June 30, 2005, interest and other income also includes $6 million of lawsuit proceeds from our settlement with SBC Communications, Inc. and several of its subsidiaries, as described in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.
Interest and Other Expense
Interest and other expense includes late fees for vendor payments, interest related to the asset based loan with Textron and our standby credit facility, capital leases and our other debt obligations.
.	The decrease in interest and other expense during the three months ended June 30, 2005 as compared to the same period in 2004 was primarily attributable to the termination of our asset based loan with Textron on May 6, 2005.

.	During the six months ended June 30, 2005, our interest and other expense increased as compared to the same period in 2004. This was primarily attributable to our standby credit facility and an increase in late fees for vendor payments.
Net Loss Attributable to Common Stockholders
.	Net loss attributable to common stockholders decreased by $11.5 million and $26.8 million during the three and six months ended June 30, 2005, respectively, as compared to the same periods in 2004. In addition to the decreases in our operating losses and the income from the legal settlement discussed above, an additional $3.7 million and $8.1 million for the three and six months, respectively, was attributable to the preferred stock conversion that occurred at the end of 2004.
LIQUIDITY AND CAPITAL RESOURCES
The accompanying unaudited consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business is dependent on, among other things, the company’s ability to operate profitably, to generate cash flow from operations and to obtain funding adequate to fund its business.
We have a limited operating history and our operations are subject to material risks and uncertainties, particularly related to the evolution of the regulatory environment, which impacts our access to and cost of the network elements that we utilize to provide services to our customers.
We have incurred significant losses since our inception as a result of developing our business, performing ongoing research and development, building and maintaining our network infrastructure and technology, the sale and promotion of our services, and ongoing administrative expenditures. As of June 30, 2005, we had an accumulated deficit of approximately $412.7 million and $0.5 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, various working capital facilities, our standby credit facility and an initial public offering.
The company’s inability to operate profitably and to consistently generate cash flows from operations, its reliance therefore on external funding either from loans or equity raise substantial doubt about the company’s ability to continue as a going concern.
For the six months ended June 30, 2005, net cash provided by operating activities was $0.5 million as compared to $9.2 million used in operating activities in the prior year period.
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
By letter dated May 6, 2005, the Nasdaq Stock Market notified us that the market value of  our common stock remained below the minimum of $35 million required by Marketplace Rule 4310(c)(2)(B)(ii) and accordingly our shares would be delisted from the Nasdaq SmallCap Market at the opening of business on May 17, 2005.  We appealed the decision and presented a definitive plan for regaining compliance to a hearing panel. A Nasdaq Listing Qualifications Hearing Panel granted the company a temporary exception from these requirements subject to the following conditions:
(1) The company’s Form 10-Q for the quarter ended June 30, 2005 must evidence pro forma stockholders’ equity of at least $2,500,000 at June 30, 2005.
(2) The company’s Form 10-Q for the quarter ended September 30, 2005 must report actual stockholders’ equity at September 30, 2005 of at least $2,500,000.
(3) On or before September 30, 2005, the company must evidence a closing bid price of at least $1.00 per share and immediately thereafter a closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days.
If we meet the terms of the exception, our shares will continue to be listed on The Nasdaq SmallCap Market. Commencing Friday, July 28, 2005 and for the duration of the exception, the trading symbol for our shares will be “TRINC.” The “C” will be removed from the symbol upon confirmation of the company’s compliance with the terms of the exception and all other criteria for continued listing
Our net cash used in investing activities decreased by $3.1 million to $1.6 million for the six months ended June 30, 2005, compared to $4.7 million the prior year period. The reduction was attributable to the purchasing of less property and equipment during the six months ended June 30, 2005 as compared to the same period in the prior year.
For the six months ended June 30, 2005, net cash provided by financing activities was $0.3 million as compared to $10.1 million for the prior year period. This change is the result of using proceeds from our accounts receivable financing facility to payoff our asset based loan with Textron.
DEBT INSTRUMENTS
Working Capital Financing
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
ILEC, IXC AND RELATED DISPUTED CHARGES
Since our existence we have disputed and continue to dispute significant charges from the various ILECs, IXCs, and certain other carriers providing us services. We have a policy of treating all charges that we believe are without merit, but are still being presented on a bill to us as disputes, regardless of the age of the dispute. We believe that the majority of these disputes have significant merit; however, we accrue the amount of the charges we believe represent valid charges against us. Our outstanding disputes at June 30, 2005 totaled $17.8 million and are best summarized in the following table:

Outstanding Disputes
at June 30, 2005
(in millions)

Alternatively billed services	$6.0
Late fees for non-payment of disputed charges	5.3
Billing errors	4.8
All others	1.8

$17.8
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
We believe that we have adequately accrued for our disputes and we believe our maximum exposure for these charges is $17.8 million. However, we do not believe that these charges are valid and intend to continue our dispute and non-payment of these charges.
RELATED PARTY TRANSACTIONS
On September 29, 2004, we signed an agreement with SipStorm, Inc., a company owned by two of our shareholders and former officers of our company; we transferred selected computer hardware, software and intellectual property rights to SipStorm. Relative to the purchase, SipStorm assumed responsibility for certain accounts payable, future maintenance payments and provided a promissory note in the amount of $2.8 million. The promissory note was settled for $250,000 during the second quarter of 2005. The note was collateralized by shares of our common stock owned by the directors of SipStorm and $250,000 reflected its estimated realizable value at the time of the settlement.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
  We maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported in accordance with SEC rules and forms.  Our management, with the participation of Chief Executive Officer (and former Chief Financial Officer), Horace J. Davis, III and Acting Chief Financial Officer, J. Michael Morgan, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Messrs. Davis and Morgan have concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized, and reported so as to ensure the quality and timeliness of our public disclosures in compliance with SEC rules and forms.
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
3.	Case. No. 0410453, Wilder Corporation of Delaware, Inc. v. Trinsic Communications, Inc., In the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, Division G, filed November 19, 2004
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
4.	Case. No. 0410441, Beneficial Management Corporation of America. v. Trinsic Communications, Inc., In the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, Division F, filed November 19, 2004
On November 19, 2004, a provider of parking spaces for our Tampa facilities sued us for parking fees in excess of $334,300. Pursuant to our lease we are entitled to a number of free spaces and we are obligated to pay for additional usage of parking spaces. We believe the provider has substantially overstated our use of the spaces. We expect to resolve this dispute.
5.	Case. No. 05-3845, Trinsic Marketing International, Inc. v. Trinsic Communications, Inc., In the Circuit Court in and for Hillsborough County, Florida, Civil Division, Division K, filed April 28, 2005

Trident Marketing International, Inc. performed telemarketing services for us. On April 28, 2005, they sued us claiming we owed them compensation of approximately $836,458, plus additional damages of $865,448 relating to early termination of their services. We settled this dispute on June 14, 2005. Among other things, we agreed to pay a total of $500,000 over a three-month period. In addition we will continue to pay to Trident residual compensation for accounts previously generated by Trident.
ITEM 6. EXHIBITS
     (a)The following exhibits are filed as part of this report:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Trinsic, Inc. as amended. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 filed April 15, 2005.

3.2	Amended and Restated Bylaws of Trinsic, as amended. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed November 15, 2004.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 filed April 15, 2005.

4.2	See Exhibits 3.1 and 3.2 of this Form for provisions of the Amended and Restated Certificate of Incorporation, as amended, and our Bylaws, as amended, defining rights of security holders.

4.6	Form of Warrant for the purchase of shares of our common stock by each of the purchasers of our Series D Convertible Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

4.7	Stock and Warrant Purchase Agreement, dated October 19, 2000, by and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.9	Registration Rights Agreement between and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.10	Warrant issued to The 1818 Fund III, L.P. for the purchase of shares of our common stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.11	Certificate of Designation of Series F Junior Participating Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

4.12	Rights Agreement dated as of February 19, 2001 between Z-Tel Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent, as amended July 2, 2001. Incorporated be reference to the correspondingly numbered exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2001

4.13	Amendment No. 1 to Rights Agreement dated as of November 19, 2004 between Z-Tel Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 to our registration statement on form 8-A/A filed on December 6, 2004.

4.14	Amendment No. 2 to Rights Agreement dated as of July 19, 2005, between Trinsic, Inc. and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 to our registration statement on form 8-A/A filed on July 21, 2005.

4.15	Stock and Warrant Purchase Agreement, dated as of July 2, 2001, by and between us, D. Gregory Smith, and others. Incorporated by reference to Exhibit 1 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.16	Warrant for the Purchase of Shares of Common Stock of Trinsic, dated as of July 2, 2001. Incorporated by reference to Exhibit 2 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by,

EXHIBIT
NUMBER	DESCRIPTION
among other persons, The 1818 Fund III, L.P.

4.17	Backup Purchase Agreement, dated as of July 2, 2001, by and among Z-Tel Communications, Inc., a Delaware corporation and our wholly owned subsidiary, Touch 1 Communications, Inc., an Alabama corporation and our wholly owned subsidiary, D. Gregory Smith and others. Incorporated by reference to Exhibit 4 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.18	Additional Investor Registration Rights Agreement, dated as of July 2, 2001, between Z-Tel, D. Gregory Smith and others. Incorporated by reference to Exhibit 5 to the Schedule 13D filed July 24, 2001 with respect to our common stock by, among other persons, D. Gregory Smith.

4.19	Voting Agreement, dated as of June 29, 2001, between us and certain of our stockholders. Incorporated by reference to Exhibit 5 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.20	Exchange and Purchase Agreement dated July 15, 2005 between Trinsic, Inc. and The 1818 Fund III, L.P. Incorporated by reference to Exhibit A to our Form 8-K filed July 20, 2005

4.21	Certificate of Designation of Convertible Preferred Stock, Series H. Incorporated by reference to Exhibit B to our Form 8-K filed July 20, 2005.

10.1.1	Standby Credit Facility Agreement, dated August 24, 2004, by and among Trinsic, Inc. and The 1818 Fund III, L.P. Incorporated by reference to Form 8-K filed on August 26, 2004

10.1.2	Amendment No. 1, dated May 24, 2005, to Standby Credit Facility Agreement, dated August 24, 2004 by and between Trinsic, Inc. and The 1818 Fund III, L.P.

10.1.3	Amended and Restated Senior Unsecured Promissory Note dated August 24, 2004 from Trinsic, Inc. to The 1818 Fund III, L.P.

10.2.1	1998 Equity Participation Plan. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

10.2.2	2000 Equity Participation Plan, as amended. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 filed April 15, 2005.

10.2.3	2004 Stock Incentive Plan. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed May 8, 2005.

10.3	Loan and Security Agreement, dated April 22, 2004, by and between Textron Financial Corporation and Z-Tel. Incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-3 (File No. 333-116747), originally filed June 22, 2004, as amended and as effective July 15, 2004.

10.4	Receivables Sales Agreement dated as of July 27, 2000 by and between Z-Tel Communications, Inc., as seller and subservicer, Touch 1 Communications, Inc., as seller and subservicer, and RFC Capital Corporation, as purchaser. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10- Q for the quarter ended June 30, 2000, filed on August 14, 2000, with an amendment extending the agreement until July 27, 2004.

10.5	Form of Indemnification Agreement for our executive officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.6	Employment Agreement of Horace J. Trey Davis III, dated August 14, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 17, 2004. By amendment dated October 5, 2004, the annual salary was increased to $300,000. The amendment is incorporated by reference to Exhibit 99.1 to Form 8-K filed October 12, 2004.

10.7	Modification and Termination Agreement dated January 27, 2005 with Textron Financial Corporation modifying our Loan and Security Agreement dated April 22, 2004. Incorporated by reference to Exhibit 10.4 to Form 8-K filed

EXHIBIT
NUMBER	DESCRIPTION
February 2, 2005.

10.8	Asset Sale and Purchase Agreement dated September 29, 2004, between and among Sipstorm, Inc. and us. Incorporated by reference to Exhibit 99.1 to October 6, 2004.

10.11	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. to William F. Corman (First Revocable Trust). Incorporated by reference to the correspondingly numbered exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.12	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. to James F. Corman. Incorporated by reference to the correspondingly numbered exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.13	Agreement for Resale of Local Wireline Telecommunications Services and Provision of Ancillary Services, dated February 4, 2003, between Z-Tel Communications Inc. and Sprint Communications L.P. Incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the year ended December 31, 2003, filed March 30, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment

10.14	Receivables Sales Agreement, dated as of March 28, 2005, by and between Trinsic Communications Inc. and Touch 1 Communications s Inc., collectively as Seller and Subservicer, and Thermo Credit, LLC, as Purchaser and Master Servicer. Incorporated by reference to Exhibit 10.1 to our o Form 8-K filed i April 5, 2005.

31.1	Certification , of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 15th day of August 2005.
TRINSIC, INC.

By:	/s/ HORACE J. DAVIS, III
Horace J. Davis, III
Chief Executive Officer
By:	/s/ J. MICHAEL MORGAN
J. Michael Morgan
Acting Chief Financial Officer
A signed original of this report has been provided to Trinsic, Inc. and will be retained by the Trinsic, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.