Form 10-Q
period 2005-09-30
Trinsic, Inc.
filed 2005-11-14
CIK 1096509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).
Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock outstanding as of November 8, 2005 was approximately 17,531,889

TRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	(Unaudited)
	September 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$200	$1,363
Accounts receivable, net of allowance for doubtful accounts of $11,883 and $10,967	24,924	27,242
Prepaid expenses and other current assets	2,391	836

Total current assets	27,515	29,441

Property and equipment, net	20,587	27,829
Intangible assets, net	—	457
Other assets	5,295	3,609

Total assets	$53,397	$61,336

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$48,147	$55,605
Deferred revenue	6,244	6,264
Current portion of long-term debt and capital lease obligations	401	7,536
Asset based loan	—	12,934

Total current liabilities	54,792	82,339

Long-term deferred revenue	—	46
Long-term debt and capital lease obligations	—	33

Total liabilities	54,792	82,418

Commitments and contingencies (Notes 8 and 11)

Stockholders’ deficit:
Common stock, $0.01 par value; 150,000,000 shares authorized; 17,756,994 and 5,525,361 shares issued; 17,525,058 and 5,518,530 shares outstanding	175	553
Notes receivable from stockholders	(870)	(3,685)
Unearned stock compensation	(435)	(466)
Additional paid-in capital	417,005	392,488
Accumulated deficit	(417,264)	(409,894)
Treasury stock, 231,936 shares at cost	(6)	(78)

Total stockholders’ deficit	(1,395)	(21,082)

Total liabilities and stockholders’ deficit	$53,397	$61,336

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$44,030	$60,912	$151,958	$193,176

Operating expenses:
Network operations, exclusive of depreciation and amortization shown below	23,864	30,427	80,697	95,693
Sales and marketing	2,596	4,788	11,508	14,803
General and administrative	17,014	27,175	58,100	92,297
Restructuring charge	—	3,223	451	4,030
Depreciation and amortization	2,398	5,032	9,531	15,452

Total operating expenses	45,872	70,645	160,287	222,275

Operating loss	(1,842)	(9,733)	(8,329)	(29,099)

Nonoperating income (expense):
Interest and other income	806	712	8,100	1,993
Interest and other expense	(3,514)	(1,321)	(7,140)	(4,729)

Total nonoperating income (expense)	(2,708)	(609)	960	(2,736)

Net loss	(4,550)	(10,342)	(7,369)	(31,835)

Less mandatorily redeemable convertible preferred stock dividends and accretion	—	(5,198)	—	(13,189)
Less deemed dividend related to beneficial conversion feature	—	(90)	—	(183)

Net loss attributable to common stockholders	$(4,550)	$(15,630)	$(7,369)	$(45,207)

Weighted average common shares outstanding	5,520,137	753,005	5,493,993	735,570

Basic and diluted net loss per common share	$(0.82)	$(20.76)	$(1.34)	$(61.46)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(7,369)	$(31,835)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,531	15,452
Provision for bad debts	9,306	5,017
Expense charged for granting of stock options	157	1,255
Change in operating assets and liabilities:
Increase in accounts receivable	(4,423)	(4,549)
(Increase) decrease in prepaid expenses	(1,555)	5,059
Increase in other assets	(1,686)	(167)
Decrease in accounts payable and accrued liabilities	(5,977)	(1,925)
Decrease in deferred revenue	(66)	(3,546)

Total adjustments	5,287	16,596

Net cash used in operating activities	(2,082)	(15,239)

Cash flows from investing activities:
Purchases of property and equipment	(2,206)	(6,258)
Principal repayments received on notes receivable	—	40

Net cash used in investing activities	(2,206)	(6,218)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(668)	(4,047)
Principal repayments received on notes receivable issued for stock	250	191
Payment of preferred stock dividends	—	(3)
Proceeds from (payoff of) asset based loan	(12,934)	12,539
Proceeds from stand by credit facility	13,977	5,000
Proceeds from issuance of preferred stock	2,500	—
Proceeds from exercise of stock options and warrants	—	503

Net cash provided by financing activities	3,125	14,183

Net decrease in cash and cash equivalents	(1,163)	(7,274)
Cash and cash equivalents, beginning of period	1,363	12,013

Cash and cash equivalents, end of period	$200	$4,739

Non-cash financing activities:
Conversion of stand by credit facility and accrued interest into preferred stock	$21,585	$—

Conversion of preferred stock into common stock	$24,085	$—

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
We have incurred significant losses since our inception as a result of developing our business, performing ongoing research and development, building and maintaining our network infrastructure and technology, the sale and promotion of our services, and ongoing administrative expenditures. As of September 30, 2005, we had an accumulated deficit of approximately $417.3 million and $0.2 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, various working capital facilities, our standby credit facility and an initial public offering.
The company’s inability to operate profitably and to consistently generate cash flows from operations, its reliance therefore on external funding either from loans or equity raise substantial doubt about the company’s ability to continue as a going concern.
For the nine months ended September 30, 2005, net cash used in operating activities was $2.1 million as compared to $15.2 million in the prior year period.
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
While we satisfied conditions (1) and (3), our stockholder’s equity as of September 30,2005 as indicated by this report was less than $2,500,000. Accordingly, we may be delisted from the NASDAQ SmallCap Market. This report will serve as notice to the NASDAQ Stock Market, Inc. of our material noncompliance with NASDAQ’s rules for continued listing on the NASDAQ SmallCap Market. In that event we expect our shares will begin trading on the OTC Bulletin Board.
On September 23, 2005, our shareholders approved a one-for-ten reverse stock split of our common stock. The reverse stock split was effected on September 26, 2005. Fractional shares were not issued in connection with the reverse stock split. All share and per share amounts have been restated herein to reflect the one-for-ten reverse stock split. A roll-forward of our Stockholders Deficit from December 31, 2004 to September 30, 2005 follows:

			Notes Receivable	Unearned	Additional			Total
	Common Stock		from	Stock	Paid-In	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Stockholders	Compensation	Capital	Deficit	Stock	Deficit
Balance, December 31, 2004	5,518,530	$55	$(3,685)	$(466)	$392,488	$(409,895)	$(78)	$(21,581)
Reverse stock split					$427			$427
Forfeiture of stock options	—	(2)	—	54	(68)	—	70	$54
Cash received for notes receivable		—	250	—	—	—	—	$250
Impairment on note receivable	(225,000)	—	2,565	—	—	—	2	$2,567
Restricted Stock Awards	189,144	2		(23)	194			$173
Conversion of Preferred Stock to Common	12,042,384	120			23,964			$24,084
Net income	—	—	—	—	—	(7,369)	—	$(7,369)

Balance, September 30, 2005	17,525,058	$175	$(870)	$(435)	$417,005	$(417,264)	$(6)	$(1,395)

Effective September 30, 2005, our chief operating officer, Frank Grillo has resigned to pursue other opportunities. No replacement chief operating officer has been appointed. Instead our chief executive officer, Horace J. “Trey” Davis, III, will take over Mr. Grillo’s duties.
Our net cash used in investing activities decreased by $4.0 million to $2.2 million for the nine months ended September 30, 2005, compared to $6.2 million the prior year period. The reduction was attributable to the purchasing of less property and equipment during the nine months ended September 30, 2005 as compared to the same period in the prior year.
For the nine months ended September 30, 2005, net cash provided by financing activities was $3.1 million as compared to $14.2 million for the prior year period. This change is primarily the result of using proceeds from our accounts receivable financing facility to payoff our asset based loan with Textron.
2. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and are in the form prescribed by the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. The interim unaudited financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2004, included in our Annual Report on Form 10-K filed with the SEC on April 15, 2005. The balance sheet at December 31, 2004 was derived from audited financial statements for the year ended December 31,2004. In the opinion of management, all adjustments considered necessary for a fair statement have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
RECLASSIFICATION
Certain amounts in the consolidated statements of operations for the three and nine months ended September 30, 2004 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2005.
3. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

(a) Significant Accounting Policies
Our significant accounting policies are included in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.
Effective January 1, 2005, we have deferred the fee charged to us by the Incumbent Local Exchange Carriers (“ILECs”) in the activation of our business VoIP customers. This fee and any acquisition revenue received from the customers are being deferred and amortized over the life of each customer’s signed contract At September 30, 2005, unamortized deferred set up fees amounted to $0.6 million.
Property and equipment are recorded at historical cost and depreciation and amortization are calculated on a straight-line basis over the assets’ useful lives. If all other factors were to remain unchanged, we expect that a one-year change (increase or decrease) in the useful lives of the three largest categories of our property and equipment (which accounts for approximately 72% of our total property and equipment in service) would result in a increase or decrease of between $1.4 million and $1.6 million in our year to date 2005 depreciation expense.
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
4. STANDBY CREDIT FACILITY
During the first quarter of 2005, we received advances of $3.5 million, $2.5 million and $1.2 million on February 14, 2005, March 4, 2005 and March 24, 2005, respectively, from our standby credit facility with The 1818 Fund III, LP. (the “Fund”). During the second quarter of 2005, we received advances of $1.3 million, $2.5 million and $2.5 million on May 9, 2005, May 24, 2005 and June 10, 2005, respectively.
On July 15, 2005, we entered into an Exchange and Purchase Agreement with the Fund. In the Exchange and Purchase Agreement, we agreed to issue to the Fund 24,084,769 shares of Series H Convertible Preferred Stock in exchange for all (approximately $21.6 million) outstanding indebtedness (including principal, interest and premium) owing to the Fund under a promissory note due in March 2006 and $2.5 million in cash. We consummated the exchange and purchase immediately after executing the agreement. We sold the Series H Convertible Preferred Stock in private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. All of the Series H Convertible Preferred Stock was converted into 12,042,384 shares of common stock on September 30, 2005.

5. ACCOUNTS RECEIVABLE AGREEMENT
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
6. RESTRUCTURING CHARGE
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
All restructuring charges have been paid as of September 30, 2005. The following table shows the restructuring charges and related accruals recognized under the restructuring plan described above and in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004 and the effect on our consolidated financial position:

	Employee	Lease
	Termination	Abandonment	Asset
	Benefits	Costs	Retirement	Total
Balance at December 31, 2002	$—	$551	$—	$551
Cash paid	—	(200)	—	(200)

Balance at December 31, 2003	—	351	—	351
Plan Charges	4,527	234	40	4,801
Cash paid	(3,646)	(262)	—	(3,908)
Asset disposal	—	—	(40)	(40)
Converted to note payable	—	(40)	—	(40)
Lease termination settlement reversal	—	(210)	—	(210)

Balance at December 31, 2004	881	73	—	954
Plan Charges	451	—	—	451
Vacation Accrual	91	—	—	91
Cash paid	(1,423)	(73)	—	(1,496)

Balance at September 30, 2005	$—	$—	$—	$—

7. STOCK BASED COMPENSATION
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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss attributable to common stockholders, as reported	$(4,550)	$(15,630)	$(7,369)	$(45,207)
Add: Stock based compensation included in net loss	64	367	157	1,255
Deduct: Total stock based employee compensation determined under the fair value based method for all awards	(577)	(744)	(1,856)	(2,543)

Net loss attributable to common stockholders, pro forma	$(5,063)	$(16,007)	$(9,068)	$(46,495)

Basic and Diluted Net Loss per Common Share
As reported	$(0.82)	$(20.76)	$(1.34)	$(61.46)
Pro forma	$(0.92)	$(21.26)	$(1.65)	$(63.21)
We calculated the fair value of each grant on the date of grant using the Black-Scholes option pricing model. In addition to there being no payments of dividends on our common stock, the following assumptions were used for each respective period:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Discount Rate	4.0%	N/A	4.0%	3.1%
Volatility	99.1%	N/A	99.1%	98.3%
Average Option Expected Life	5 years	5 years	5 years	5 years
Incremental shares of common stock equivalents are not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.
8. COMMITMENTS AND CONTINGENCIES
We have disputed billings and access charges from certain inter-exchange carriers (“IXCs”) and incumbent local exchange carriers (“ILECs”). We contend that the invoicing and billings of these access charges are not in accordance with the interconnection, service level, or tariff agreements between us and certain IXCs and ILECs. We have not paid these disputed amounts and management believes that we will prevail in these disputes. At September 30, 2005, the total disputed amounts was approximately $18.4 million of which we have accrued $11.4 million. We believe that we have adequately accrued for our disputes and we believe our maximum exposure for these charges is $18.4 million. However, we do not believe that all of these charges are valid and intend to continue our dispute and non-payment of these charges.
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
On April 15, 2005, Trinsic entered into a Wholesale Advantage Services Agreement with Verizon Services Company on behalf of Verizon’s Incumbent Local Exchange Carriers (Verizon ILECs). The Wholesale Advantage Services Agreement will act as a replacement for Trinsic’s existing Interconnection Agreements for the provision of UNE-P services in Verizon service areas. As long as Trinsic meets certain volume commitments, Verizon will continue to provide a UNE-P “like” service at gradually increasing rates for a five year period. The contract contains a take-or-pay clause that is applicable for every month starting in May 2005. The calculation is based on a snapshot of lines we had in service as of March 31, 2005 – the baseline volume. If Trinsic is unable to replace lines generated by normal churn, this take-or-pay clause may become effective and significantly raise our cost in the Verizon footprint.
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

9. RELATED PARTY TRANSACTIONS
On September 29, 2004, we signed an agreement with SipStorm, Inc., a company owned by two of our shareholders and former officers of our company to transfer selected computer hardware, software and intellectual property rights to SipStorm. Relative to the purchase, SipStorm assumed responsibility for certain accounts payable, future maintenance payments and provided a promissory note in the amount of $2.8 million. The promissory note was settled during the second quarter of 2005 for a cash payment of $250,000 and the assignment to us of 813,404 shares of Trinsic common stock. The note was collateralized by shares of our common stock owned by the directors of SipStorm and $250,000 reflected the estimated realizable value of that portion of the note not secured by our common stock at the time of the settlement. In anticipation of the settlement, $2.5 million in bad debt expense was booked during the first quarter of 2005.
10. COMPUTATION OF NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Incremental shares of common stock equivalents are not included in the calculation of diluted net loss per share as the inclusion of such equivalents would be anti-dilutive.
Net loss per share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic and diluted net loss per share:
Net loss	$(4,550)	$(10,342)	$(7,369)	$(31,835)
Less mandatorily redeemable convertible preferred stock dividends and accretion	—	(5,198)	—	(13,189)
Less deemed dividend related to beneficial conversion feature	—	(90)	—	(183)

Net loss attributable to common stockholders	$(4,550)	$(15,630)	$(7,369)	$(45,207)

Weighted average common shares outstanding	5,520,137	753,005	5,493,993	735,570

Basic and diluted net loss per share	$(0.82)	$(20.76)	$(1.34)	$(61.46)

Basic and diluted net loss per share are the same for each of the periods presented. The following table includes potentially dilutive items that were not included in the computation of diluted net loss per share for all periods presented because to do so would be anti-dilutive in each case:

	Nine Months Ended September 30,
	2005	2004
Unexercised stock options	102,808	232,677
Unexercised warrants	107,878	197,426
Mandatorily redeemable preferred stock convertible into common shares	—	725,525

Total potentially dilutive shares of common stock equivalents	210,686	1,155,628

11. LEGAL AND REGULATORY PROCEEDINGS –
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
Susan Schad, on behalf of herself and all others similarly situated, filed a class action lawsuit against us on May 13, 2004. The lawsuit alleges that we engaged in a pattern and practice of deceiving consumers into paying amounts in excess of their monthly rates by deceptively labeling certain line-item charges as government-mandated taxes or fees when in fact they were not. The complaint seeks to certify a class of plaintiffs consisting of all persons or entities who contracted with us for telecommunications services and were billed for particular taxes or regulatory fees. The complaint asserts a claim under the Illinois Consumer Fraud and Deceptive Businesses Practices Act and seeks unspecified damages, attorneys’ fees and court costs. On June 22, 2004, we filed a notice of removal in the state circuit court action, removing the case to the federal district court for the Northern District of Illinois, Eastern Division, C.A. No. 4 C 4187. On July 26, 2004, Plaintiff filed a motion to remand the case to the state circuit court. On January 12, 2005, the federal court granted the motion and remanded the case to the state court. On October 17, 2005, the state court heard argument on our motion to dismiss the lawsuit and granted that motion, in part with prejudice. The court dismissed with prejudice the claims relating to the “E911 Tax,” the “Utility Users Tax,” and the “Communications Service Tax.” The court found that those tax charges were specifically authorized by state law or local ordinance, and thus cannot be the basis of a Consumer Fraud claim. The court also dismissed (but with leave to replead within 28 days) the claims relating to the “Interstate Recovery Fee” and the “Federal Regulatory Compliance Fee.” The court determined that plaintiff had failed to allege how she was actually damaged by the allegedly deceptive description of the charges. While the partial dismissal with prejudice is a positive development, and although we believe the plaintiff’s allegations are without merit and intend to defend the lawsuit vigorously, we cannot predict the outcome of this litigation with any certainty.
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
As discussed in Note 13. — Subsequent Events, we have entered into an agreement to acquire the Sprint lines for which we currently provide services on a wholesale basis. Upon the completion of this transaction on February 1, 2006 we will no longer have a wholesale business and will discontinue segment reporting.
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

The following summarizes the financial information concerning our reportable segments for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Retail Services	2005	2004	2005	2004
Revenues	$34,045	$41,229	$118,378	$129,347
Depreciation and amortization	$2,374	$4,994	$9,423	$14,744
Segment results	$(2,873)	$(9,337)	$(9,045)	$(27,468)
Capital expenditures	$573	$1,567	$2,206	$6,218
Identifiable assets			$47,675	$51,420

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Wholesale Services	2005	2004	2005	2004
Revenues	$9,984	$19,683	$33,580	$63,829
Depreciation and amortization	$24	$38	$108	$708
Segment results	$3,428	$4,636	$10,247	$13,822
Capital expenditures	$—	$—	$—	$40
Identifiable Assets			$5,722	$13,225
The following table reconciles our segment information to the consolidated financial information for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Segment results:
Total segment results	$556	$(4,701)	$1,202	$(13,647)
Depreciation and amortization	(2,398)	(5,032)	(9,531)	(15,452)

Total consolidated operating loss	$(1,842)	$(9,733)	$(8,329)	$(29,099)

13. SUBSEQUENT EVENTS
During October 2005, we signed an amendment to our accounts receivable financing agreement with Thermo. The amendment increases the amount of accounts receivable that we can sell to Thermo from $22 million to $26 million, subject to selection criteria as defined in the original contract. The discount rate also increases from 2.5% to 2.75%.
On October 26, 2005 we entered into a definitive agreement to acquire from Sprint Nextel Corp. (NYSE:S) substantially all of Sprint Nextel’s local access lines for which we currently provide services under a wholesale “private-label” arrangement. As of November 1, 2005 we provided wholesale services for approximately 160,000 local lines belonging to Sprint Nextel Corp. Of these, approximately 145,000 are currently deemed active accounts billable to a retail end-user while the remainder are in “bill suspend” status for various reasons such as non-payment, change in customer premises, etc. We expect the total number of lines will be lower at closing because of normal attrition. The closing is anticipated for early 2006, pending regulatory approval and the satisfaction of customary closing conditions. The Agreement sets the purchase price at $100 per each line that is active and billable to a Sprint Nextel retail end-user (subject to certain adjustments to account for excess line attrition), of which 25% will be due at closing. The remainder will be due in 15 equal monthly installments. As of October 31, 2005, we had escrowed approximately $970,000 of the amount due at closing.
On October 31,2005 we entered into a long-term commercial agreement with the incumbent local exchange carrier (ILEC) subsidiaries of SBC Communications Inc. The contract will allow Trinsic to continue providing its traditional local voice services in the SBC telephone companies’ service territories for five years. The SBC telephone companies’ service territories span 13 states in the Midwest, Southwest and Western U.S., including Illinois, Texas and California. Under the contract, the SBC companies will provide Trinsic with their Local Wholesale Complete product as a replacement to today’s Unbundled Network Element Platform, often referred to as “UNE-P.” Local Wholesale Complete offers Trinsic use of the same network elements, features and functions as Trinsic purchases today from the SBC telephone companies under the UNE-P regime. The transition from UNE-P to Local Wholesale Complete will be seamless for the customer and will result in no material costs for Trinsic. There are no minimum volume commitments included in the agreement.

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
We have successfully deployed Cisco soft switches in the Tampa and New York City markets and intend to target multi-line business customers with our converged IP telephony services. We also intend to use these soft switches to serve consumers as we continue to deploy broadband loop concentrators into central offices. We provide our services on both a retail (i.e. directly to end user customers) and a wholesale basis. Our wholesale services provide other companies the ability to utilize our telephone exchange services, enhanced services platform, infrastructure and back-office operations to provide services to retail and business customers on a private label basis. For management purposes, we are organized into two reportable operating segments: retail services and wholesale services. The nature of our business is rapidly evolving, and we have a limited operating history.
In evaluating our financial condition and operating performance the most important matters on which we focus are lines under management, revenue per unit, cost per unit, bad debt expense, expenses as a percentage of revenues and results by segment. These measures and other analyses are discussed in detail throughout the following paragraphs and provide insight into how we analyze and review our business.
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

Revenues

	For the three months
	ended September 30,		Percentage of Revenues
Total revenues by segment (in
millions)	2005	2004	2005	2004
Retail Segment	$34.0	$41.2	77.3%	67.7%
Wholesale segment	10.0	19.7	22.7%	32.3%

Total Revenues	$44.0	$60.9	100.0%	100.0%

	For the nine months
	ended September 30,		Percentage of Revenues
Total revenues by segment (in
millions)	2005	2004	2005	2004
Retail Segment	$118.4	$129.3	77.9%	67.0%
Wholesale segment	33.6	63.8	22.1%	33.0%

Total Revenues	$152.0	$193.2	100.0%	100.0%

Two significant drivers impact our revenues: number of lines in service and average (monthly) revenue per unit (“ARPU”). The more significant driver impacting our changes in revenue is the number of lines in service. The table below provides a detailed break-down of our lines:

	Average lines in service		Average lines in service
	for the three months ended		for the nine months ended
	September 30,		September 30,
Type of Service	2005	2004	2005	2004
Bundled residential services	132,436	172,197	154,453	183,904
Bundled business services	44,121	46,869	45,259	34,409
1+ long distance services	34,509	46,826	36,742	59,310
Wholesale services	192,942	346,165	236,552	316,621
VoIP	5,288	—	3,457	—

Total lines under management	409,294	612,057	476,461	594,244

	Ending lines in service
	as of
	September 30,
Type of Service	2005	2004
Bundled residential services	120,262	163,050
Bundled business services	43,218	47,224
1+ long distance services	33,090	44,200
Wholesale services	173,460	336,418
VoIP	5,357	—

Total lines under management	375,387	590,892

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

	For the three months		For the nine months
	ended September 30,		ended September 30,
Average revenue per unit in
service	2005	2004	2005	2004
Bundled residential services	$70.67	$66.42	$71.62	$66.68
Bundled business services	$35.10	$36.52	$36.05	$42.84
1+ long distance services	$12.76	$12.70	$12.52	$10.72
During the remainder of 2005 we expect to experience some overall reduction in consumer line count. We will continue to focus the majority of our marketing efforts in the Northeast. We still anticipate that our consumer base will account for the largest portion of our overall revenue stream and our operating cash flow over the full year. We will also continue to focus on building our IP telephony business customer base largely focused on the New York and Tampa metropolitan market areas as liquidity allows. Our VoIP offerings may provide additional revenues, but will not contribute meaningfully to positive operations or be of a significant nature until at least the second half of 2006. Additionally we will continue to deploy facilities aimed at serving the consumer market segment as resources permit and look to migrate customers to our own network at a moderate pace.
Retail Segment

	For the three months
	ended September 30,		Percentage of Revenues
Retail segment revenues by type
(in millions)	2005	2004	2005	2004
Bundled residential services	$28.1	$34.3	82.5%	83.2%
Bundled business services	4.6	5.1	13.6%	12.5%
1+ long-distance services	1.3	1.8	3.9%	4.3%

Total Revenues	$34.0	$41.2	100.0%	100.0%

	For the nine months
	ended September 30,		Percentage of Revenues
Retail segment revenues by type
(in millions)	2005	2004	2005	2004
Bundled residential services	$99.6	$110.4	84.1%	85.3%
Bundled business services	14.7	13.3	12.4%	10.3%
1+ long-distance services	4.1	5.7	3.5%	4.4%

Total Revenues	$118.4	$129.3	100.0%	100.0%

•	During the three and nine months ended September 30, 2005, the decrease in retail revenue as compared to the same periods in 2004 was primarily the result of the decline in residential UNE-P lines and 1+ long distance lines.

Wholesale Segment

	For the three months
	ended September 30,		Percentage of Revenues
Wholesale segment revenues by
type (in millions)	2005	2004	2005	2004
Sprint	$10.0	$18.8	100.0%	95.4%
MCI	—	0.1	0.0%	0.5%
Other	—	0.8	0.0%	4.2%

Total Revenues	$10.0	$19.7	100.0%	100.0%

	For the nine months
	ended September 30,		Percentage of Revenues
Wholesale segment revenues by
type (in millions)	2005	2004	2005	2004
Sprint	$33.6	$62.3	99.9%	97.6%
MCI	0.0	0.2	0.1%	0.4%
Other	—	1.3	0.0%	2.0%

Total Revenues	$33.6	$63.8	100.0%	100.0%

•	Sprint lines have decreased significantly from September 30, 2004 to 2005, resulting in a decline in wholesale revenue.
We expect that our wholesale lines in service will continue to decline over the balance of 2005. While revenues are expected to decline as well over this period, the amount of decline may not directly correspond to the reduction in line count. The degree of revenue attrition will be directly tied to the number of departing Sprint end users whose ILEC local service arrangements were billed through Trinsic versus the number of departing Sprint end users whose ILEC local service arrangements were billed directly to Sprint by the ILEC.
We employ the gross accounting method for recognizing revenue within the wholesale service business segment; therefore, where ILEC billings are passed through Trinsic, we record revenue for certain services that we provide to Sprint at our cost and record the off-setting expense in one of the respective operating cost lines within our income statement when we are the primary obligor. These revenues (and cost pass-through items) result in no contribution to operating profit. The largest revenue component that is treated in this manner is the charge from the ILECs, which we record in network operations and general and administrative expense. If the number of our wholesale lines in service declines then the stated accounts payable associated with those lines will decline as well. Therefore, to the extent that departing Sprint end users are concentrated among the base billed for ILEC services through Trinsic, the amount of revenue loss per departing end user will be greater than for departing Sprint end users who are direct billed by the ILEC to Sprint. The direct impact of the loss of Sprint end users upon profitability to Trinsic has no relationship to whether the ILEC bills are passed through Trinsic or direct billed to Sprint.
On October 26, 2005 we entered into a definitive agreement to acquire from Sprint Nextel Corp. (NYSE:S) substantially all of Sprint Nextel’s local access lines for which we currently provide services under a wholesale “private-label” arrangement. As of November 1, 2005 we provided wholesale services for approximately 160,000 local lines belonging to Sprint Nextel Corp. Of these, approximately 145,000 are currently deemed active accounts billable to a retail end-user while the remainder are in “bill suspend” status for various reasons such as non-payment, change in customer premises, etc. We expect the total number of lines will be lower at closing because of normal attrition. The closing is anticipated for early 2006, pending regulatory approval and the satisfaction of customary closing conditions. The Agreement sets the purchase price at $100 per each line that is active and billable to a Sprint Nextel retail end-user (subject to certain adjustments to account for excess line attrition), of which 25% will be due at closing. The remainder will be due in 15 equal monthly installments. As of October 31, 2005, we had escrowed approximately $970,000 of the amount due at closing.

Network Operations
Our network operations expense primarily consists of fixed and variable transmission expenses for the leasing of the UNE-P components from the ILECs, domestic and international charges from service level agreements with IXCs, and the USF and certain other regulatory charges to be consistent with industry practice. The following table shows the break-down by segment of network operations expense:

	For the three months		Percentage of
	ended September 30,		Segment Revenues
Network operations expense, exclusive of
depreciation and amortization expense, by
segment (in millions)	2005	2004	2005	2004
Retail Segment	$18.7	$21.5	54.9%	52.2%
Wholesale Segment	5.2	8.9	51.7%	45.2%

Total Network Operations Expense	$23.9	$30.4	54.2%	50.0%

	For the nine months		Percentage of
	ended September 30,		Segment Revenues
Network operations expense, exclusive of
depreciation and amortization expense, by
segment (in millions)	2005	2004	2005	2004
Retail Segment	$63.0	$65.8	53.3%	50.9%
Wholesale Segment	17.7	29.9	52.6%	46.8%

Total Network Operations Expense	$80.7	$95.7	53.1%	49.5%

The following table shows the break-down by type of network operations expense:

	For the three months		Percentage of
	ended September 30,		Network Operations
Network operations expense, exclusive of
depreciation and amortization, by type (in
millions)	2005	2004	2005	2004
Bundled residential services	$15.2	$18.1	63.8%	59.5%
Bundled business services	3.3	3.1	13.7%	10.2%
1+ long distance services	0.2	0.3	0.9%	1.0%
Wholesale services	5.2	8.9	21.7%	29.3%

Total	$23.9	$30.4	100%	100%

	For the nine months		Percentage of
	ended September 30,		Network Operations
Network operations expense, exclusive of
depreciation and amortization, by type (in
millions)	2005	2004	2005	2004
Bundled residential services	$52.1	$57.8	64.6%	60.5%
Bundled business services	10.2	6.9	12.7%	7.2%
1+ long distance services	0.7	1.1	0.8%	1.1%
Wholesale services	17.7	29.9	21.9%	31.2%

Total	$80.7	$95.7	100%	100%

•	During the three and nine months ended September 30, 2005, network operations expense decreased as compared to the same periods in 2004 for residential, 1+ long distance services and wholesale services primarily because lines in service have also decreased. Network operations expense increased for bundled business services during the three and nine months ended September 30, 2005 as compared to the same periods in 2004 due to increases in ILEC fees.
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

	For the three months		For the nine months
	ended September 30,		ended September 30,
Average network operations expense per
unit	2005	2004	2005	2004
Bundled residential services	$38.32	$34.99	$37.51	$34.95
Bundled business services	$24.64	$22.11	$25.12	$22.24
1+ long distance services	$2.04	$2.25	$2.04	$1.99
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
We expect AEPU to increase during the remainder of 2005 due to rate increases agreed upon within the commercial services agreements that we have with Verizon, Qwest and SBC. We may be subject to similar rate increases should we enter into additional commercial agreements with other ILECs.
Effective January 1, 2005, we have deferred the fee charged to us by the Incumbent Local Exchange Carriers (“ILECs”) in the activation of our business VoIP customers. This fee and any acquisition revenue received from the customers are being deferred and amortized over the life of each customer’s signed contract At September 30, 2005, unamortized deferred set up fees amounted to $0.6 million.
Retail Segment
The following table provides a detail of network operations expense as a percentage of revenues by the respective revenue types. This table excludes an analysis of the wholesale services business segment because management does not evaluate this measure, given that network expenses related to wholesale services are intended to be zero-margin direct cost pass-through in nature.

	For the three months		For the nine months
	ended September 30,		ended September 30,
Network operations expense as a
percentage of revenues	2005	2004	2005	2004
Bundled residential services	54.2%	52.7%	52.4%	52.4%
Bundled business services	70.2%	60.5%	69.7%	51.9%
1+ long distance services	16.0%	17.7%	16.3%	18.6%
•	During the three and nine months ended September 30, 2005, network operations expense related to bundled residential and bundled business services increased as a percentage of revenues as compared to the same prior year periods due to increased usage, increased ILEC rates, changes in geographic distribution of our customer base and incremental fixed cost structures associated with roll out of our VOIP offering. 1+ long distance services decreased as a percentage of revenues primarily as a result of our auditing and analysis of network operations.

Wholesale Segment
•	Network operations expense from the wholesale segment decreased for the three and nine months ended September 30, 2005 as compared to the same periods in 2004. Sprint elected to become the customer of record for billing purposes from the ILECs for a significant portion of their total wholesale lines in service. This caused a decrease in network operations expense which was further reduced by the drop in wholesale lines in service for the three and nine months ended September 30, 2005 as compared to the same periods in 2004.
Sales and Marketing
The sales and marketing expense primarily consists of telemarketing, direct mail, brand awareness advertising and independent sales representative commissions and salaries and benefits paid to employees engaged in sales and marketing activities. The following table shows the break-down by segment of sales and marketing expense:

	For the three months		Percentage of
	ended September 30,		Segment Revenues
Sales & marketing expense by segment (in
millions)	2005	2004	2005	2004
Retail Segment	$2.6	$4.8	7.6%	11.5%
Wholesale segment	—	0.0	0.0%	0.2%

Total Sales & Marketing Expense	$2.6	$4.8	5.9%	7.9%

	For the nine months		Percentage of
	ended September 30,		Segment Revenues
Sales & marketing expense by segment (in
millions)	2005	2004	2005	2004
Retail Segment	$11.5	$14.6	9.7%	11.3%
Wholesale segment	—	0.2	0.0%	0.3%

Total Sales & Marketing Expense	$11.5	$14.8	7.6%	7.7%

Retail Segment
•	The decrease in sales and marketing expense during the three months and nine months ended September 30, 2005 as compared to the same periods in 2004 was primarily due to commissions paid to independent sales representatives. A portion of the commission payments is directly related to the number of new lines brought in by the sales representatives. Since line counts have decreased, the corresponding commission payments have decreased as well.
Wholesale Segment
We are not actively seeking any new wholesale relationships at this time, therefore we are not currently expending any effort in this regard.

General and Administrative
General and administrative expense primarily consists of employee salaries and benefits, outsourced services, bad debt expense, billing and collection costs, occupancy costs, legal and provisioning costs. The following table shows the break-down by segment of general and administrative expense:

	For the three months		Percentage of
	ended September 30,		Segment Revenues
General & administrative expense by
segment (in millions)	2005	2004	2005	2004
Retail Segment	$15.6	$21.1	45.9%	51.1%
Wholesale segment	1.4	6.1	13.9%	31.1%

Total General & Administrative Expense	$17.0	$27.2	38.6%	44.6%

	For the nine months		Percentage of
	ended September 30,		Segment Revenues
General & administrative expense by
segment (in millions)	2005	2004	2005	2004
Retail Segment	$52.4	$72.3	44.3%	55.9%
Wholesale segment	5.7	20.0	16.9%	31.3%

Total General & Administrative Expense	$58.1	$92.3	38.2%	47.8%

•	The decrease in general and administrative expenses during the three and nine months ended September 30, 2005 as compared to the same periods in 2004 is explained by decreases in payroll and payroll related expenses, contract development, legal expenses, billing, collections, professional and consulting fees and ILEC setup fees to establish service for new customers. These decreases were slightly offset by increases in bad debt expense and ILEC performance credits.
We have improved our operating costs and overall operations, which has contributed to improved per line administrative cost factors. We anticipate general and administrative expenditures will decrease in total as management continues to rationalize operating costs. However, this will be offset to some extent by our expected increase in VoIP during 2006. We will continue to evaluate our operations for efficiencies and our employee staffing requirements as they relate to increased efficiencies or needs to expand or outsource services. We expect to see continued improvements to the reductions of general and administrative expense as a percentage of total reported revenue in 2005 relative to 2004.
Retail Segment
•	General and administrative expense decreased $5.5 million and $19.9 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in the prior year. The largest decreases occurred in payroll and payroll related expenses, legal expenses, billing expenses and contract development expenses.

•	These decreases were slightly offset by an increase in ILEC performance credits for failure to meet certain service levels and an increase in bad debt expense due to the $2.5 million reserve that we booked against the SipStorm note, as mentioned in footnote 9 in the Notes to Consolidated Financial Statements “Related Party Transactions.”
Included in the retail services general and administrative expense are all employee benefits expenses, occupancy, insurance, and other indirect or overhead-related expenses as only direct costs are recorded within our wholesale services business segment.
Wholesale Segment
•	The decrease in general and administrative expense for the three and nine months ended September 30, 2005 as compared to the same periods in 2004 is a direct result of decreased wholesale lines in service. The expense line items that decreased most significantly are payroll and payroll related expenses, billing expenses, outsourced collection expenses and ILEC setup fees to establish service for new customers.
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

Depreciation and Amortization
•	Depreciation and amortization expense decreased $2.6 million and $5.9 million for the three and nine months ended September 30, 2005, respectively, as compared to the same periods in the prior year. The decrease was the result of decreased capital spending, asset disposals and an increase in the number of assets which became fully depreciated during the later part of 2004 and the first nine months of 2005.
Interest and Other Income
•	Interest and other income primarily consists of interest charged to our bundled residential and business customers for not paying their bills on time and income from interest earned on our cash balances.

•	During the nine months ended September 30, 2005, interest and other income also includes $6 million of lawsuit proceeds from our settlement with SBC Communications, Inc. and several of its subsidiaries, as described in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.
Interest and Other Expense
Interest and other expense includes late fees for vendor payments, discount fees related to our accounts receivable financing facility with Thermo, interest related to the asset based loan with Textron and our standby credit facility, capital leases and our other debt obligations.
•	The increase in interest and other expense during the three and nine months ended September 30, 2005 as compared to the same periods in 2004 was primarily attributable to the discount fees paid to Thermo, increase in balance of standby credit facility and increase in late fees for vendor payments during 2005.
Net Loss Attributable to Common Stockholders
•	Net loss attributable to common stockholders decreased by $11.1 million and $37.8 million during the three and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. In addition to the decreases in our operating losses and the income from the legal settlement discussed above, an additional $5.3 million and $13.4 million for the three and nine months, respectively, was attributable to the preferred stock conversion that occurred at the end of 2004.
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
We have incurred significant losses since our inception as a result of developing our business, performing ongoing research and development, building and maintaining our network infrastructure and technology, the sale and promotion of our services, and ongoing administrative expenditures. As of September 30, 2005, we had an accumulated deficit of approximately $417.3 million and $0.2 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, various working capital facilities, our standby credit facility and an initial public offering.
The company’s inability to operate profitably and to consistently generate cash flows from operations, its reliance therefore on external funding either from loans or equity raise substantial doubt about the company’s ability to continue as a going concern.
For the nine months ended September 30, 2005, net cash used in operating activities was $2.1 million as compared to $15.2 million in the prior year period.
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
While we satisfied conditions (1) and (3), our stockholder’s equity as of September30,2005 as indicated by this report was less than $2,500,000. Accordingly, we may be delisted from the NASDAQ SmallCap Market. This report will serve as notice to the NASDAQ Stock Market, Inc. of our material noncompliance with NASDAQ’s rules for continued listing on the NASDAQ SmallCap Market. In that event we expect our shares will begin trading on the OTC Bulletin Board.
On September 23, 2005, our shareholders approved a one-for-ten reverse stock split of our common stock. The reverse stock split was affected on September 26, 2005. Fractional shares were not issued in connection with the reverse stock split. All share and per share amounts have been restated herein to reflect the one-for-ten reverse stock split.
Effective September 30, 2005, our chief operating officer, Frank Grillo has resigned to pursue other opportunities. No replacement chief operating officer has been appointed. Instead our chief executive officer, Horace J. “Trey” Davis, III, will take over Mr. Grillo’s duties.
Our net cash used in investing activities decreased by $4.0 million to $2.2 million for the nine months ended September 30, 2005, compared to $6.2 million the prior year period. The reduction was attributable to the purchasing of less property and equipment during the nine months ended September 30, 2005 as compared to the same period in the prior year.
For the nine months ended September 30, 2005, net cash provided by financing activities was $3.1 million as compared to $14.2 million for the prior year period. This change is primarily the result of using proceeds from our accounts receivable financing facility to payoff our asset based loan with Textron.
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
During October 2005, we signed an amendment to our accounts receivable financing agreement with Thermo. The amendment increases the amount of accounts receivable that we can sell to Thermo from $22 million to $26 million, subject to selection criteria as defined in the original contract. The discount rate is increased from 2.5% to 2.75%.
ILEC, IXC AND RELATED DISPUTED CHARGES
Since our existence we have disputed and continue to dispute significant charges from the various ILECs, IXCs, and certain other carriers providing us services. We have a policy of treating all charges that we believe are without merit, but are still being presented on a bill to us as disputes, regardless of the age of the dispute. Our outstanding disputes at September 30, 2005 are summarized in the following table:

Outstanding Disputes
at September 30, 2005
(in millions)
Alternatively billed services	$6.0
Late fees for non-payment of disputed charges	5.8
Billing errors	4.8
All others	1.8

$18.4
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
We believe that we have adequately accrued for our disputes and we believe our maximum exposure for these charges is $18.4 million. However, we do not believe that all of these charges are valid and intend to continue our dispute and non-payment of these charges.
RELATED PARTY TRANSACTIONS
On September 29, 2004, we signed an agreement with SipStorm, Inc., a company owned by two of our shareholders and former officers of our company; we transferred selected computer hardware, software and intellectual property rights to SipStorm. Relative to the purchase, SipStorm assumed responsibility for certain accounts payable, future maintenance payments and provided a promissory note in the amount of $2.8 million. The promissory note was settled for $250,000 during the second quarter of 2005. The note was collateralized by shares of our common stock owned by the directors of SipStorm and $250,000 reflected the estimated realizable value of that portion of our common stock at the time of the settlement.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported in accordance with SEC rules and forms. Our management, with the participation of Chief Executive Officer, Horace J. Davis, III and Acting Chief Financial Officer, J. Michael Morgan, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, Messrs. Davis and Morgan have concluded that our disclosure controls and procedures are effective in causing material information to be recorded, processed, summarized, and reported so as to ensure the quality and timeliness of our public disclosures in compliance with SEC rules and forms.
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
Susan Schad, on behalf of herself and all others similarly situated, filed a class action lawsuit against Trinsic Communications, Inc. (formerly known as Z-Tel Communications, Inc.), our wholly-owned subsidiary corporation, on May 13, 2004. The lawsuit alleges that our subsidiary has engaged in a pattern and practice of deceiving consumers into paying amounts in excess of their monthly rates by deceptively labeling certain line-item charges as government-mandated taxes or fees when in fact they were not. The complaint seeks to certify a class of plaintiffs consisting of all persons or entities who contracted with Trinsic for telecommunications services and were billed for particular taxes or regulatory fees. The complaint asserts a claim under the Illinois Consumer Fraud and Deceptive Businesses Practices Act and seeks unspecified damages, attorneys’ fees and court costs. On June 22, 2004, we filed a notice of removal in the state circuit court action, removing the case to the federal district court for the Northern District of Illinois, Eastern Division, C.A. No. 4 C 4187. On July 26, 2004, Plaintiff filed a motion to remand the case to the state circuit court. On January 12, 2005, the federal court granted the motion and remanded the case to the state court. On October 17, 2005, the state court heard argument on Trinsic’s motion to dismiss the lawsuit and granted that motion, in part with prejudice. The court dismissed with prejudice the claims relating to the “E911 Tax,” the “Utility Users Tax,” and the “Communications Service Tax.” The court found that those tax charges were specifically authorized by state law or local ordinance, and thus cannot be the basis of a Consumer Fraud claim. The court also dismissed (but with leave to replead within 28 days) the claims relating to the “Interstate Recovery Fee” and the “Federal Regulatory Compliance Fee.” The court determined that plaintiff had failed to allege how she was actually damaged by the allegedly deceptive description of the charges. While the partial dismissal with prejudice is a positive development, and although we believe the plaintiff’s allegations are without merit and intend to defend the lawsuit vigorously, we cannot predict the outcome of this litigation with any certainty.

3.	Case. No. 0410453, Wilder Corporation of Delaware, Inc. v. Trinsic Communications, Inc., In the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, Division G, filed November 19, 2004
On November 19, 2004, the landlord of our principal Tampa, Florida facility sued us a seeking a declaration of its rights and obligations under the lease and damages for breach of contract. We assert that the landlord has failed to provide certain services in accordance with the lease, including maintenance of air conditioning and emergency electrical generating systems crucial to our operations. We have taken steps necessary to provide this maintenance and have offset the costs of these measures against the rent, which we believe we are entitled to do under the lease. Thus far we have withheld approximately $[ ]. We also believe we are entitled to reimbursement from the landlord for approximately $23,000 in costs associated with improvements to the leased space.
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
At the Annual Meeting of Shareholders held on July 1, 2005, the following proposal was adopted by the margins indicated:
     1. To elect the following individuals to the Board of Directors to hold office until their successors are elected and qualified:

	Number of Shares
Nominee	For	Withheld
Andrew C. Cowen	42,725,167	54,374
Raymond L. Golden	42,724,352	55,189
The terms of office of the following other directors continued after the meeting:
W. Andrew Krusen
Lawrence C. Tucker
Richard F. LaRoche, Jr.
Roy Neel
On September 23, 2005, we held a special meeting of the stockholders at which the following proposals were approved:
I.     To permit the conversion (the “Conversion”) of Trinsic’s approximately $24.1 million aggregate liquidation preference of Series H Preferred Stock into common stock at a conversion price equal to $0.39, per share, subject to antidilution adjustments; provided, however, that if on or prior to September 29, 2005, Trinsic shall not have entered into a definitive agreement(s) to acquire no less than 150,000 “UNE-P” subscriber lines (tested as of September 29, 2005), then the permitted conversion price shall reduce to $0.20 per share, subject to antidilution adjustments; and
II.     To approve an amendment of Trinsic’s certificate of incorporation to effect a reverse stock split of the common stock in the ratio of an integral number between and including three and twelve to one, as determined at the discretion of the board of directors, which reverse stock split at any ratio may be abandoned at any time prior to effectiveness at the discretion of the board of directors, notwithstanding Stockholders’ authorization thereof.
The proposals are more fully described in our definitive proxy statement filed with the Securities and Exchange Commission on September 2, 2005.
The votes cast for and against each proposal are set forth below.
Proposal I

For	Against	Abstention
34,946,454	890,643	78,391
Proposal II

For	Against	Abstention
34,926,806	977,194	11,488

ITEM 6. EXHIBITS
(a) The following exhibits are filed as part of this report:

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Trinsic, Inc. as amended. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 filed April 15, 2005.

3.2	Amended and Restated Bylaws of Trinsic, as amended. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed November 15, 2004.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Trinsic, Inc. Incorporated by reference to Exhibit 3.3 to our Form 8-K filed September 28, 2005.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 filed April 15, 2005.

4.2	See Exhibits 3.1, 3.2 and 3.3. of this report for provisions of the Amended and Restated Certificate of Incorporation, as amended, and our Bylaws, as amended, defining rights of security holders.

4.6	Form of Warrant for the purchase of shares of our common stock by each of the purchasers of our Series D Convertible Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

4.7	Stock and Warrant Purchase Agreement, dated October 19, 2000, by and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.9	Registration Rights Agreement between and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.10	Warrant issued to The 1818 Fund III, L.P. for the purchase of shares of our common stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.11	Certificate of Designation of Series F Junior Participating Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

4.12	Rights Agreement dated as of February 19, 2001 between Z-Tel Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent, as amended July 2, 2001. Incorporated be reference to the correspondingly numbered exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2001

4.13	Amendment No. 1 to Rights Agreement dated as of November 19, 2004 between Z-Tel Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 to our registration statement on form 8-A/A filed on December 6, 2004.

EXHIBIT
NUMBER	DESCRIPTION
4.14	Amendment No. 2 to Rights Agreement dated as of July 19, 2005, between Trinsic, Inc. and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 to our registration statement on form 8-A/A filed on July 21, 2005.

4.15	Stock and Warrant Purchase Agreement, dated as of July 2, 2001, by and between us, D. Gregory Smith, and others. Incorporated by reference to Exhibit 1 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.16	Warrant for the Purchase of Shares of Common Stock of Trinsic, dated as of July 2, 2001. Incorporated by reference to Exhibit 2 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.17	Backup Purchase Agreement, dated as of July 2, 2001, by and among Z-Tel Communications, Inc., a Delaware corporation and our wholly owned subsidiary, Touch 1 Communications, Inc., an Alabama corporation and our wholly owned subsidiary, D. Gregory Smith and others. Incorporated by reference to Exhibit 4 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.18	Additional Investor Registration Rights Agreement, dated as of July 2, 2001, between Z-Tel, D. Gregory Smith and others. Incorporated by reference to Exhibit 5 to the Schedule 13D filed July 24, 2001 with respect to our common stock by, among other persons, D. Gregory Smith.

4.19	Voting Agreement, dated as of June 29, 2001, between us and certain of our stockholders. Incorporated by reference to Exhibit 5 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.20	Exchange and Purchase Agreement dated July 15, 2005 between Trinsic, Inc. and The 1818 Fund III, L.P. Incorporated by reference to Exhibit A to our Form 8-K filed July 20, 2005.

4.21	Certificate of Designation of Convertible Preferred Stock, Series H. Incorporated by reference to Exhibit B to our Form 8-K filed July 20, 2005.

4.22	Voting Agreement, dated August 31, 2005, between us and The 1818 Fund III, L.P. Incorporated by reference to Exhibit B to our Form 8-K filed September 7, 2005.

10.1.1	Standby Credit Facility Agreement, dated August 24, 2004, by and among Trinsic, Inc. and The 1818 Fund III, L.P. Incorporated by reference to Form 8-K filed on August 26, 2004

10.1.2	Amendment No. 1, dated May 24, 2005, to Standby Credit Facility Agreement, dated August 24, 2004 by and between Trinsic, Inc. and The 1818 Fund III, L.P.

10.1.3	Amended and Restated Senior Unsecured Promissory Note dated August 24, 2004 from Trinsic, Inc. to The 1818 Fund III, L.P.

10.2.1	1998 Equity Participation Plan. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

10.2.2	2000 Equity Participation Plan, as amended. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 filed April 15, 2005.

10.2.3	2004 Stock Incentive Plan. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed May 8, 2005.

10.3	Loan and Security Agreement, dated April 22, 2004, by and between Textron Financial Corporation and Z-Tel. Incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-3 (File No. 333-116747), originally filed June 22, 2004, as amended and as effective July 15, 2004.

10.4	Receivables Sales Agreement dated as of July 27, 2000 by and between Z-Tel Communications, Inc., as seller and subservicer, Touch 1 Communications, Inc., as seller and subservicer, and RFC Capital Corporation, as purchaser. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10- Q for the quarter ended June 30, 2000, filed on August 14, 2000, with an amendment extending the agreement until July 27, 2004.

EXHIBIT
NUMBER	DESCRIPTION
10.5	Form of Indemnification Agreement for our executive officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.6	Employment Agreement of Horace J. Trey Davis III, dated August 14, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 17, 2004. By amendment dated October 5, 2004, the annual salary was increased to $300,000. The amendment is incorporated by reference to Exhibit 99.1 to Form 8-K filed October 12, 2004.

10.7	Modification and Termination Agreement dated January 27, 2005 with Textron Financial Corporation modifying our Loan and Security Agreement dated April 22, 2004. Incorporated by reference to Exhibit 10.4 to Form 8-K filed February 2, 2005.

10.8	Asset Sale and Purchase Agreement dated September 29, 2004, between and among Sipstorm, Inc. and us. Incorporated by reference to Exhibit 99.1 to October 6, 2004.

10.11	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. to William F. Corman (First Revocable Trust). Incorporated by reference to the correspondingly numbered exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.12	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. to James F. Corman. Incorporated by reference to the correspondingly numbered exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.13	Agreement for Resale of Local Wireline Telecommunications Services and Provision of Ancillary Services, dated February 4, 2003, between Z-Tel Communications Inc. and Sprint Communications L.P. Incorporated by reference to Exhibit 10.14 of our Annual Report on Form 10-K for the year ended December 31, 2003, filed March 30, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment

10.14	Receivables Sales Agreement, dated as of March 28, 2005, by and between Trinsic Communications Inc. and Touch 1 Communications s Inc., collectively as Seller and Subservicer, and Thermo Credit, LLC, as Purchaser and Master Servicer. Incorporated by reference to Exhibit 10.1 to our o Form 8-K filed i April 5, 2005.

31.1	Certification , of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 14th day of November 2005.
TRINSIC, INC.

By:	/s/ HORACE J. DAVIS, III

Horace J. Davis, III
Chief Executive Officer

By:	/s/ J. MICHAEL MORGAN

J. Michael Morgan
Acting Chief Financial Officer
A signed original of this report has been provided to Trinsic, Inc. and will be retained by the Trinsic, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.