Form 10-K
period 2005-12-31
Trinsic, Inc.
filed 2006-03-31
CIK 1096509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(MARK ONE)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2005
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
Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Exchange Act.)
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☑ No ☐
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act.)
Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter.   $2,390,703.
The number of shares of the Registrant’s Common Stock outstanding as of March 30, 2006 was approximately 17,559,119.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement relating to its 2006 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III of this Report.
ITEM 1. BUSINESS
GENERAL
Trinsic, Inc. (formerly Z-Tel Technologies, Inc.) and subsidiaries (“Trinsic,” “we” or “us”) is a provider of residential and business telecommunications services. We offer local and long distance telephone services in combination with enhanced communications features accessible through the telephone, the Internet and certain personal digital assistants. In 2004 we began offering services utilizing Internet protocol, often referred to as “IP telephony,” “voice over Internet protocol” or “VoIP.” We provide services at both the retail and wholesale level.
At the retail level, we provide our traditional circuit-switched local services in forty-nine states. Our facilities based residential services are provided to customers in some areas of New York City and our business VOIP offerings are limited to the New York City metropolitan area and Tampa. Excluding VoIP lines, we served at year end 2005 under the Trinsic ‘brand” approximately 105,000 retail residential lines, 41,000 retail business lines, and 30,000 retail stand-alone long distance lines. We gained nearly all of the long distance customers with our acquisition of Touch 1 Communications, Inc. in April 2000. We serve approximately 3,000 VoIP lines.
We introduced our wholesale services during 2002 and Sprint Nextel Corp. (formerly Sprint Communications Company) (“Sprint”) has been our principal wholesale customer since February 2003. At the wholesale level, we served approximately 126,000 billable lines as of year end 2005. On October 26, 2005, we entered into a definitive agreement to acquire substantially all of these lines for which we currently provide services under a wholesale, “private-label” arrangement. Where regulatory authority for the transfer was completed, the transfer of in service lines was effected on February 2, 2006 and February 16, 2006. As of today, slightly less than 10,000 wholesale lines remain in place. It is intended that these remaining wholesale lines will be transferred to Trinsic as further regulatory approvals are obtained over the course of the next 60 days.
Historically we have utilized the unbundled network elements platform (“UNE-P”) as the primary basis of delivering our services to our retail customers and to the end users of our wholesale customers. Under UNE-P, we utilize various unbundled elements of the traditional local telephone companies (“incumbent local exchange carriers” or “ILECs”) to facilitate the delivery of our services to end users. Our access to ILEC networks has historically been based upon the Telecommunications Act of 1996 (the “Telecommunications Act”) which imposed a variety of duties upon the ILECs, including the duty to provide “competitive local exchange carriers” (“CLECs”), like us, with access to the individual components of their networks. Court decisions and rulings by the Federal Communications Commission (“FCC”), however, have sharply limited our rights to access the ILEC networks and have directly and negatively impacted the cost of obtaining that access. FCC rules effective on March 11, 2005 eliminated mandatory national access to UNE-P for new customers and required us to transition our customers to alternative arrangements within one year unless we entered into commercial service agreements with ILECs that provided otherwise. We have entered into commercial services agreements with BellSouth, Qwest, Verizon and SBC Communications that will allow us to continue utilizing UNE-P in their territories. See the section of this Item 1 entitled “Government Regulation” and Item 1A. Risk Factors.
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
INDUSTRY BACKGROUND
The Telecommunications Act of 1996 (the “Telecommunications Act”) was enacted principally to foster competition in the local telecommunications markets. The Telecommunications Act imposed a variety of duties upon the ILECs, including the duty to provide other communications companies, like us, with access to the individual components of their networks, called “network elements,” on an unbundled basis at any feasible point and at rates and on terms and conditions that were just, reasonable and nondiscriminatory. A network element is a facility or piece of equipment of the ILEC’s network or the features, functions or capabilities such facility or equipment provides. In 1996, the FCC, pursuant to the Telecommunications Act, mandated that incumbent local exchange carriers provide access to a set of unbundled network elements including, among other elements, local loops (i.e. the wires that reach from the ILEC central office to the end user’s premises), switching, transport and signaling. This combined set of elements is referred to as the “unbundled network element platform” or “UNE-P.” Moreover, the FCC mandated that ILECs must provide the unbundled network element platform at rates based on a forward-looking, total long-run incremental cost methodology. Court decisions and FCC rulings over the past two years have substantially reversed these earlier FCC mandates. (See the section of this Item 1 entitled “Government Regulation” and Item 1A. Risk Factors.)
The Telecommunications Act also established procedures by which the regional Bell operating companies (“Bell operating companies”) were allowed to handle “in-region” long distance calls, that is, calls that originated from within their telephone service areas and terminated outside their service areas. The 1984 court order that divided AT&T prohibited Bell operating companies from providing “in-region” long distance telephone service. Under the Telecommunications Act, Bell operating companies could provide such in-region service if they demonstrated to the FCC and state regulatory agencies that they complied with a 14-point regulatory checklist, including offering interconnection to other communications companies, like us, and providing those companies access to their unbundled network elements on terms approved by a state public service commission. Bell operating companies received authority to provide in-region long distance services in all applicable states. However, the Section 271 “checklist” is a continuing obligation pursuant to section 271(d)(6) of the Telecommunications Act. (See section of this report entitled “Government Regulation.”)
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
Circuit-Switched Business Services
Our local business circuit-switched business telephone service is targeted to small and medium sized businesses (typically having four or fewer lines) and businesses having multiple units. The service is local telephone service bundled with long distance (1+) telephone service, calling card services and enhanced features, including our proprietary features. Because we provide service in nearly every state, our business services are particularly valuable to firms having multiple locations in various states. With us, they deal with only one telephone company. We began offering business services in 2002. We provide service in every state but Alaska, in areas served by a Bell operating company or formerly served by GTE. Current customers include Darden Restaurants, Compass, Metromedia Restaurant Group and Circuit City Stores.
We do not actively market our circuit-switched business telephone services.
Long Distance
We offer long distance services on a stand-alone basis to residences and business. Our stand-alone long-distance is a usage-based service that allows customers to use us as their primary long distance calling provider to complete their direct-dialed long distance (1+) calls. We do not actively market standalone long distance services. We gained nearly all of the long distance customers with our acquisition of Touch 1 Communications, Inc. in April 2000.
VoIP Services
We provide VoIP telephone services in areas within reach of our own IP telephony network. Our VoIP network utilizes Cisco technology and services and is integrated with our enhanced communications services platform so that in addition to increased bandwidth and service flexibility, our customers enjoy features such as PVA. The services are provided to both residences and businesses. Our facilities based residential services are provided to customers in some areas of New York City and our business VOIP services are limited to the New York City metropolitan area and Tampa.
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

WHOLESALE SERVICES
Within the wholesale segment, we previously offered a comprehensive package of communications and advanced support services to other communications companies for their use in providing services to their own retail customers. Among the wholesale services provided were local exchange telephone services, long distance telephone services, our proprietary enhanced features, enhanced features we acquire from incumbent local exchange carriers, ordering, provisioning (i.e. the process by which a telephone company is established as the end user’s primary telephone company), inbound sales, fulfillment, billing, collections and customer care. Our enhanced communications platform had the capability to integrate with most communications transport networks, including wireless, cable, and Internet networks.
On February 4, 2003, we signed a non-exclusive, wholesale services agreement with Sprint. The agreement gives Sprint access to our telephone exchange services and our Web-integrated, enhanced communications platform and operational support systems in connection with Sprint’s local residential telephone service.
On October 26, 2005, we entered into an agreement to acquire the Sprint lines for which we currently provide services on a wholesale basis. As of February 16, 2006, over 90% of the Sprint bases had been acquired by Trinsic. Upon the completion of this transaction over the course of the next 60 days, we will no longer have a wholesale business since Sprint is currently our only wholesale customer.
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
BUSINESS STRATEGY
Our basic business strategy is to —
•	Focus our resources on preserving and maintaining our existing customer base of UNE-P and VoIP customers
•	Grow these customer bases through acquisition of mature customer bases or geographic focus
•	Limit our capital expenditures to capacity and required technical upgrades of existing equipment, and projects that will produce immediate or significant positive cash returns
•	Identify and seek to divest assets that do not meet internal return requirements
•	Continually undertake a corporate wide evaluation of expenses. This includes the consolidation of functions, divesting of unused and under utilized facilities, renegotiation of vendor contracts, extension of vendor payment terms and other cost cutting measures.
•	Continue to evaluate our markets and reduce sales staffing levels and close retail outlets that do not meet minimum internal rates of returns.
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
FEDERAL REGULATION
FCC Policy on Unbundled Access to Network Elements of Incumbent Local Exchange Carriers
While Trinsic’s regulatory environment continues to be dynamic and complex, there is one overriding issue that drives our business: our ability to interconnect with, access and use the local networks of incumbent local telephone exchange carriers (like Verizon, SBC (now AT&T), BellSouth and Qwest) to provide our services. The “incumbent local exchange carrier” or “ILEC” is the old established wireline telephone company. Non-incumbent telephone companies like us are referred to as competitive local exchange carriers or “CLECs.” All of our telecommunications services, residential and business, analog and VoIP, utilize, to some extent, an ILEC network.
•	Historically, in providing our residential and business local telephone services throughout the United States, we have utilized the unbundled network element platform (or “UNE-P”) which is a combination of functions and components of an ILEC network, including analog loops, switching and transport. As discussed below, FCC rules effective on March 11, 2005 restricted our access to UNE-P for new customers and are requiring us to transition our customers to alternative commercial arrangements, different networks or resale.

•	As an alternative to utilizing UNE-P, in New York City and in Tampa, Florida, we provide VoIP residential and business telephone services through a network architecture called “UNE loop,” or “UNE-L.” The UNE-L entry strategy requires us to establish collocation arrangements with the ILEC and have unbundled access to analog loops, and transport.

•	We provide VoIP telephony services to businesses in the New York City metropolitan area and Tampa utilizing an IP network. This network requires us to purchase or lease high-capacity digital connections from the customer’s premises to our IP facilities. In many instances, the only cost-effective means of obtaining that high-capacity digital connection is from the ILEC. Typically, we provide service by means of a combination of unbundled high-capacity loops and transport, which is called an “Enhanced Extended Link,” or “EEL.” In some situations, we obtain transport from another, non-incumbent provider but are dependent upon the ILEC for the final, “last-mile” connection to the customer premises. In those situations, we purchase an unbundled high-capacity loop from the ILEC. In the absence of access to unbundled access to high-capacity loops and transport, our only option would be to purchase these connections as retail, “special access” circuits that are available from ILECs and other providers. The prices of these retail (and largely-deregulated) special access circuits are, in many instances, substantially higher than the wholesale (and regulated) prices for unbundled network elements.
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
The FCC Triennial Review Remand Order became effective March 11, 2005. After that date, we are unable to place orders for new customers and lines that utilized unbundled switching and high-capacity loops and transport that no longer qualified for unbundling under the new rules. For Trinsic’s embedded base of customers, the FCC imposed a price increase of $1 per month for each line that utilized unbundled switching and a price increase of 15% for each high-capacity loop or transport arrangement that no longer qualified for unbundling under the new rules. The FCC Triennial Review Remand Order also established a one-year transition period for this embedded base of customers – at the end of that transition period, currently set as March 15, 2006, the prices for access to unbundled switching and those loop and transport arrangements will no longer be federally regulated.
In the normal course of our business, we enter into contractual arrangements with ILECs for access to their networks. In order to ensure continued access to UNE-P service elements, Trinsic has signed and implemented Commercial Service Agreements with Verizon, SBC (now AT&T), BellSouth and Qwest. These agreements allow us to continue to provide UNE-P based services after the March 15th transition period. While terms contained in these Commercial Agreements include rates that are higher than previously available, the do allow us to continue providing services in much the same manner as prior to the FCC’s rulings.
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
In August 2003, the FCC released its final decision in the Triennial Review proceeding. In the Triennial Review Order, the FCC also ruled that entrants would no longer be able to access network elements utilized by incumbent local telephone companies to provide “broadband” services, such as fiber-to-the-premises loops, high-capacity transport, packet switching, line-sharing for DSL services, and fiber-fed “digital loop carrier” loops. In subsequent decisions, the FCC has even more sharply limited the ability of companies like Trinsic to obtain unbundled access to ILEC fiber optic lines. On August 9, 2004, in a reconsideration order in CC Docket No. 01-338, the FCC ruled that ILECs need not be required to unbundled fiber to multiple dwelling units, even if fiber only reaches the minimum point of entry of the building. On October 18, 2004, in a second reconsider order in CC Docket No. 01-338, the FCC ruled that “fiber-to-the-curb” loops will also be exempt from unbundling requirements just as fiber-to-the-premises loops were exempted in the August 2003 order. The FCC also clarified that ILECs were not required to add time-division multiplexing capabilities to any new packetized transmission facilities constructed in order to facilitate interconnection by competitors.
These restrictions on access to ILEC fiber networks and architecture could have a significant impact on our ability to provide services to our customers. In particular, even in situations in which Trinsic would otherwise be entitled to unbundled access to a loop, transport circuit or EEL, these exclusions could permit ILECs to refuse to offer these connections to us, on the basis that loop, transport or EELs qualifies as “fiber-to-the-premises,” or “fiber-to-the-curb,” or involves access to “packet switching.” As a result, these exclusions from unbundling could limit our ability to provide service to customers cost-effectively and could have a significant and material impact upon our business.
The regulatory uncertainty and the absence of effective network access rules have required us to adjust our business plan in a number of ways, as discussed elsewhere in this report. As a result, these regulatory developments have had an immediate, significant, adverse and material impact upon our business. In order to minimize the impact, we entered into discussions and executed Commercial Service Agreements with ILECs to establish commercial terms and arrangements for access to their local networks. There is no assurance that we will be able to renew these commercial arrangements with Verizon, SBC (now AT&T), BellSouth, Qwest or other ILECs at the time of their expiration. Moreover, even in the interim, the terms of those existing arrangements might require us to adjust our business plan and service offerings significantly. We may be required by these financial implications and/or regulatory developments to limit access to our service and/or withdraw from certain markets.
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
Although the FCC’s TELRIC rules have been supported by the courts, the establishment of rates occurs on a state-by-state basis and is subject to change. Some states are currently re-evaluating the pricing of these unbundled network elements. As a result, it is possible that prices in some states could increase or lower rates over existing levels. Our intent is to be an active participant in many of these rate cases and any others that might be critical to our operations. We anticipate joining other competitive service providers on a limited basis in arguing that existing rates and rates proposed by the incumbents are overstated and do not reflect the true total element long run incremental costing principles required by the FCC and the Telecommunications Act.
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
In addition, our status as a common carrier gives us rights under section 251 of the Telecommunications Act to interconnect with, obtain access to, and collocate on the premises of incumbent local exchange carriers like Verizon, SBC (now AT&T), BellSouth, and Qwest. Section 251 of the Act requires ILECs to —
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
Interconnection Agreements
The rights and obligations Trinsic has pursuant to section 251 and 271 of the Telecommunications Act are generally implemented through “interconnection agreements” and commercial services agreements with ILECs through which we obtain access to the ILEC networks.
In the normal course of business, we have entered into interconnection agreements and commercial service agreements with the ILECs in all states where we currently offer local exchange services. However, at any point in time an interconnection agreement may not contain the best-available terms offered to our competitors, a situation that could adversely affect our ability to compete in the market. In addition, several of our interconnection agreements with Verizon, SBC (now AT&T) and BellSouth have expired. The terms of those contracts provide for the agreements to continue in place until a replacement is executed or upon termination by either party. The incentive of the incumbent local exchange carrier to negotiate fair or proper interconnection agreement terms is a function of the willingness and authority of state commissions and the FCC to enforce rules and policies promulgated under the Telecommunications Act. The potential cost in resources and delay from this interconnection agreement negotiation and arbitration process could harm our ability to compete in certain markets, and there is no guarantee that a state commission would resolve disputes, including pricing disputes, in our favor.
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
Collocation
The FCC has adopted rules designed to make it easier and less expensive for competitive local exchange carriers to collocate equipment at incumbent local exchange carriers’ central offices by, among, other things, restricting the incumbent local exchange carriers’ ability to prevent certain types of equipment from being collocated and requiring incumbent local exchange carriers to offer alternative collocation arrangements, such as cageless collocation. Restrictions and impediments to collocation could harm our business, as we collocate in ILEC central offices to provide both our UNE-L network services and our network VoIP services.
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
Many ILECs require their DSL customers to purchase analog dialtone service from them as well. Those policies limit the market for VoIP services that utilize broadband, DSL connections to provide dialtone service, as DSL customers will have already purchased dialtone from the ILEC. The FCC is also considering a petition filed by BellSouth that would preempt state orders in Kentucky, Georgia and Louisiana that order BellSouth to stop requiring its DSL customers to purchase analog dialtone service from BellSouth. Trinsic and other entrants have opposed BellSouth’s efforts to “tie” the sale of DSL to analog dialtone service on the basis that such a policy has an unreasonable and unlawful effect of suppressing competition for VoIP services. The FCC has not yet ruled on the BellSouth petition.
Bell Operating Company Entry into the Long Distance Market.
The Telecommunications Act permitted the Bell operating companies (Verizon, SBC (now AT&T), Qwest, and BellSouth) to provide long distance services outside their local service regions immediately, and permits them to provide in-region long distance service upon demonstrating to the FCC that they have adhered to the Telecommunication Act’s Section 271 14-point competitive checklist. The FCC must also find that granting the application would be in the “public interest.” Bell operating companies have received long-distance authority in all 50 states.
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
At the same time, the Section 271 process also provides an important ongoing incentive for Bell operating companies to comply with the unbundling and interconnection requirements of the Telecommunications Act. The section 271 “competitive checklist” specifically requires Bell companies to provide competitors access to “loop transmission”, “switching”, “transport” and “signaling.” In the Triennial Review Order, the FCC ruled that these section 271 checklist requirements were independent legal obligations that Bell companies must comply with, regardless of the status of the unbundling rules under section 251. In the USTA II decision, the D.C. Circuit characterized this independent legal obligation as a “reasonable” approach. The Triennial Review Remand Order issued earlier this year did not directly address the question of a Bell company’s statutory obligation under section 271 of the Act to provide access to the network elements specifically-enumerated in section 271, particularly with regard to checklist item six, “switching”, even if those network elements are not required to be unbundled pursuant to section 251. However, the FCC ruled that with regard to the “broadband” network elements that it did not require to be unbundled under section 251 in the 2003 Triennial Review Order, the FCC ruled that Bell companies are not required to offer access to broadband elements pursuant to section 271 absent a 251 unbundling requirement. Trinsic disagrees with that FCC ruling. All of the Bell companies have currently pending before the FCC petitions requesting that the FCC “forbear” from these independent section 271 regulatory requirements. Trinsic has vigorously opposed those petitions. Trinsic will vigorously enforce its rights to access to Bell company networks pursuant to the independent legal authority that the section 271 checklist requires. If the FCC, state commissions or the courts do not enforce section 271 checklist items as separate obligations on Bell companies, our ability to provide service to our customers and our business would be harmed.
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
FCC Policy on Enhanced, Information Services and Internet Protocol-Enabled Services (such as Voice over Internet Protocol)
On March 10, 2004, the FCC released a Notice of Proposed Rulemaking that seeks to establish a comprehensive regulatory framework for “Internet Protocol-Enabled Service,” or “IP-Enabled Services.” IP-Enabled services include VoIP services. The FCC proposed that IP-Enabled Services be subject to limited regulation and that inconsistent state and local regulation would be preempted. Under the FCC’s proposal, the regulation that survives would be tied to the particular functionality offered by the service provider. For example, the application of E911 services may be different for “dialtone-like” services as opposed to voice capabilities of interactive computer games.
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
The distinction between “information services” and “common carrier services” is important in many respects. A panoply of federal (tariffs), state (certification requirements) and even local regulation (franchise or rights of way fees), apply to “common carrier services” but not necessarily all “information services.” Under FCC rules, interstate common carriers must contribute a percentage of revenue to federal universal service support systems; information service providers do not make such a contribution. At the same time, common carriers are granted certain rights that information service providers do not have – for example, only common carriers have the ability to collocate equipment and purchase unbundled network elements from incumbent local telephone companies pursuant to section 251 of the 1996 Act. Interexchange common carriers (e.g., long-distance providers) generally have to pay “access charges” to local exchange companies for long-distance calls that originate or terminate on a local exchange carrier’s local network. Information service providers (such as an Internet service provider) do not pay these “access charges” when their customers utilize local exchange carrier networks to utilize the information service provider’s service. As discussed above, since Trinsic offers both common carrier and information services to its customers, these distinctions have an important impact upon our business.

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
In addition, several ILECs, including BellSouth and SBC (now AT&T), have filed petitions before the FCC requesting that the FCC forbear from long-standing network access requirements for their networks to the extent those networks are capable of supporting IP services. These petitions would remove ILEC “broadband” networks from the Computer II/III rules that give competitors the ability to interconnect with these networks. Similarly, on February 13, 2003, the FCC proposed in CC Docket No. 02-42 that incumbent local exchange carrier provision of wireline broadband Internet access services as an “information service” and regulate the provision of such services pursuant to Title I of the Communications Act of 1934. In addition, the FCC sought comment on whether its Computer II/Computer III rules, which govern access to ILEC networks by third parties to provide information services. The proposed rules could, if adopted without adequate assurances for competitive access, limit the ability of new entrants to access and utilize the networks of incumbent local exchange carriers to provide advanced, broadband Internet access and could therefore harm Trinsic’s ability to provide services to its customers.
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
In addition, as discussed above, the rates that Trinsic and other competitive local exchange carriers may charge for interstate switched access services are regulated pursuant to the FCC’s April 2001 CLEC Access Charge Order (See “Interstate Tariffs and Rates” above). Changes to the intercarrier compensation regime could affect our costs and revenues and could also impact the competitive environment for telecommunications and information services.
Potential Federal Legislation
Changes to the market-opening and enforcement provisions of the Communications Act of 1934 or the Telecommunications Act of 1996 could adversely affect our ability to provide competitive services and could harm our business. In 2004 and 2005, federal legislation that would determine that services that utilized the Internet Protocol would not be subject to state and local regulation have been introduced. These bills have had hearings before respective committees in the House and Senate. None have been submitted to either full chamber for consideration and a vote. At this early stage of legislative involvement, it is difficult to determine the long-run impact any bill could have upon our business if it were to become law.
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
State legislatures also may impact our business. For example, in 2003, the Illinois General Assembly passed a law that ordered the Illinois Commerce Commission to increase unbundled network elements rates. Trinsic and several other competitive carriers filed a lawsuit and injunction against that law, on the basis that the Telecommunications Act of 1996 ordered state commissions — not state legislatures — to establish rates for network elements. The U.S. District Court for the Northern District of Illinois and, subsequently, the United States Circuit Court of Appeals for the Seventh Circuit, agreed and ordered a permanent injunction against the Illinois statute. Nevertheless, incumbent local telephone exchange carriers actively lobby and support legislation that would curtail the roles of state public utility commissions, limit competitive access laws that may exist at the state level that may go beyond the Telecommunications Act, or otherwise limit the ability of competitive companies like Trinsic to compete against ILECs or obtain access to local networks at just, reasonable and nondiscriminatory rates. At any point in time, several such bills are pending before the state legislatures of states in which we do business, and passage of such legislation could have a significant and material effect on our ability to do business in that particular state.
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
We believe that incumbent local exchange carriers that offer a package of local, long distance telephone and information services will be particularly strong competitors. Incumbent local exchange carriers, including Verizon, BellSouth, Qwest and AT&T, are currently providing both long distance and local services as well as certain enhanced telephone services that we offer. With the merger of AT&T and SBC as well as Verizon and MCI, the line between local provider and long distance provider has been significantly blurred. We believe that the Bell operating companies will attempt to offset market share losses in their local markets by attempting to capture a significant percentage of the long distance market. Wireless carriers offering bundled service packages with prepaid “anywhere” minutes will also offer an alternative to traditional wireline long distance services.
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
RESEARCH AND DEVELOPMENT ACTIVITIES
For the fiscal years ended December 31, 2005, 2004 and 2003, we invested approximately $2.3 million, $4.7 million and $6.0 million, respectively, in company-sponsored research and development activities.
EMPLOYEES
As of March 24, 2006, we had approximately 426 employees. None of our employees are covered under collective bargaining agreements.
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
ITEM 1A. RISK FACTORS
Certain material risks to our financial condition and our business are set forth below. The list is not intended be exhaustive as a listing of all such risks would be impossible. Moreover, the order in which the risks appear does not necessarily correlate with the magnitude of any risk.
Risks Relating to Our Business and Financial Condition
Loss of Asset-Based Financing
We depend upon continued access to asset-based financing to fund our operations. We have a Receivables Financing Agreement with Thermo Credit LLC. Under that agreement, Thermo Credit will from time to time purchase portions of our customer accounts receivable at its discretion. There is the possibility that we could lose access to this financing anytime. While we believe other sources of financing are available, the loss of asset-based financing would materially and adversely affect our ability to operate.
Adequacy of Financing
We have reported recurring losses since our inception. Our ability to continue to operate is contingent upon obtaining additional financing. We do not currently have the necessary capital on hand or expected cash flow to fund any growth opportunities that we may have in the future. Our lack of adequate capital also may hamper our ability to respond to developments discussed below as risk factors, including but not limited to expanding our network infrastructure, reacting to software failures or errors and network failures. Our history of losses and the uncertainty surrounding industry will likely lead to reluctance among lenders and investors.
Availability and Favorable Pricing of Unbundled Network Components
Part of our business strategy is to focus on territories where we have access to ILEC local networks at favorable rates to provide our services. We currently have agreements with Qwest, Verizon, SBC and BellSouth that will give us access to the local networks in their territories. These agreements cover over 90% of our customer base and expire July 31, 2008, April 30, 2010, October 18, 2010 and September 10, 2006 (with automatic six month renewals), respectively. There can be no assurance that the ILECs will be willing to renew these agreements upon terms favorable to us.
Acquisition of New Customers
Unless we continually add new customers the number of our customers will decline over time through normal attrition because customers move their operations, become insolvent or switch to another carrier for price, service, quality or other reasons. For our business to be successful we must gain new customers from which to generate operating cash flow to fund our operations. We have limited resources to fund marketing and sales activities. Moreover, although we believe we offer good services at competitive prices, there can be no assurance that our service plans will be gain acceptance in the marketplace. Intense competition could further impede our attempts to gain new customers.
Competition
The telecommunications and information services markets are intensely competitive and rapidly evolving. We expect competition to increase. Many of our competitors and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than we have. We believe the principal competitive factors affecting our business operations will be price, the desirability of our service offering, quality and reliability of our services, innovation and customer service. Our ability to compete effectively will depend upon our ability to maintain high quality, market-driven services at prices generally equal to or below those charged by our competitors. Competitor actions and responses to our actions could, therefore, materially and adversely affect our business, financial condition and results of operations.
We face competition from a variety of participants in the telecommunications market. The largest competitor for local service in each market in which we compete is the incumbent local exchange carrier serving that market. Incumbent local exchange carriers have established networks, long-standing relationships with their customers, strong political and regulatory influence, and the benefit of state and federal regulations that favor incumbent local exchange carriers. In the local exchange market, the incumbent local exchange carriers continue to hold near-monopoly positions. In addition the ILECs are moving to improve their networks with fiber optic cable. These improved networks will enable the ILECs to offer high speed internet as well as television services. The ILECs are not required to give us access to those improved networks.
Other substantial competitors include wireless companies, cable companies and companies utilizing VoIP. New entrants to the local service market include cable television companies and could include satellite television providers.
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
A continuing trend toward combinations and strategic alliances in the telecommunications industry, including potential consolidation among incumbent local exchange carriers, wireless companies and competitive local exchange carriers, or transactions between telephone companies and cable companies outside of the telephone company’s service area, or between interexchange carriers and competitive local exchange carriers, could give rise to significant new competitors.
Network Failure
The successful operation of our network will depend on a continuous supply of electricity at multiple points. Our system is dependent on the availability of electrical power to manage data and calls and to offer enhanced services, such as voicemail and call forwarding, and although it has been designed to operate under extreme weather conditions (including tropical storms, heavy rain, wind and snow), like all other telecommunications systems, our network could be adversely affected by such conditions. While our network is equipped with a back-up power supply and our existing network operations center is equipped with both a battery backup and an on-site emergency generator, certain of our back-up systems have failed in the past. We are currently in litigation with the landlord at our Tampa, Florida facility because, among other reasons, we believe the landlord has failed to maintain air conditioning and emergency electrical generating systems crucial to the operation of our network facilities. If a power failure causes an interruption in our service, the interruption could negatively impact our operations.

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
We do not have significant redundancy in our operations.
Our business is dependent upon the continuous operation of our facilities in Atmore, Alabama and Tampa, Florida. We do not have significant redundancies or back-up systems to replace these facilities if their functionality were to be impaired. Both of these facilities are located in areas subject to tropical storms. Our facility in Atmore Alabama suffered damage from Hurricane Ivan in 2004. The loss or significant impairment of functionality in either of these facilities would have a material, adverse effect on our business.
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

Interests of Controlling Shareholder
The 1818 Fund III, L.P. holds over 80% of our outstanding common shares. Consequently, the Fund has the ability to control every issue to come before the shareholders for vote, including election of directors and certain major corporate transactions. Circumstances may occur where the interests of the Fund may not necessarily conform to the interests of the minority shareholders.
Our liquidity situation may force us to sell assets without any certainty of improvement in our long-term financial condition.
Because our cash flow from operations may be insufficient in the long term to fund our capital requirements and our access to capital markets may be limited, may be forced to sell certain assets.
Sales of core assets may lead to loss of revenues generated by these core assets and/or an increase in operating expenses and may materially reduce our capacity to generate cash flows. This, in turn, may adversely impact our ability to satisfy financial obligations as they become due.
Our allowance for doubtful accounts may not be sufficient to cover uncollectible accounts.
On an ongoing basis, we estimate the amount of customer receivables that we will not be able to collect. This allows us to calculate the expected loss on our receivables for the period we are reporting. Our allowance for doubtful accounts may underestimate actual unpaid receivables for various reasons, including adverse changes in our churn rate exceeding our estimates and adverse changes in the economy generally exceeding our expectations. If our allowance for doubtful accounts is insufficient to cover losses on our receivables, our business, financial position or results of operations could be materially adversely affected.
Our integration of Sprint access lines could be unsuccessful or could disrupt the services we provide to other customers.
Our purchase of access lines from Sprint and the subsequent termination of our wholesale business could be unsuccessful. We will pay Sprint on a per-line basis for these lines, thereby leaving us wholly at risk for billing, technical, marketing or other problems associated with integrating these customers into our existing base. Furthermore, integration of these customers could cause management distractions that could result in lower quality of service to our existing customer base resulting in increased churn.
We have a limited amount of cash and do not have a line of credit or other borrowing facility. Any unexpected or additional cash needs may cause the company to file for bankruptcy protection.
Trinsic has limited financial resources and currently does not have access to a line of credit or other borrowing facility. Should the company require additional capital beyond its cash balance or amount that it can obtain from its facility with Thermo Credit, it may be required to file for bankruptcy protection. Additional capital requirements could be generated by further declining operating results, our customer failure to pay us, adverse regulatory changes or rulings, higher or unexpected capital requirements, an unexpected network failure or outage, or other items resulting in a cash requirement described in this section.
Risks Relating to Our Stock Price
Fluctuation in our Stock price
The market price of our common stock has not been stable and hasdeclined significantly. In 2004 and 2005, we issued many additional freely tradable common shares and effected two reverse stock splits. Moreover, our common stock was delisted from the Nasdaq SmallCap Market effective December 14, 2005 and since then it has been traded on the Over the Counter (“OTC”) Bulletin Board. These transactions and the delisting may have caused our stock price to fluctuate greatly. The market price of our common stock could be subject to fluctuations in response to factors such as the following, some of which are beyond our control:

•	quarterly variations in our operating results;

•	operating results that vary from the expectations of securities analysts and investors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	changes in our liquidity that may impact our ability to meet the financial covenants of our senior bank credit facility and repay our debts;

•	announcements of technological innovations or new products and services by our competitors;

•	departures of key personnel;

•	changes in laws and regulations;

•	significant claims or lawsuits;

•	the limited number of Trinsic shares that can freely be sold in the public market;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	general economic and competitive conditions.
The number of shares of our common stock that is freely tradable in the public market decreased substantially after our reverse stock splits of November 30, 2004 and September 23, 2005. The lack of liquidity in our trading volume could further depress our stock price.
We consummated a one for five reverse stock split on November 30, 2004 and a one for 10 reverse stock split on September 23, 2005 which significantly decreased the number of our shares outstanding as well as the number of shares available to freely trade on the public markets . Investors may adversely view this lack of liquidity and not seek to acquire our common shares. In addition, our stock price could be significantly adversely affected should a large block of shares be placed on the market.
Our common stock was delisted from the Nasdaq SmallCap Market effective December 14, 2005 and is now quoted on the Over the Counter (“OTC”) Bulletin Board.
Our common stock was delisted from the Nasdaq SmallCap Market effective December 14, 2005 and is now quoted on the OTC Bulletin Board. Since then, it has become more difficult to buy and sell our shares and securities analysts and news media have lost additional interest in us. Additionally, we may become subject to SEC rules that affect “penny stocks,” which are stocks priced below $5.00 per share that are not quoted on a Nasdaq market. These rules would make it more difficult for brokers to find buyers for our shares and could lower the net sales prices that our stockholders are able to obtain.
If our common stock price remains low, we may not be willing or able to raise equity capital.
Our business is capital intensive, and we may contemplate raising equity capital in the future. A low stock price may frustrate our doing so, because we may be unwilling to sell our shares at such prices or investors may not be interested in a company whose shares are priced so low.
ITEM 1B. UNRESOLVED STAFF COMMENTS None.
ITEM 2. PROPERTIES
We currently lease our principal executive offices in Tampa, Florida and our principal engineering offices in Atlanta, Georgia. We own our offices in Atmore, Alabama. In connection with a loan from The 1818 Fund III, L.P. (“the Fund”), a related party which is one of a family of funds managed by Brown Brothers Harriman, we have delivered to the Fund a mortgage on our offices in Atmore, Alabama.

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
A settlement has been reached by the plaintiffs, the issuers and insurers of the issuers. The principal terms of the proposed settlement are (i) a release of all claims against the issuers and their officers and directors, (ii) the assignment by the issuers to the plaintiffs of certain claims the issuers may have against the Underwriters and (iii) an undertaking by the insurers to ensure the plaintiffs receive not less than $1 billion in connection with claims against the Underwriters. Hence, under the terms of the proposed settlement our financial obligations will likely be covered by insurance. To be binding the settlement must be approved by the court. The court has given preliminary, but not final approval of the settlement.
2.	C.A. No. 04CH07882, Susan Schad, on behalf of herself and all others similarly situated, v. Z-Tel Communications, Inc., In the Circuit Court of Cook County, Illinois, Illinois County Department, Chancery Division, filed May 13, 2004;
Susan Schad, on behalf of herself and all others similarly situated, filed a putative class action lawsuit against Trinsic Communications, Inc. (formerly known as Z-Tel Communications, Inc.), our wholly-owned subsidiary corporation, on May 13, 2004. The Original Complaint alleged that our subsidiary engaged in a pattern and practice of deceiving consumers into paying amounts in excess of their monthly rates by deceptively labeling certain line-item charges as government-mandated taxes or fees when in fact they were not. The Original Complaint sought to certify a class of plaintiffs consisting of all persons or entities who contracted with Trinsic for telecommunications services and were billed for particular taxes or regulatory fees. The Original Complaint asserted a claim under the Illinois Consumer Fraud and Deceptive Businesses Practices Act and sought unspecified damages, attorneys’ fees and court costs. On June 22, 2004, we filed a notice of removal in the state circuit court action, removing the case to the federal district court for the Northern District of Illinois, Eastern Division, C.A. No. 4 C 4187. On July 26, 2004, Plaintiff filed a motion to remand the case to the state circuit court. On January 12, 2005, the federal court granted the motion and remanded the case to the state court. On October 17, 2005, the state court heard argument on Trinsic’s motion to dismiss the lawsuit and granted that motion, in part with prejudice. The court dismissed with prejudice the claims relating to the “E911 Tax,” the “Utility Users Tax,” and the “Communications Service Tax.” The court found that those tax charges were specifically authorized by state law or local ordinance, and thus cannot be the basis of a Consumer Fraud claim. The court also dismissed (but with leave to replead) the claims relating to the “Interstate Recovery Fee” and the “Federal Regulatory Compliance Fee.” The court determined that plaintiff had failed to allege how she was actually damaged by the allegedly deceptive description of the charges. On November 15, 2005, Plaintiff filed a First Amended Class Action Complaint alleging that Trinsic mislabeled its “Interstate Recovery Fee” and “Federal Cost Recovery Fee” in supposed violation of the Illinois Consumer Fraud and Deceptive

Business Practices Act. As with the Original Complaint, the First Amended Class Action Complaint seeks damages, fees, costs, and class certification. Trinsic filed a further Motion to Dismiss which is now fully briefed and will be heard by the Court on April 3, 2006. While the partial dismissal with prejudice is a positive development, and although we believe the plaintiff’s allegations are without merit and intend to defend the lawsuit vigorously, we cannot predict the outcome of this litigation with any certainty.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.
PART II
ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MARKET INFORMATION
Our common shares began trading on the OTC Bulletin Board under the symbol “TRIN” on December 14, 2005. Before that our shares traded on the Nasdaq SmallCap Market. The following table sets forth, for the periods indicated, the range of high and low closing sale prices for the common shares, as reported on the Nasdaq SmallCap Market and the OTC Bulletin Board. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Prices have been adjusted to give retroactive effect to a one for five reverse stock split consummated on November 30, 2004 and a one for 10 reverse stock split consummated on September 23, 2005.

	HIGH	LOW
FISCAL YEAR 2004:
First Quarter	$230.00	$103.50
Second Quarter	$141.50	$63.50
Third Quarter	$67.50	$15.00
Fourth Quarter	$39.00	$12.00
FISCAL YEAR 2005:
First Quarter	$18.10	$5.00
Second Quarter	$5.90	$2.20
Third Quarter	$5.70	$1.20
Fourth Quarter	$1.93	$.52
HOLDERS

As of March 14, 2006, there were approximately 420 registered holders of our common stock.
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
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column a)
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	72,588	$232.24	446,398	(2)(3)

Equity compensation plans not approved by security holders	—	—	—

Total	72,588		446,398

(1)	We have three equity participation plans approved by security holders: the 1998 Equity Participation Plan, the 2000 Equity Participation Plan and the 2004 Stock Incentive Plan. The 1998 Plan was terminated in 2000, but stock options under that plan remain outstanding.

(2)	Restricted stock, dividend equivalents, deferred stock and stock appreciation rights may be awarded under our equity participation plans in addition to option grants.

(3)	Unless the board of directors sets a lesser number, the aggregate number of shares of common stock subject to our 2000 Equity Participation Plan increases automatically on the first day of each fiscal year by a number of shares equal to the lesser of (i) 6,000 or (ii) 6% of the outstanding common shares on that date.
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
During 2004, in anticipation of changes in the telecommunications marketplace and also in anticipation of possible negative regulatory rulings regarding UNE-P, we began deploying our own facilities-based network in selected areas for Voice over Internet Protocol (“VoIP”) services. Subsequent to a change of management that occurred in the third quarter of 2004, several actions were initiated to improve the overall operating cash flow of the company. The most significant was a change in company direction that reduced the focus on enhanced services technology development and increased the focus on building our customer base, revenue streams and continuing VoIP deployment plans. Related to these improvements, we also began hiring experienced sales teams that would be able to effectively sell existing and new product offerings to the small to mid-size business market in areas to be serviced by this network. By the end of 2004, we had deployed Cisco based network facilities in Tampa, Orlando and Atlanta and were aggressively working toward deployment in New York. In addition, we enacted a reduction in personnel costs in September and October 2004 (see Note 15 of notes to financial statements) to better align the company’s cost structure with the company’s new direction.
Despite successful deployment of network facilities and sales teams, capital limitations restricted our ability to grow our VoIP based business in 2005. To conserve capital, Trinsic discontinued VoIP operations in the Atlanta, Orlando and Miami markets in late spring and early summer of 2005 and concentrated its resources on expanding its VoIP in the New York and Tampa markets. In the residential UNE-P market, Trinsic focused its efforts on maintaining its existing customer base. Telemarketing activities were suspended in January 2005 and independent sales agents and referrals became the primary sales channels. In September 2005, Trinsic entered into an Agreement for Purchase and Sale of Customer Access Lines with Sprint Communications Company, L.P. which would increase Trinsic’s residential and business UNE-P subscriber base by approximately 120,000 customers. When fully executed, the purchase would result in Trinsic becoming the retail service provider for those Sprint end users previously serviced through Trinsic’s wholesale contract with Sprint.
The purchase and transfer of approximately 90% of the Sprint lines were completed in February 2006. The Company expects to complete the purchase of the remaining lines during the second quarter of 2006 when certain regulatory approvals are granted at which time Trinsic’s wholesale operations will be closed. In March 2006, Trinsic initiated a workforce reduction that eliminated the VoIP sales teams in Tampa and New York to further conserve capital. Trinsic continues to actively serve existing customers in these areas but has suspended new sales at this point in time. Also in March 2006, Trinsic entered into an agreement with a

Georgia based company, to sell Trinsic’s UNE-P residential and business customers in the BellSouth territories. This sale and transfer is expected to take place in the second quarter of 2006. The sale of these lines will generate cash which is intended to be used to reduce outstanding liabilities and will allow Trinsic to concentrate activity in higher margin territories.
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

	Years Ended December 31,
	2005	2004	2003	2002	2001
		(In thousands, except share and per share data)
Revenues	$189,205	$251,477	$289,180	$238,397	$280,350

Operating expenses:
Network operations (6)	103,099	123,723	135,531	94,422	159,617
Sales and marketing	13,471	21,094	19,421	11,319	31,243
General and administrative (2)	74,691	112,350	125,765	123,578	156,107
Asset impairment charge (1)	—	—	—	1,129	59,247
Wholesale development costs (4)	—	—	—	1,018	—
Restructuring charge (5)	451	4,801	—	1,861	—
Depreciation and amortization	11,508	19,764	23,449	23,936	23,277

Total operating expenses	203,220	281,732	304,166	257,263	429,491

Operating loss	(14,015)	(30,255)	(14,986)	(18,866)	(149,141)

Nonoperating income (loss):
Interest and other income	8,851	2,753	1,930	3,448	6,862
Interest and other expense	(9,263)	(6,111)	(3,071)	(4,137)	(3,789)

Total nonoperating income (loss)	(412)	(3,358)	(1,141)	(689)	3,073

Net loss	(14,427)	(33,613)	(16,127)	(19,555)	(146,068)
Less mandatorily redeemable convertible preferred stock dividends and accretion	—	(15,326)	(17,480)	(15,589)	(15,059)
Less deemed dividend related to beneficial conversion feature	—	(57,584)	(186)	(186)	(9,356)

Net loss attributable to common stockholders	$(14,427)	$(106,523)	$(33,793)	$(35,330)	$(170,483)

Weighted average common shares outstanding (7)	8,524,846	1,167,678	707,938	699,034	3,390,837

Basic and diluted net loss per share	$(1.69)	$(91.23)	$(47.73)	$(50.54)	$(50.28)

Consolidated Balance Sheet Data
Cash and cash equivalents (3)	$79	$1,363	$12,013	$16,037	$18,892
Working capital (deficit)	(30,174)	(52,898)	(31,095)	(19,380)	(11,983)
Total assets	41,320	61,336	81,670	106,711	116,737
Total debt	3,443	20,503	5,531	10,144	15,766
Mandatorily convertible redeemable preferred stock (3) (7)	—	—	144,282	127,631	112,570
Total stockholder’s equity (deficit)	(8,384)	(21,082)	(131,019)	(99,284)	(67,172)
Other Financial Data
Net cash provided by (used in) operating activities	(1,875)	(16,816)	11,956	18,399	(21,846)
Net cash used in investing activities	(3,526)	(9,483)	(10,996)	(15,600)	(15,615)
Net cash provided by (used in) financing activities	4,117	15,649	(4,984)	(5,654)	9,701
Significant items impacting results

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

(2)	Included in the 2001 general and administrative expense was a write-off of accounts receivable that resulted in $29.9 million of additional bad debt expense.

(3)	During 2000, we issued Series D and E preferred stock for approximately $56.3 million and $50.0 million, respectively. During 2001 we issued Series G preferred stock for approximately $17.5 million.

(4)	During 2002, we began to provide our services on a wholesale basis. We recorded start-up costs for developing this new service offering of approximately $1.0 million. All wholesale related costs after our initial wholesale services contract signed on March 20, 2002 are included in the operating expenses line items, rather than being segregated.

(5)	During 2004, in support of efforts to improve our future cash flows and operating earnings and to consolidate operations, we recorded restructuring charges which included termination benefits in connection with reductions in force as well as the write-off of certain assets. In 2005, we initiated a reduction in force which terminated the employment of approximately 107 of our employees. We incurred a one-time charge during April of approximately $0.5 million consisting primarily of post termination wages, salaries and the associated payroll taxes, net of vacation expense already accrued for these employees.

(6)	During 2002, we received a $9.0 million retroactive rate reduction for the unbundled network elements from Verizon as a result of a settlement with the New York Public Service Commission.

(7)	In November 2004, we consummated an exchange of our common stock for our three outstanding series of convertible preferred stock.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion together with the “Selected Consolidated Financial Data,” financial statements and related notes included in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Item 1. Business,” as well as “Cautionary Statements Regarding Forward-Looking Statements,” and Item 1A. Risk Factors below, and other factors relating to our business and us that are not historical facts. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, access to asset-based financing, uncertainty of customer demand, rapid expansion, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, success and profitability of our wholesale services, dependence on key personnel, uncertainty of government regulation, legal and regulatory uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement.
OVERVIEW
We offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone or the Internet. These features include Personal Voice Assistant (“PVA”), “Find-Me”, “Notify-Me”, caller identification, call waiting and speed dialing. PVA allows users to store contacts in a virtual address book and then access and utilize that information by voice from any telephone. PVA users can also send voice e-mails. We are an emerging provider of advanced, integrated telecommunications services targeted to residential and business customers. We have successfully deployed Cisco soft switches in the Tampa and New York City markets. In addition to providing our services on a retail basis, we are also providing these services on a wholesale basis. Our wholesale services provide other companies the ability to utilize our telephone exchange services, enhanced services platform, infrastructure and back-office operations to provide services to retail and business customers on a private label basis. For management purposes, we are organized into two reportable operating segments: retail services and wholesale services. The nature of our business is rapidly evolving, and we have a limited operating history.

Economic and Industry-Wide Factors
The overall telecommunication industry is experiencing an enormous amount of competition. Although telecommunications has always been relatively competitive, competitive pressures are even further intensifying, as incumbent and new providers continue to undercut each other in price while offering more and new services. In order to promote new services, providers usually provide immediate discounts and enticements to join and this generally makes prospective customers more willing to switch telecommunication providers and experiment with new service offerings. The industry is also receiving entrants from other industries, which is creating various bundling and pricing options for customers. Not only are end user prices generally decreasing, but customers are also receiving more minutes, features, options, and partnering advantages than has been typically available in the past. The industry is also experiencing increased churn as service providers in the wireline, wireless, VoIP, cable, internet, satellite, and other markets compete for and in some cases cannibalize each-other’s customer bases with various marketing and partnering opportunities. The overlapping of markets is also driving the desire of companies to be the sole provider of services across many communication markets, which provides an additional incentive to customers to stay with the provider to earn discounts for receiving multiple services.
On December 15, 2004, the FCC ruled that incumbent local exchange carriers are no longer required to provide Trinsic and other competitive telephone companies access to unbundled analog switching – a key component of the Unbundled Network Element Platform combination of elements, or UNE-P, which is how we have historically and currently provide services to the vast majority of our customers. This FCC Triennial Review Remand Order also limited our ability to access unbundled high-capacity loops and dedicated transport in many urban and suburban locations. This order will have a material adverse effect on our business. Several parties have petitioned the FCC to reconsider certain aspects of the order and other parties have filed court appeals of the FCC decision in federal court. To offset this uncertainty and the restrictions imposed by the FCC, we have signed commercial services agreements with BellSouth, Qwest, Verizon and SBC Communications (now AT&T) that will continue to allow us to provide retail services utilizing a UNE-P type product to new customers.
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
Revenues

	For the year ended December 31,			Percentage of Revenues
Total revenues by segment (in millions)	2005	2004	2003	2005	2004	2003
Retail Segment	$148.1	$170.8	$205.1	78.3%	68.0%	70.9%
Wholesale segment	41.1	80.4	84.1	21.7%	32.0%	29.1%

Total Revenues	$189.2	$251.2	$289.2	100.0%	100.0%	100.0%

Two significant drivers impact our revenues: number of lines in service and average (monthly) revenue per unit (“ARPU”). The more significant driver impacting our changes in revenue is the number of lines in service. The table below provides a detailed break-down of our lines:

	Average lines in service			Ending lines in service
	for the year ended				as of
	December 31,			December 31,
Type of Service	2005	2004	2003	2005	2004	2003
Bundled residential services	146,160	181,632	232,827	104,899	188,643	204,758
Bundled business services	44,711	46,958	8,017	41,105	47,299	21,593
1+ long distance services	36,093	41,079	90,584	30,090	40,393	74,419
Wholesale services	187,023	295,493	158,199	126,247	299,644	296,824
VoIP	2,647	1,436	—	2,998	1,556	—

Total lines under management	416,634	566,598	489,627	305,339	577,535	597,594

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

	For the year ended December 31,
Average revenue per unit in service	2005	2004	2003
Bundled residential services	$69.57	$66.30	$68.26
Bundled business services	$38.70	$33.54	$38.46
1+ long distance services	$12.37	$15.01	$9.84
•	ARPU increased in 2005 as compared to 2004 due to a residential price increase during the second quarter of 2005.

•	ARPU decreased in 2004, primarily due to access fee revenue declines. These are charges that we bill to other carriers for carrying their traffic to our customers.
Retail Segment

	For the year ended December 31,			Percentage of Revenues
Retail segment revenues by type (in millions)	2005	2004	2003	2005	2004	2003
Bundled residential services	$122.0	$144.5	$190.7	82.4%	84.6%	93.0%
Bundled business services	20.8	18.9	3.7	14.0%	11.1%	1.8%
1+ long-distance services	5.4	7.4	10.7	3.6%	4.3%	5.2%

Total Revenues	$148.2	$170.8	$205.1	100.0%	100.0%	100.0%

•	During 2005, the decrease in retail revenue of $22.7 million as compared to 2004, was primarily the result of the decline in residential UNE-P lines.

•	During 2004, the decrease in retail revenue of $34.3 million as compared to 2003, was primarily the result of the decline in residential UNE-P lines and access fee revenue declines.
During the first half of 2003, we were almost exclusively focused on growing our residential services to the exclusion of any of our other lines of business. In 2004, management made the decision to slow the growth of residential lines over the second half of the year through the fourth quarter of 2004, and to redirect sales and marketing investment to the newly formed business services line of business, as well as to the new wholesale services partnership with Sprint. In 2005, despite successful deployment of network facilities and sales teams, capital limitations restricted our ability to grow our VoIP based business. To conserve capital, we discontinued VoIP operations in the Atlanta, Orlando and Miami markets in late spring and early summer of 2005 and concentrated our resources on expanding VoIP in the New York and Tampa markets. In the residential UNE-P market, we focused our efforts on maintaining our existing customer base.
The company’s expects its revenue to decline in 2006. The expected decrease is the result of the anticipated sale of access lines to BellSouth, termination of the company’s wholesale operations, and normal attrition of the remaining customer base. The decrease should be partially offset by acquisition of access lines from Sprint.
Wholesale Segment

	For the year ended December 31,			Percentage of Revenues
Wholesale segment revenues by type (in millions)	2005	2004	2003	2005	2004	2003
Sprint	$41.1	$78.2	$59.7	100.0%	97.3%	71.0%
MCI	—	0.3	23.9	0.0%	0.4%	28.4%
Other	—	1.9	0.5	0.0%	2.4%	0.6%

Total Revenues	$41.1	$80.4	$84.1	100.0%	100.0%	100.0%

•	In 2005, Sprint was our only wholesale customer. Lines in service dropped significantly during 2005, explaining the decrease in wholesale revenue from 2004 to 2005.

•	In February 2004, we signed a wholesale services agreement with Working Assets Funding Services, Inc. In January 2005, Working Assets ceased to offer retail services to these customers and all remaining customers at that time became customers of Trinsic Communications, Inc.

•	Our wholesale agreement with Sprint was originally signed in February of 2003, replacing our previous wholesale agreement with MCI which was terminated as of October 15, 2003.
On February 1, 2006 we acquired 96,151 UNE-P local access lines from Sprint, for which we previously provided services on a wholesale basis. We acquired the lines pursuant to a definitive agreement dated October 25, 2005. As a result of this transaction, we will no longer have a wholesale business and we will discontinue segment reporting.
Network Operations
Our network operations expense primarily consists of fixed and variable transmission expenses for the leasing of the UNE-P components from the ILECs, domestic and international charges from service level agreements with IXCs, and the USF and certain other regulatory charges. The following table shows the break-down by segment of network operations expense:

Network operations expense, exclusive of depreciation	For the year ended December 31,			Percentage of Segment Revenues
and amortization expense, by segment (in millions)	2005	2004	2003	2005	2004	2003
Retail Segment	$81.6	$86.7	$98.1	55.1%	50.8%	47.8%
Wholesale Segment	21.5	37.0	37.0	52.3%	46.0%	44.0%

Total Network Operations Expense	$103.1	$123.7	$135.1	54.5%	49.2%	46.7%

The following table shows the break-down by type of network operations expense:

Network operations expense, exclusive of	For the year ended December 31,			Percentage of Network Operations
depreciation and amortization, by type (in millions)	2005	2004	2003	2005	2004	2003
Bundled residential services	$66.8	$75.2	$93.4	64.8%	60.8%	69.1%
Bundled business services	13.3	10.1	2.1	12.9%	8.2%	1.6%
1+ long distance services	1.5	1.4	2.6	1.5%	1.1%	1.9%
Wholesale services	21.5	37.0	37.0	20.8%	29.9%	27.4%

Total	$103.1	$123.7	$135.1	100%	100%	100%

•	During 2005, network operations expense decreased for residential and wholesale services as compared to 2004, primarily due to the decrease in lines in service. Although the number of business lines decreased as well, the network operations expense increased due to increases in ILEC fees.

•	During 2004, network operations expense decreased by $19.4 million as compared to 2003 for residential and 1+ long distance services; this is the result of the decrease in average lines year over year from approximately 323,000 to 223,000. Network operations expense increased for bundled business services from $2.1 million to $10.1 million in 2004 as compared to 2003 because the average lines in service increased from approximately 8,000 in 2003 to approximately 47,000 in 2004.
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

	For the year ended December 31,
Average network operations expense per unit	2005	2004	2003
Bundled residential services	$38.07	$34.50	$33.43
Bundled business services	$24.85	$17.92	$21.83
1+ long distance services	$3.48	$2.84	$2.39
•	During 2005, AEPU increased for both residential and business services. This is primarily the result of rate increases associated with the FCC’s UNE-P ruling effective March 11, 2005 and our commercial services agreements.

•	During 2004, AEPU increased on the residential side and decreased on the business side. These fluctuations are the net result of four offsetting factors: (1) increased usage as a result of our residential customers choosing our unlimited product which generally results in increased domestic long-distance charges; (2) changes in per line costs as our customer base continues to become more geographically diverse resulting in some changes to the average cost experienced as a result of having more lines in higher or lower priced UNE-P states and zones; (3) our auditing and analysis of network operations and improving the synchronization of our billing systems to help reduce network costs on a per unit basis; and (4) changes in ILEC rates.
We expect network operations expense to increase in 2006 as we plan for rate increases associated with our commercial services agreements with the ILECs as well as increases in the retail segment with the acquisition of Sprint lines in early 2006.
Retail Segment
The following table provides a detail of network operations expense as a percentage of revenues by the respective revenue types. This table excludes an analysis of wholesale services because management does not look at this measure, given that network expenses related to wholesale services are intended to be zero-margin direct cost pass-through in nature.

	For the year ended December 31,
Network operations expense as a percentage of revenues	2005	2004	2003
Bundled residential services	54.7%	52.0%	49.0%
Bundled business services	64.2%	53.4%	56.8%
1+ long distance services	28.1%	18.9%	24.3%
•	During 2005, network operations expense as a percentage of revenues increased for bundled residential, business and 1+ long distance services as compared to the prior year. The changes are a direct result of rate increases associated with the FCC’s UNE-P ruling effective March 11, 2005 and our commercial services agreements with Qwest, Verizon, SBC Communications and Bellsouth.

•	In 2004, network operations expense related to bundled business services and 1+ long distance services as a percentage of revenues decreased primarily as a result of continued geographical dispersion of customers to less expensive pricing zones and states and our auditing and analysis of network operations. Network operations expense related to bundled residential services as a percentage of revenues increased due to increased usage related to unlimited product offerings, increased ILEC rates and changes in geographic distribution of our customer base.
Wholesale Segment
•	During 2005, network operations expense from the wholesale segment decreased by $15.5 million from 2004. This is mostly attributable to the significant decrease in wholesale lines during 2005.

•	During 2004, network operations expense from the wholesale segment was $37.0 million, the same as it was for 2003. As stated in the revenue paragraph, Sprint decided to become the customer of record for billing purposes from the ILECs. This caused a decrease to the network operations expense which was offset by the increase of network operations expenses associated with approximately 137,000 additional lines in service for the year ended December 31, 2004.
Sales and Marketing
The sales and marketing expense primarily consists of telemarketing, direct mail, brand awareness advertising and independent sales representative commissions and salaries and benefits paid to employees engaged in sales and marketing activities. The following table shows the break-down by segment of sales and marketing expense:

	For the year ended December 31,			Percentage of Segment Revenues
Sales & marketing expense by segment (in millions)	2005	2004	2003	2005	2004	2003
Retail Segment	$13.5	$20.9	$19.3	9.1%	12.2%	9.4%
Wholesale segment	0.0	0.2	0.1	0.0%	0.2%	0.1%

Total Sales & Marketing Expense	$13.5	$21.1	$19.4	7.1%	8.4%	6.7%

•	In 2005, sales and marketing expense decreased by $7.6 million as compared to 2004. This was mainly due to a decrease in sales commissions. Decreases were also experienced in direct mail, advertising and marketing expenses as we began to focus on maintaining our current customer base and not actively marketing to new customers.

•	The increase in sales and marketing expense during 2004 as compared to 2003 was primarily due to the additional sales teams we added to begin selling our new VoIP products. We also increased direct mail campaigns during 2004 as compared to the prior year. These increases were largely offset by a significant decrease in advertising expense.
Retail Segment
•	In 2005, sales commissions for new accounts decreased by $4.9 million as compared to 2004. Advertising expenses decreased by $0.8 million and direct mail and marketing expenses each decreased by $0.5 million as compared to 2004.

The remaining decrease of $0.7 million was mainly due to decreases in recurring commissions, payroll and related expenses and telemarketing expenses.

•	During 2004, we hired additional sales and marketing personnel which increased sales and marketing expense by $3.9 million. We also increased direct mail campaigns by approximately $1.0 million as compared to 2003. These increases were offset by a decrease in advertising expense of $3.7 million. The additional increase was due to increased commissions and marketing expense, offset by decreased strategic partnership and telemarketing expense.
Wholesale Segment
We are not actively seeking any new wholesale relationships at this time, therefore our sales and marketing expense is nominal for all periods presented.
General and Administrative
General and administrative expense primarily consists of employee salaries and benefits, outsourced services, bad debt expense, billing and collection costs, occupancy costs, legal and provisioning costs. The following table shows the break-down by segment of general and administrative expense:

General & administrative expense by	For the year ended December 31,			Percentage of Segment Revenues
segment (in millions)	2005	2004	2003	2005	2004	2003
Retail Segment	$68.1	$89.1	$103.9	46.0%	52.2%	50.7%
Wholesale segment	6.6	23.2	22.3	16.1%	28.9%	26.5%

Total General $ Administrative	$74.7	$112.3	$126.2	39.5%	44.7%	43.6%

Over the last two years, we have improved our operating costs and overall operations, which has contributed to improved per line administrative cost factors. Decreases in lines in service, especially in the retail segment, have directly impacted our general and administrative needs, causing a significant reduction in many of the expense line items listed below.
The decrease of $37.6 million in general and administrative expenses in 2005 as compared to 2004 is best explained by decreases in the following line items:
•	Payroll and related expenses — $14.4 million

•	Billing and collection fees — $6.3 million

•	Set-up fees from the ILECs to establish service for new customers — $5.6 million

•	Consulting and contract development fees — $4.9 million

•	Insurance expenses — $3.5 million

•	Legal fees — $2.6 million

•	Provisioning usage charges — $1.9 million

•	Incorrect dispatch fees — $1.5 million

•	Other items including tax and license expense, rent expense and travel expense — $10.9. million
These decreases were partially offset by increases in:
•	Bad debt expense — $7.8 million

•	Software development expense (less was capitalized in 2005) — $1.7 million

•	ILEC performance credits for failure to meet certain service levels — $1.1 million

•	Other miscellaneous items — $3.4 million
During 2004, general and administrative expenses decreased by $13.4 million as compared to 2003. This is best explained by decreases in the following line items:
•	Payroll and related expenses — $8.5 million

•	Bad debt expense – $7.1 million

•	Set-up fees from the ILECs to establish service for new customers — $4.0 million

•	Contract development costs — $3.3 million
These decreases were partially offset by increases in the following:
•	ILEC performance credits for failure to meet certain service levels — $3.2 million

•	Sales and use tax expense — $3.1 million

•	Provisioning usage charges — $1.3 million

•	Other items including professional and consulting fees, legal fees, collections fees and incorrect dispatch expense — $1.9 million
We anticipate general and administrative expenditures will decrease in total into the future as management continues to rationalize its operating cost structure. We will continue to evaluate our operations for efficiencies and our employee staffing requirements as they relate to increased efficiencies or needs to expand or outsource services. We expect to see continued improvements to the reductions of general and administrative expense as a percentage of total reported revenue in 2006 relative to 2005.
Retail Segment
•	The overall decrease in general and administrative expense for the year ended December 31, 2005 was primarily the result of decreases in payroll related expenses, billing and collection fees, set-up fees from the ILECs to establish service for new customers and consulting and contract development fees. These decreases were slightly offset by increases in bad debt expense, software development expense and ILEC credits.

•	General and administrative expense decreased $14.4 million for the year ended December 31, 2004 as compared to the prior year. The largest decreases occurred in payroll and related expenses and bad debt expense. Additional decreases occurred in contract development and billing expense. These decreases were slightly offset by increases in ILEC credits and tax expenses.
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
•	In 2005, general and administrative expense decreased by $16.6 million as a result of the decrease in wholesale lines in service. The expenses primarily responsible for the decrease are billing and collection expenses, payroll related expenses and ILEC set-up fees to establish service for new customers.

•	The increase in general and administrative expense during 2004 is a direct result of increased wholesale lines in service from growth attributable to our agreement with Sprint. Specifically, these expenses include increased payroll expense, the outsourcing of certain functions to limit our cost exposure and increased non-recurring provisioning expenses to establish service for our wholesale customers.
Depreciation and Amortization
•	Depreciation and amortization expense decreased $8.3 million during the year ended December 31, 2005, as compared to the prior years. The decrease was the result of decreased capital spending.

•	In 2004, depreciation and amortization expense decreased $3.6 million as compared to 2003 due to decreased capital spending and increased asset disposals.
Interest and Other Income
Interest and other income consists of interest charged to our bundled residential and business customers for not paying their bills on time and income from interest earned on our cash balances.
•	Interest and other income increased $6.1 million during 2005 as compared to 2004. This is attributable to $6 million of lawsuit proceeds from our settelement with SBC Communications, Inc. and several of its subsidiaries, as described in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

•	Interest and other income increased $0.8 million in 2004 as compared to the prior year. The increase was primarily the result of interest charged to our customers related to delinquencies.
Interest and Other Expense
Interest and other expense includes late fees for vendor payments, discount fees related to our accounts receivable financing facility with Thermo, interest related to our asset based loan with Textron and our standby credit facility, capital leases and our other debt obligations.
•	Interest and other expense increased $3.2 million in 2005 as compared to 2004. This was primarily attributable to the discount fees we paid to Thermo as well as an increased balance in our standby credit facility during the first half of 2005.

•	The increase in interest and other expense during 2004 as compared to 2003 was primarily attributable to the interest we incurred on our asset based loan with Textron and our standby credit facility, as well as an increase in late fees for vendor payments.
Income Tax Benefit
•	No provision for federal or state income taxes has been recorded due to the full valuation allowance recorded against the net deferred tax asset for the years ended December 31, 2005, 2004 and 2003.
Net Loss Attributable to Common Stockholders
•	Our net loss attributable to common stockholders improved $92.1 million for the year ended December 31, 2005 as compared to the prior year. Components of this decrease were discussed above; however, $72.9 million of the decrease was attributable to the preferred stock dividends and accretion and the beneficial conversion feature recorded during 2004.

•	Net loss attributable to common stockholders increased by $72.7 million during 2004 as compared to 2003. In addition to the increase in our operating loss discussed above, $57.6 million was attributable to the preferred stock conversion. This amount represents 80% of the fair value of the incremental consideration given to the preferred share holders in order to effect the conversion.
Restructuring Charge
•	On April 6, 2005, we initiated a reduction in force which terminated the employment of 107 of our employees. The restructuring costs were considered a “One-Time Termination Benefit” and as such were recorded as a liability at the communication date of April 6, 2005 in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” We incurred a one-time charge of approximately $0.5 million consisting primarily of post termination wages, salaries and the associated payroll taxes, net of vacation expense already accrued for these employees. Substantially all of these post termination wages were paid within 30 days following the reduction in force.

•	In June 2004, we approved and implemented a restructuring to improve our future cash flows and operating earnings. The restructuring included a reduction in work force. The restructuring charge included termination benefits in connection with the reduction in force of 102 employees and was recorded in accordance with SFAS 146 at the communication date of June 8, 2004. The total charge taken in the second quarter of 2004 was $0.8 million, the majority of which was paid in full by the end of August 2004.

•	In September 2004, we approved and implemented a restructuring based on the change in management that occurred on August 25, 2004 and the subsequent change in business focus. The restructuring included a reduction in force of 152 employees and a write-off of certain assets recorded in accordance with SFAS No. 146 . The restructuring costs were considered a “One-Time Termination Benefit” and recognized at the communication date of September 1, 2004. The total charge taken in the third quarter of 2004 was approximately $3.2 million.

•	In October 2004, we approved and implemented an additional restructuring related to 44 employees in conjunction with the consolidation of certain operations in our Atlanta and Tampa offices into our Atmore, Alabama offices. We recorded and recognized the costs in accordance with SFAS 146 at the communication date of October 21, 2004. The total charge taken in the fourth quarter of 2004 was approximately $0.8 million.
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
We have incurred significant losses since our inception as a result of developing our business, performing ongoing research and development, building and maintaining our network infrastructure and technology, the sale and promotion of our services, and ongoing administrative expenditures. As of December 31, 2005, we had an accumulated deficit of approximately $424.3 million and $0.1 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, our asset based loan, our standby credit facility, a sale-leaseback credit facility, an accounts receivable factoring facility and an initial public offering.
For the year ended December 31, 2005, net cash used in operating activities was $1.9 million as compared to net cash used in operating activities of $16.8 million in the prior year.
In April 2004, the company secured an asset based loan facility with Textron Financial Corporation (“Textron”), which provided up to $25 million to fund operations. Effective January 27, 2005, we entered into a Modification and Termination Agreement with Textron. Among other things the Modification and Termination Agreement provided that Textron would forbear from exercising default rights and remedies until May 31, 2005, would waive the early termination fee and modify the annual facility fee. We agreed to pay a modification fee of $0.2 million.
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
During October 2005, we signed an amendment to our accounts receivable financing agreement with Thermo. The amendment increases the amount of accounts receivable that we can sell to Thermo from $22 million to $26 million, subject to selection criteria as defined in the original contract. The discount rate also increases from 2.5% to 2.75%. On February 1, 2006, we amended our accounts receivable financing facility once more by increasing the facility to $33 million. The amendment also gives us the option to further increase the facility up to $38 million during the next six months.
On August 24, 2004, we entered into a $15 million Standby Credit Facility Agreement with The 1818 Fund III, L.P. (“the Fund”), a related party, which is one of a family of funds managed by Brown Brothers Harriman. Loans under the credit facility were represented by a Senior Unsecured Promissory Note bearing interest at 9.95% annually. On July 15, 2005, we entered into an Exchange and Purchase Agreement with the Fund. In the Exchange and Purchase Agreement, we agreed to issue to the Fund 24,084.769 shares of Series H Convertible Preferred Stock in exchange for all (approximately $21.6 million) outstanding indebtedness (including principal, interest and premium) owing to the Fund under the promissory note and $2.5 million in cash. We consummated the exchange and purchase immediately after executing the agreement. We sold the Series H Convertible Preferred Stock in private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. All of the Series H Convertible Preferred Stock was converted into 12,042,384 shares of common stock on September 30, 2005.
Our common stock was delisted from the Nasdaq SmallCap Market effective at the opening of business on Monday, November 21, 2005 due to noncompliance with Nasdaq Marketplace Rule 4310(c)(2), which requires stockholders’ equity of at least $2,500,000. Our shares began trading on the OTC Bulletin Board on Wednesday, December 14, 2005. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. Trinsic’s ticker symbol is “TRIN.” However, investors using online trading systems may be required to change the ticker symbol from TRIN to TRIN.OB.

On September 23, 2005, our shareholders approved a one-for-ten reverse stock split of our common stock that was effected on September 26, 2005. Fractional shares were not issued in connection with the reverse stock split. All share and per share amounts have been restated herein to reflect the one-for-ten reverse stock split.
Effective September 30, 2005, our chief operating officer, Frank Grillo resigned to pursue other opportunities. No replacement chief operating officer has been appointed. Instead our chief executive officer, Horace J. “Trey” Davis, III, assumed Mr. Grillo’s duties. Effective December 19, 2005, J. Michael Morgan has resigned as our Chief Financial Officer and Edward D. Moise, Jr. was appointed to that position.
In December 2005, we reached a settlement with the State of New York to resolve certain corporate and sales tax disputes for the tax years 1999 through 2001. The settlement is approximately $2.8 million which will be paid in a down payment of $0.8 million with the remainder to be paid in 24 equal monthly installments. We believe we adequately accrued for this liability in previous periods.
On December 15, 2005, we borrowed $1.0 million from the Fund in order to take advantage of the tax settlement with the State of New York. In connection with the loan, we delivered to the Fund a promissory note bearing interest at 12% annually and due on demand. On January 12, 2006, we borrowed $1.0 million from the Fund. In connection with the loan, and the previous $1.0 million loan received December 15, 2005, we delivered to the Fund a promissory note bearing interest at 12% annually and due on demand and a mortgage on certain real property we own in Atmore, Alabama where we have an operations center. Under the promissory note we may be required to grant additional security to the Fund.
Our net cash used in investing activities improved by $6.0 million to $3.5 million for the year ended December 31, 2005, compared to $9.5 million the prior year. The improvement was attributable to the purchasing of less property and equipment during 2005 as compared to 2004.
For the year ended December 31, 2005, net cash provided by financing activities was $4.1 million as compared to $15.6 million for the prior year. This decrease is primarily the result of paying off our asset based loan facility with proceeds from our accounts receivable financing agreement.
The company’s inability to operate profitably and to consistently generate cash flows from operations, its reliance therefore on external funding either from loans or equity raise substantial doubt about the company’s ability to continue as a going concern.
Since 2005, the Company has undertaken several initiatives. On January 12, 2006, we borrowed $1.0 million from the Fund. In connection with the loan, and the previous $1.0 million loan received December 15, 2005, we delivered to the Fund a promissory note bearing interest at 12% annually and due on demand and a mortgage on certain real property we own in Atmore, Alabama where we have an operations center. Under the promissory note we may be required to grant additional security to the Fund.
On February 1, 2006, we amended our accounts receivable financing facility with Thermo by increasing the facility to $33 million. The amendment also gives us the option to further increase the facility up to $38 million during the next six months.
On February 1, 2006 we acquired 96,151 UNE-P local access lines, for which we previously provided services on a wholesale basis, from Sprint . We acquired the lines pursuant to a definitive agreement dated October 25, 2005. Under the agreement we purchased the lines for $9.6 million, of which we paid $2.4 million at closing. The remainder will be paid in 15 equal monthly payments of $0.5 million.
On February 13, 2006, we entered into a definitive agreement to sell approximately 43,000 local access lines to Access Integrated Networks, Inc., a privately-held telephone company headquartered in Macon, Georgia. The lines represent substantially all of our residential and small business lines within BellSouth territories, including Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. Lines serving multi-unit enterprises were excluded from the sale. We expect to close the sale within several months pending regulatory approvals. The total purchase price will depend upon the number of lines in service at the time of closing. In addition, Access Integrated Networks agreed to utilize our voicemail platform for at least one year after the sale.
On March 3, 2006 we initiated a reduction in force which terminated the employment of approximately 118 employees. We expect to incur a one time charge during the first quarter of 2006 of approximately $0.3 million consisting primarily of post termination wages and salaries we intend to pay to those employees and the associated payroll taxes. Substantially all of those post termination wages will be paid within 60 days following the reduction in force. In association with the reduction in force we have ceased actively marketing our IP telephony services. Services to our current IP telephony customers will be unaffected.

CASH MANAGEMENT
In September of 2003 and April of 2004, we decided to postpone a company-wide salary increase. Merit increases were given in 2005, but certain employees were granted restricted stock in lieu of payroll increases.
ACCOUNTS RECEIVABLE FINANCING
On April 4, 2005, we entered into an accounts receivable financing agreement with Thermo. The agreement provides for the sale of up to $22 million of our accounts receivable on a continuous basis to Thermo, subject to selection criteria as defined in the contract. On May 6, 2005, we used proceeds from this accounts receivable financing facility to pay off our loan balance with Textron.
During October 2005, we signed an amendment to our accounts receivable financing agreement with Thermo. The amendment increases the amount of accounts receivable that we can sell to Thermo from $22 million to $26 million, subject to selection criteria as defined in the original contract. The discount rate also increases from 2.5% to 2.75%. On February 1, 2006, we amended our accounts receivable financing facility once more by increasing the facility to $33 million. The amendment also gives us the option to further increase the facility up to $38 million during the next six months.
ILEC, IXC AND RELATED DISPUTED CHARGES
Since our existence we have disputed and continue to dispute significant charges from the various ILECs, IXCs, and certain other carriers providing us services. We have a policy of treating all charges that we believe are without merit, but are still being presented on a bill to us as disputes, regardless of the age of the dispute. Our outstanding disputes at December 31, 2005 are summarized in the following table:

Outstanding Disputes
at December 31, 2005
(in millions)
Alternatively billed services	$6.0
Late fees for non-payment of disputed charges	6.8
Billing errors	4.6
All others	2.0

$19.4
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
We believe that we have adequately accrued for our disputes and we believe our maximum exposure for these charges is $19.4 million. However, we do not believe that all of these charges are valid and intend to continue our dispute and non-payment of these charges.
CONTRACTUAL OBLIGATIONS
The following table discloses aggregate information about our contractual obligations and the periods in which payments are due (in thousands):

		Less than			After
Contractual Obligations	T otal	1 year-	1-3 years	4-5 years	5 years
Long-term debt	$2,410	$1,385	$1,025	—	$—
Operating leases	9,026	2,549	6,360	117	—
Capital leases	33	33	—	—	—
Unconditional purchase obligations	15,406	8,948	6,459	—	—

Total Contractual cash obligations	$26,875	$12,914	$13,843	117	$—

Our accounts receivable financing agreement with Thermo as discussed on page 41 provides for the sale of accounts receivable on a continuous basis to Thermo, which is reflected as a reduction of accounts receivable on our balance sheet. We have no other significant off-balance sheet items.
RELATED PARTY TRANSACTIONS
In December of 2005, we wrote off the remaining note receivable in the amount of $0.9 million from a former employee. The loan was originally recorded as a contra to our equity as the loan was for the purchase of stock.
On September 29, 2004, we signed an agreement with SipStorm, Inc., a company owned by two of our shareholders and former officers of our company to transfer selected computer hardware, software and intellectual property rights to SipStorm. Relative to the purchase, SipStorm assumed responsibility for certain accounts payable, future maintenance payments and provided a promissory note in the amount of $2.8 million. The promissory note was settled for $0.3 million during the second quarter of 2005. The note was collateralized by shares of our common stock owned by the directors of SipStorm and $0.3 million reflected the estimated realizable value of that portion of our common stock at the time of the settlement. In anticipation of the settlement, $2.5 million in bad debt expense was recorded during the first quarter of 2005.
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
In February 2003 we received a payment of $0.5 million from an executive officer and board member in fulfillment of an outstanding note receivable.
NEW ACCOUNTING PRONOUNCEMENTS
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
In March 2005, the FASB issued Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The implementation of FIN 47 did not have a material impact on our financial position, results of operations or cash flows.
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
SFAS No. 123R was originally required to be adopted beginning no later than the third quarter of 2005. However, in April 2005, the Securities and Exchange Commission announced the adoption of a new staff accounting bulletin that amends the compliance dates for SFAS No. 123R. Accordingly, we are required to adopt SFAS No. 123R no later than January 1, 2006. We do not anticipate the adoption of SFAS No. 123R to have a material affect on our financial position or results of operations.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders of Trinsic, Inc.
We have audited the accompanying consolidated balance sheet of Trinsic, Inc. and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinsic, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Carr, Riggs & Ingram, LLC
Montgomery, Alabama
March 31, 2006

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders of Trinsic, Inc. and Subsidiaries
In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of Trinsic, Inc. and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
PricewaterhouseCoopers LLP
Tampa, Florida
April 14, 2005

TRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$79	$1,363
Accounts receivable, net of allowance for doubtful accounts of $19,812 and $10,967	13,713	27,242
Prepaid expenses and other current assets	4,713	836

Total current assets	18,505	29,441

Property and equipment, net	19,931	27,829
Intangible assets, net	—	457
Other assets	2,884	3,609

Total assets	$41,320	$61,336

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$40,248	$55,605
Deferred revenue	6,013	6,264
Current portion of long-term debt and capital lease obligations	2,418	7,536
Asset based loan	—	12,934

Total current liabilities	48,679	82,339

Long-term deferred revenue	—	46
Long-term debt and capital lease obligations	1,025	33

Total liabilities	49,704	82,418

Commitments and contingencies (Notes 12, 17 and 22)

Stockholders’ deficit:
Common stock, $0.01 par value; 150,000,000 shares authorized; 17,756,944 and 5,525,361 shares issued; 17,518,573 and 5,518,530 outstanding	175	55
Notes receivable from stockholders	—	(3,685)
Unearned stock compensation	(360)	(466)
Additional paid-in capital	416,127	392,916
Accumulated deficit	(424,321)	(409,894)
Treasury stock, 238,371 and 6,831 shares at cost	(5)	(8)

Total stockholders’ deficit	(8,384)	(21,082)

Total liabilities and stockholders’ deficit	$41,320	$61,336

The accompanying notes are an integral part of these consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended
	December 31,
	2005	2004	2003

Revenues	$189,205	$251,477	$289,180

Operating expenses:
Network operations, exclusive of depreciation and amortization shown below	103,099	123,723	135,531
Sales and marketing	13,471	21,094	19,421
General and administrative	74,691	112,350	125,765
Restructuring charge	451	4,801	—
Depreciation and amortization	11,508	19,764	23,449

Total operating expenses	203,220	281,732	304,166

Operating loss	(14,015)	(30,255)	(14,986)

Nonoperating income (expense):
Interest and other income	8,851	2,753	1,930
Interest and other expense	(9,263)	(6,111)	(3,071)

Total nonoperating expense	(412)	(3,358)	(1,141)

Net loss	(14,427)	(33,613)	(16,127)

Less mandatorily redeemable convertible preferred stock dividends and accretion	—	(15,326)	(17,480)
Less deemed dividend related to beneficial conversion feature	—	(57,584)	(186)

Net loss attributable to common stockholders	$(14,427)	$(106,523)	$(33,793)

Weighted average common shares outstanding	8,524,846	1,167,678	707,938

Basic and diluted net loss attributable to common stockholders per share	$(1.69)	$(91.23)	$(47.73)

The accompanying notes are an integral part of these consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands, except share data)

			Notes Receivable	Unearned	Additional			Total
	Common Stock		from	Stock	Paid-In	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Stockholders	Compensation	Capital	Deficit	Stock	Deficit
Balance, December 31, 2002	705,361	$7	$(1,589)	$—	$205,064	$(302,753)	$(8)	$(99,279)
Exercise of stock options	7,883	—	—	—	519	—	—	519
Exercise of warrants	1,474	—	—	—	—	—	—	—
Accelerated vesting of stock options	—	—	—	—	123	—	—	123
Conversion of mandatorily redeemable convertible preferred stock to common	2,181	—	—	—	943	—	—	943
Repayment of notes receivable	—	—	468	—	—	—	—	468
Mandatorily redeemable convertible preferred stock dividends and accretion	—	—	—	—	(17,666)	—	—	(17,666)
Net loss	—	—	—	—	—	(16,127)	—	(16,127)

Balance, December 31, 2003	716,899	7	(1,121)	—	188,983	(318,880)	(8)	(131,019)
Exercise of stock options	7,347	—	—	—	489	—	—	489
Exercise of warrants	754	—	—	—	—	—	—	—
Issuance of common stock for settlement	11,715	—	—	—	744	—	—	744
Issue restricted common stock	670	—	—	(466)	1,030	—	—	564
Conversion of mandatorily redeemable convertible preferred stock to common	4,781,145	48	—	—	216,996	(57,401)	—	159,643
Repayment of notes receivable	—	—	251	—	—	—	—	251
Issuance of notes receivable (SipStorm)	—	—	(2,815)	—	—	—	—	(2,815)
Mandatorily redeemable convertible preferred stock dividends and accretion	—	—	—	—	(15,326)	—	—	(15,326)
Net loss	—	—	—	—	—	(33,613)	—	(33,613)

Balance, December 31, 2004	5,518,530	55	(3,685)	(466)	392,916	(409,894)	(8)	(21,082)
Repayment of notes receivable	—	—	250	—	—	—	—	250
Impairment on notes receivable	(225,000)	(2)	3,435	—	(870)	—	—	2,563
Issue restricted common stock	182,709	2	—	106	117	—	3	228
Conversion of mandatorily redeemable convertible preferred stock to common	12,042,334	120	—	—	23,964	—	—	24,084
Net loss	—	—	—	—	—	(14,427)	—	(14,427)

Balance, December 31, 2005	17,518,573	$175	$—	$(360)	$416,127	$(424,321)	$(5)	$(8,384)

The accompanying notes are an integral part of these consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(14,427)	$(33,613)	$(16,127)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,508	19,764	23,449
Provision for bad debts	15,620	6,199	14,022
Impairment on notes receivable	2,563	—	—
Gain on disposal of equipment	—	—	(43)
Expense charged for granting of stock options	228	564	123
Change in operating assets and liabilities:
Increase in accounts receivable	(1,872)	(12,776)	(11,873)
(Increase) decrease in prepaid expenses	(3,877)	3,040	(1,923)
Decrease in other assets	725	185	1,888
Increase (decrease) in accounts payable and accrued liabilities	(12,046)	945	7,460
Decrease in deferred revenue	(297)	(1,124)	(5,020)

Total adjustments	12,552	16,797	28,083

Net cash provided by (used in) operating activities	(1,875)	(16,816)	11,956

Cash flows from investing activities:
Purchases of property and equipment	(3,526)	(9,509)	(11,036)
Principal repayments received on notes receivable	—	26	40

Net cash used in investing activities	(3,526)	(9,483)	(10,996)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(676)	(4,462)	(5,903)
Payment of preferred stock dividends	—	(3)	(72)
Principal repayments received on notes receivable issued for stock	250	191	468
Proceeds from issuance of preferred stock	2,500	—	—
Proceeds from (repayment of) asset based loan	(12,934)	12,934	—
Proceeds from stand by credit facility	14,977	6,500	—
Proceeds from exercise of stock options and warrants	—	489	523

Net cash provided by (used in) financing activities	4,117	15,649	(4,984)

Net decrease in cash and cash equivalents	(1,284)	(10,650)	(4,024)
Cash and cash equivalents, beginning of period	1,363	12,013	16,037

Cash and cash equivalents, end of period	$79	$1,363	$12,013

The accompanying notes are an integral part of these consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(In thousands)

	Year Ended
	December 31,
	2005	2004	2003

Supplemental disclosure of cash flow information:
Cash paid for interest	$8,302	$6,108	$3,070

Non-cash investing and financing activities:
Property and equipment acquired under capital lease obligations	$—	$—	$1,290
Increase in additional paid-in capital for stock options granted	$117	$1,030	$519
Net increase (decrease) in unearned stock compensation for stock options granted (forfeited)	$(106)	$466	$—
Accrued dividends and accretion on preferred stock	$—	$15,326	$17,480
Common stock issued for settlement of obligations	$—	$744	$—
Note receivable received in exchange for sale of assets and reduction of accounts payable	$—	$2,815	$—
Conversion of preferred stock to common stock	$24,084	$159,643	$943
Beneficial conversion associated with preferred stock	$—	$57,584	$186
The accompanying notes are an integral part of these consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All tables are in thousands, except for share and per share data)
1. NATURE OF BUSINESS
DESCRIPTION OF BUSINESS
Trinsic, Inc. (formerly Z-Tel Technologies, Inc.) and subsidiaries (see Exhibit 21) (“we” or “us”) is a provider of advanced, integrated telecommunications services targeted to residential and business subscribers. We provide local and long distance telephone services in combination with enhanced communication features accessible through the telephone, the Internet and certain personal digital assistants. We provide these services in forty-nine states and we also provide long-distance telecommunications services to customers nationally.
We introduced our wholesale services during the first quarter of 2002. This service provides other companies with the opportunity to provide local, long-distance and enhanced telephone service to their own residential and business end user customers on a private label basis by utilizing our telephone exchange services, enhanced services platform, infrastructure and back-office operations.
At a special meeting of our stockholders held in November 2004, the stockholders approved an amendment to our charter to change our name to Trinsic, Inc., effective January 3, 2005.
LIQUIDITY AND GOING CONCERN
The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business is dependent on, among other things, our ability to operate profitably, to generate cash flow from operations and to obtain funding adequate to fund its business.
Our operations are subject to certain risks and uncertainties, particularly related to the evolution of the regulatory environment, which impacts our access to and cost of the network elements that we utilize to provide services to our customers.
We have incurred significant losses since our inception as a result of developing our business, performing ongoing research and development, building and maintaining our network infrastructure and technology, the sale and promotion of our services, and ongoing administrative expenditures. As of December 31, 2005, we had an accumulated deficit of approximately $424.3 million and $0.1 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, our asset based loan, our standby credit facility, a sale-leaseback credit facility, an accounts receivable factoring facility and an initial public offering.
For the year ended December 31, 2005, net cash used in operating activities was $1.9 million as compared to net cash used in operating activities of $16.8 million in the prior year.
In April 2004, we secured an asset based loan facility with Textron Financial Corporation (“Textron”), which provided up to $25 million to fund operations. Effective January 27, 2005, we entered into a Modification and Termination Agreement with Textron. Among other things the Modification and Termination Agreement provided that Textron would forbear from exercising default rights and remedies until May 31, 2005, would waive the early termination fee and modify the annual facility fee. We agreed to pay a modification fee of $0.2 million.
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
During October 2005, we signed an amendment to our accounts receivable financing agreement with Thermo. The amendment increases the amount of accounts receivable that we can sell to Thermo from $22 million to $26 million, subject to selection criteria as defined in the original contract. The discount rate also increases from 2.5% to 2.75%. On February 1, 2006, we amended our accounts receivable financing facility once more by increasing the facility to $33 million. The amendment also gives us the option to further increase the facility up to $38 million during the next six months.
On August 24, 2004, we entered into a $15 million Standby Credit Facility Agreement with The 1818 Fund III, L.P. (“the Fund”), a related party, which is one of a family of funds managed by Brown Brothers Harriman. Loans under the credit facility were represented by a Senior Unsecured Promissory Note bearing interest at 9.95% annually. On July 15, 2005, we entered into an Exchange and Purchase Agreement with the Fund. In the Exchange and Purchase Agreement, we agreed to issue to the Fund 24,084.769 shares of Series H Convertible Preferred Stock in exchange for all (approximately $21.6 million) outstanding indebtedness (including principal, interest and premium) owing to the Fund under the promissory note and $2.5 million in cash. We consummated the exchange and purchase immediately after executing the agreement. We sold the Series H Convertible Preferred Stock in private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. All of the Series H Convertible Preferred Stock was converted into 12,042,384 shares of common stock on September 30, 2005.
Our common stock was delisted from the Nasdaq SmallCap Market effective at the opening of business on Monday, November 21, 2005 due to noncompliance with Nasdaq Marketplace Rule 4310(c)(2), which requires stockholders’ equity of at least $2,500,000. Our shares began trading on the OTC Bulletin Board on Wednesday, December 14, 2005. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. Our ticker symbol is “TRIN.” However, investors using online trading systems may be required to change the ticker symbol from TRIN to TRIN.OB.
On September 23, 2005, our stockholders approved a one-for-ten reverse stock split of our common stock that was effected on September 26, 2005. Fractional shares were not issued in connection with the reverse stock split. Share and per share amounts for all periods presented have been restated herein to reflect the one-for-ten reverse stock split.
Effective September 30, 2005, our chief operating officer, Frank Grillo resigned to pursue other opportunities. No replacement chief operating officer has been appointed. Instead our chief executive officer, Horace J. “Trey” Davis, III, assumed Mr. Grillo’s duties. Effective December 19, 2005, J. Michael Morgan has resigned as our Chief Financial Officer and Edward D. Moise, Jr. was appointed to that position.
In December 2005, we reached a settlement with the State of New York to resolve certain corporate and sales tax disputes for the tax years 1999 through 2001. The settlement is approximately $2.8 million which will be paid in a down payment of $0.8 million with the remainder to be paid in 24 equal monthly installments. We adequately accrued for this liability in previous periods.
On December 15, 2005, we borrowed $1.0 million from the Fund in order to take advantage of the tax settlement with the State of New York. In connection with the loan, we delivered to the Fund a promissory note bearing interest at 12% annually and due on demand. On January 12, 2006, we borrowed $1.0 million from the Fund. In connection with the loan, and the previous $1,000,000 loan received December 15, 2005, we delivered to the Fund a promissory note bearing interest at 12% annually and due on demand and a mortgage on certain real property we own in Atmore, Alabama where we have an operations center. Under the promissory note we may be required to grant additional security to the Fund.

Our net cash used in investing activities improved by $6.0 million to $3.5 million for the year ended December 31, 2005, compared to $9.5 million the prior year. The improvement was attributable to the purchasing of less property and equipment during 2005 as compared to 2004.
For the year ended December 31, 2005, net cash provided by financing activities was $4.1 million as compared to $15.6 million for the prior year. This decrease is primarily the result of paying off our asset based loan facility with proceeds from our accounts receivable financing agreement.
Our inability to operate profitably and to consistently generate cash flows from operations and our reliance therefore on external funding either from loans or equity raise substantial doubt about our ability to continue as a going concern.
Since 2005, the Company has undertaken several initiatives. On January 12, 2006, we borrowed $1.0 million from the Fund. In connection with the loan, and the previous $1.0 million loan received December 15, 2005, we delivered to the Fund a promissory note bearing interest at 12% annually and due on demand and a mortgage on certain real property we own in Atmore, Alabama where we have an operations center. Under the promissory note we may be required to grant additional security to the Fund.
On February 1, 2006, we amended our accounts receivable financing facility with Thermo by increasing the facility to $33 million. The amendment also gives us the option to further increase the facility up to $38 million during the next six months.
On February 1, 2006 we acquired 96,151 UNE-P local access lines, for which we previously provided services on a wholesale basis, from Sprint . We acquired the lines pursuant to a definitive agreement dated October 25, 2005. Under the agreement we purchased the lines for $9.6 million, of which we paid $2.4 million at closing. The remainder will be paid in 15 equal monthly payments of $0.5 million.
On February 13, 2006, we entered into a definitive agreement to sell approximately 43,000 local access lines to Access Integrated Networks, Inc., a privately-held telephone company headquartered in Macon, Georgia. The lines represent substantially all of our residential and small business lines within BellSouth territories, including Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. Lines serving multi-unit enterprises were excluded from the sale. We expect to close the sale within several months pending regulatory approvals. The total purchase price will depend upon the number of lines in service at the time of closing. In addition, Access Integrated Networks agreed to utilize our voicemail platform for at least one year after the sale.
On March 3, 2006 we initiated a reduction in force which terminated the employment of approximately 118 employees. We expect to incur a one time charge during the first quarter of 2006 of approximately $0.3 million consisting primarily of post termination wages and salaries we intend to pay to those employees and the associated payroll taxes. Substantially all of those post termination wages will be paid within 60 days following the reduction in force. In association with the reduction in force we have ceased actively marketing our IP telephony services. Services to our current IP telephony customers will be unaffected.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include all of our accounts and our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
CASH AND CASH EQUIVALENTS
We consider all highly liquid investments with original maturity dates of three months or less to be cash equivalents.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of prepaid maintenance and support, insurance contracts, advances to suppliers and certain disputes with vendors that require payment and filing of a dispute claim. As of December 31, 2005, prepaid expenses and other current assets also included restricted certificates of deposits with various maturity dates ranging from April 2006 to December 2006 in the amount of $2.4 million. Prepaid expenses and other current assets at December 31, 2005 included an escrowed downpayment of $1.3 million to be used for the purchase of local access lines in February 2006.
PROPERTY AND EQUIPMENT, NET
Property and equipment are recorded at historical cost. Depreciation and amortization are calculated on a straight-line basis over the assets’ useful life. If all other factors were to remain unchanged, we expect that a one-year change (increase or decrease) in the useful lives of the three largest categories of our property and equipment (which accounts for approximately 67% of our total property and equipment in service) would result in an increase or decrease of between $1.6 million and $3.2 million in our year to date 2005 depreciation expense.
Maintenance and repairs are expensed as incurred, while renewals and betterments are capitalized. Upon the sale or other disposition of property, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recognized in operations. Under the Statement of Position (“SOP”) 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” we expense computer software costs related to internal software that are incurred in the preliminary project stage or that relate to training subsequent to the development stage. When the capitalization criteria of SOP 98-1 have been met, costs of developing or obtaining internal-use computer software are capitalized. We capitalized approximately $1.5 million, $3.3 million and $3.1 million of employee salary costs for internally developed software for the years ended December 31, 2005, 2004 and 2003, respectively. Internal use software is included as a component of property and equipment on the consolidated balance sheets. We also incur research and development costs, such as employee salaries and outside consultants; these costs are expensed in our general and administrative expense.
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
INTANGIBLE ASSETS, NET
Intangible assets on the consolidated balance sheet for 2004 consist of customer lists resulting from our acquisition of Touch 1 in 2000. The customer lists are amortized over five years using the straight-line method and reviewed for impairment as outlined in our long-lived assets policy above.
DISPUTED PAYABLES RELATED TO NETWORK OPERATIONS AND GENERAL AND ADMINISTRATIVE EXENSE
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
VALUATION OF ACCOUNTS RECEIVABLE
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
CONTINGENCIES
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
REVENUE RECOGNITION
Revenues are recognized when earned. Revenues related to long distance and carrier access service charges are billed monthly in arrears, and the associated revenues are recognized in the month when services are provided. Charges for our bundled services are billed monthly in advance and we recognize revenues for these services ratably over the service period. Revenues from installations and activation activities are deferred and recognized over twelve months, which we believe is the estimated life of our customer relationships.
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
STOCK-BASED COMPENSATION
For employee stock options, the FASB issued SFAS No. 123, “Accounting for Stock-Based Compensation” requiring entities to recognize as an expense, over the vesting period, the fair value of the options or utilize the accounting for employee stock options used under Accounting Principles Board (“APB”) Opinion No. 25. We apply the provisions of APB 25 and consequently recognize compensation expense over the vesting period for grants made to employees and directors only if, on the measurement date, the market price of the underlying stock exceeds the exercise price. We provide the pro forma net loss and net loss per share disclosures as required under SFAS No. 123 for grants made as if the fair value method defined in SFAS No. 123 had been applied. We recognize expense over the vesting period of the grants made to non-employees utilizing the Black-Scholes stock valuation model to calculate the value of the option on the measurement date.
The following table illustrates, in accordance with the provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of SFAS 123, Accounting for Stock-Based Compensation,” the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

	For the years ended
	December 31,
	2005	2004	2003
Net loss attributable to common stockholders, as reported	$(14,427)	$(106,523)	$(33,793)
Add: Stock based compensation included in net loss	228	564	123
Deduct: Total stock based employee compensation determined under the fair value based method for all awards	(2,318)	(3,260)	(5,821)

Net loss attributable to common stockholders, pro forma	$(16,517)	$(109,219)	$(39,491)

Basic and diluted net loss attributable to common stockholders per share
As reported	$(1.69)	$(91.23)	$(47.73)
Pro forma	(1.94)	(93.54)	(55.78)
We calculated the fair value of each grant on the date of grant using the Black-Scholes option pricing model. In addition to there being no payments of dividends on our common stock, the following assumptions were used for each respective period:

	For the years ended
	December 31,
	2005	2004	2003
Discount rate	4.3%	3.1%	3.1%
Volatility	102.7%	98.4%	96.6%
Average option expected life	5 years	5 years	5 years
Incremental shares of common stock equivalents are not included in the calculation of net loss attributable to common stockholders per share as the inclusion of such equivalents would be anti-dilutive.
ADVERTISING
Advertising costs are expensed as incurred. Included in sales and marketing expenses are advertising costs of approximately $0.8 million, $2.6 million and $5.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.
INCOME TAXES
We utilize the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financially reported amounts at each year-end based on enacted laws and statutory rates applicable to the periods in which differences are expected to affect taxable income. A valuation allowance is provided against the future benefits of deferred income tax assets due to our history of operating losses.
CONCENTRATIONS
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable and other short-term investments. We place our cash and cash equivalents in financial institutions considered by management to be high quality and we maintain balances in excess of the $0.1 million level insured by the Federal Deposit Insurance Corporation (“FDIC”). We had approximately $2.4 million invested in certificates of deposit that are not insured by the FDIC at December 31, 2005. We have not experienced any losses in these accounts and believe we are not exposed to any significant credit risk on cash balances or short-term investments.
During the normal course of business, we extend credit to residential and business customers residing in the United States. Our UNE-P customer base is broken-down as follows:

	Percentage of Total Bundled
	Service Revenues
	2005	2004
New York	29%	29%
Illinois	7%	8%
Michigan	7%	7%
Texas	7%	6%
Georgia	6%	6%
Pennsylvani	5%	4%
Maryland	5%	3%
Florida	4%	4%
Kentucky	3%	6%
California	3%	3%
New Jersey	3%	2%
Virginia	2%	4%
Indiana	2%	2%
Tennessee	2%	2%
Alabama	2%	2%
All Others	13%	12%

	100%	100%

This results in a concentration of credit to residential and business customers in these states. We believe our credit policies, collection procedures and allowance for doubtful accounts minimize the exposure to significant credit risk of accounts receivable balances. Additionally, our wholesale services receivables are concentrated with Sprint Nextel Corp. (“Sprint”) as they are our only wholesale customer.
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
In March 2005, the FASB issued Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The implementation of FIN 47 did not have a material impact on our financial position, results of operations or cash flows.
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
SFAS No. 123R was originally required to be adopted beginning no later than the third quarter of 2005. However, in April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS No. 123R. Accordingly, we adopted SFAS No. 123R on January 1, 2006. We do not anticipate the adoption of SFAS No. 123R to have a material affect on our financial position or results of operations.
RECLASSIFICATION
Certain amounts in the December 31, 2004 and 2003 financial statements have been reclassified to conform to the December 31, 2005 presentation.
3. WHOLESALE SERVICES

On March 20, 2002, we entered into a 48-month agreement with MCI for wholesale telephone exchange services, ancillary services and a limited-term technology license. The agreement was cancelable by either party after eighteen months. On August 7, 2003, we amended our contract with MCI to terminate the contract on December 31, 2003. On August 15, 2003, MCI provided us with notice that they were terminating the contract effective October 15, 2003. As a result of these events we accelerated the recognition of deferred revenue to the termination date of October 15, 2003. Prior to the early termination, we were recognizing deferred revenue ratably over the life of the agreement with a termination date of December 31, 2005. As a result of these actions, we recognized $4.8 million of previously deferred revenue during 2003.
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
In October 2005, we entered into a definitive agreement to acquire from Sprint substantially all of their local access lines for which we currently provide services under our wholesale arrangement. By February 20, 2006, approximately 90% of the Sprint base had been transferred to us. The closing of the remaining base is anticipated in the next 60 days, pending regulatory approval and the satisfaction of customary closing conditions. Upon the completion of this transaction, we will no longer have a wholesale business and will discontinue segment reporting.
4. ACCOUNTS RECEIVABLE AGREEMENT
In July 2000, we entered into an accounts receivable agreement with RFC Capital Corporation, a division of Textron, Inc. (“RFC”), providing for the sale of certain of our accounts receivable to RFC. In April 2004, we signed a three-year asset based loan agreement with Textron, which eliminated our RFC accounts receivable factoring agreement. See note 9 for more information on the Textron agreement.
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
During October 2005, we signed an amendment to our accounts receivable financing agreement with Thermo that increases the amount of accounts receivable that we can sell to Thermo from $22 million to $26 million, subject to selection criteria as defined in the original contract. The discount rate also increases from 2.5% to 2.75%.
We sold approximately $126.0 million of receivables to Thermo, for net proceeds of approximately $81.5 million, during the year ended December 31, 2005. We have not recorded a servicing asset or liability to date, as our servicing fees under the agreement represent the amount of cash collections in excess of the amounts funded by Thermo. To date, the amount of collections from our servicing activities have approximated the amounts funded by Thermo; therefore, not giving rise to any servicing asset or liability.

We recorded costs related to the agreement of approximately $3.7 million for the year ended December 31, 2005. We were responsible for the continued servicing of the receivables sold.
5. PROPERTY AND EQUIPMENT
At the respective dates, property and equipment consist of the following:

	Depreciable
	Lives in	December 31,
	Years	2005	2004
Switching equipment	5-10	$15,563	$14,686
Computer equipment	5-10	39,458	38,674
Software	3	58,516	57,038
Furniture and office equipment	5-10	8,860	9,018
Leasehold improvements	3-15	6,430	6,393
Land and building	20-30	4,354	4,354
Construction-in-progress		153	300
Vehicles	5	20	20

		133,354	130,483
Less accumulated depreciation and amortization		(113,423)	(102,654)

Property and equipment, net		$19,931	$27,829

Depreciation expense related to property and equipment amounted to approximately $5.8 million, $9.2 million and $9.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense related to software amounted to approximately $5.2 million, $8.7 million and $11.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Assets acquired under capital leases, included in property and equipment, consist of the following:

	December 31,
	2005	2004
Computer equipment	$2,249	$2,443
Software	912	912

	3,161	3,355
Less accumulated depreciation and amortization	(2,475)	(1,967)

Capital leases, net	$686	$1,388

6. INTANGIBLE ASSETS
Our customer lists are fully amortized as of December 31, 2005.

	December 31, 2005			December 31, 2004
	Carrying	Accumulated	Net Intangible	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets
Intangible asset subject to amortization:

Customer related intangible assets	$9,145	$9,145	$—	$9,145	$8,688	$457

Aggregate amortization expense:

For the year ended December 31, 2005		$457
For the year ended December 31, 2004		$1,830

7. OTHER ASSETS
At the respective dates, other assets consist of the following:

	December 31,
	2005	2004

Deposits	$2,884	$3,425
Inventory	—	184

	$2,884	$3,609

8. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
At the respective dates, accounts payable and accrued liabilities consist of the following:

	December 31,
	2005	2004

Trade accounts payable	$31,646	$40,586
Accrued taxes payable	7,382	10,223
Accrued payroll	461	1,033
Accrued rent	61	1,028
Accrued restructuring charges	—	954
Accrued sales commissions	698	816
Accrued interest payable	—	965

	$40,248	$55,605

9. ASSET BASED LOAN
In April 2004, we signed a three-year asset based loan facility with Textron. This agreement provides us with an availability to borrow up to $25 million at a 6% interest rate. Our overall availability was based on the eligibility of our accounts receivable, subject to certain limitations and advance rates.
Under the amended asset based loan structure with Textron, we had an outstanding loan balance to Textron of approximately $12.9 million included in current liabilities at December 31, 2004.
Effective January 27, 2005, we entered into a Modification and Termination Agreement with Textron Financial Corporation, our asset-based lender. Among other things, the Modification and Termination Agreement provides that Textron will forbear from exercising default rights and remedies until May 31, 2005, will waive the early termination fee and modify the annual facility fee. We agreed to pay a modification fee of $0.2 million. On May 6, 2005, we used proceeds from our new accounts receivable financing facility (see note 4) to repay our loan balance with Textron.
10. STANDBY CREDIT FACILITY
On August 24, 2004, we entered into a $15 million Standby Credit Facility Agreement with The 1818 Fund III, L.P. (“the Fund”), a related party, which is one of a family of funds managed by Brown Brothers Harriman. During 2004, we were advanced $6.5 million pursuant to the credit facility. Loans under the credit facility were represented by a Senior Unsecured Promissory Note bearing interest at 9.95% annually. The note matures March 31, 2006; however, the outstanding note balance of $6.5 million was included in current liabilities at December 31, 2004. This was due to a clause in the agreement that could have triggered an immediate demand for payment since we were in violation of a “cross-default” covenant as of December 31, 2004.
During the first quarter of 2005, we received advances of $3.5 million, $2.5 million and $1.2 million on February 14, 2005, March 4, 2005 and March 24, 2005, respectively, from our standby credit facility. During the second quarter of 2005, we received advances of $1.3 million, $2.5 million and $2.5 million on May 9, 2005, May 24, 2005 and June 10, 2005, respectively.
On July 15, 2005, we entered into an Exchange and Purchase Agreement with the Fund. In the Exchange and Purchase Agreement, we agreed to issue to the Fund 24,084.769 shares of Series H Convertible Preferred Stock in exchange for all (approximately $21.6 million) outstanding indebtedness (including principal, interest and premium) owed to the Fund under the promissory note due in March 2006 and $2.5 million in cash. We consummated the exchange and purchase immediately after executing the agreement. We sold the Series H Convertible Preferred Stock in private placement pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933. All of the Series H Convertible Preferred Stock was converted into 12,042,384 shares of common stock on September 30, 2005.
11. OTHER SHORT-TERM DEBT
On December 15, 2005, we borrowed $1.0 million from the Fund in order to take advantage of the tax settlement described in Liquidity and Going Concern with the State of New York. In connection with the loan, we delivered to the Fund a promissory note bearing interest at 12% annually and due on demand. Upon request by the Fund we will be required to provide to the Fund a security interest in any and all of our assets, except those subject to our agreement with Thermo. We have delivered to the Fund a mortgage on real property we own in Atmore, Alabama where we have an operations center.
12. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,
	2005	2004

RELATED PARTIES:

Note payable to Corman Elegre, customer base pledged as collateral, payable in monthly installments, due September 2004, interest rate at 6%	$360	$532

Loan payable to the Fund, secured by a mortgage on real property located in Atmore, AL; due on demand, interest rate at 12%	1,000	—

Standby Credit Facility	—	6,500

UNRELATED PARTIES:

Tax settlement payable to the State of New York, payable in monthly installments through December 2007	2,050	—

Capital leases	33	482

Asset based loan	—	12,934

Notes payable to Touch 1 pre-petition creditors (trade vendors), priority unsecured, payable in monthly installments, due September 2005, interest rate at 6%	—	55

	$3,443	$20,503
Less: Current portion	(2,418)	(20,470)

Total long-term debt	$1,025	$33

We are currently in default on our note payable to Corman Elegre.
OPERATING LEASES
We have entered into various non-cancelable operating leases for equipment and office space with monthly payments through the year 2010. Included in general and administrative expense is rental expense relating to operating leases of approximately $2.1 million, $2.8 million and $2.9 million for the years ended December 31, 2005, 2004 and 2003, respectively.
CAPITAL LEASES
We have entered into various capital lease obligations that have effective interest rates ranging from 38.46% to 38.5%, with two capital leases remaining with payments through 2006.
Future minimum lease payments under non-cancelable operating and capital leases and long-term debt as of December 31, 2005 are as follows:

		Capital
	Operating	Lease	Long-Term
Year Ending December 31,	Leases	Obligations	Debt
2006	$2,549	$41	$2,385
2007	2,520	—	1,025
2008	2,333	—	—
2009	1,507	—	—
2010	117	—	—
Thereafter	—	—	—
Less amount representing executory costs (taxes) and profit thereon	—	(3)	—

Net minimum payment	$9,026	38	$3,410

Less amount representing interest on on obligations under capital leases		(5)

Present value of minimum lease payments		$33

13. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK
In November 2004, we consummated a tender offer to exchange our three outstanding series of convertible preferred stock as follows:
•	For our Series D Convertible Preferred Stock, which as of September 27, 2004 represented 397,672 shares with a liquidation preference of $165.50 per share and a conversion price of $84.70 per share were outstanding, to exchange 2.569030 shares of our common stock, for each share of our Series D Preferred Stock (representing an exchange price of approximately $6.44 per share);

•	For our 8% Convertible Preferred Stock, Series E, which as of September 27, 2004 represented 416,667 shares with a liquidation preference of $162.60 per share and a conversion price of $80.80 per share were outstanding, to exchange 2.524216 shares of our common stock, for each share of our Series E Preferred Stock (representing an exchange price of approximately $6.44 per share); and

•	For our 12% Junior Redeemable Convertible Preferred Stock, Series G, which as of September 27, 2004 represented 17.1214286 shares outstanding with had a liquidation preference of $1,449,749 per share and conversion price of $12.80 per share were outstanding, to exchange 16,146.94 shares of our common stock, for each share of our Series G Preferred Stock (representing an exchange price of approximately $8.98 per share).

The conversion of these three series of preferred stock resulted in a deemed dividend for the beneficial conversion of $57.4 million, which was reflected as such in the consolidated statement of operations in arriving at net loss attributable to common stockholders.
As a result of the tender offer, we exchanged approximately 4,665,764 of our common shares for all of our outstanding preferred stock.
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
In 2003, four holders of our Series D Convertible Preferred Stock (“Series D”) converted their shares to common stock. There was a total of 1,333 shares of Series D converted into 2,181 shares of common stock. We also paid $0.1 million in cash for certain dividends.
In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” and SFAS No. 128 “Earnings Per Share” we recorded non-cash charges relating to a beneficial conversion, cumulative dividends and preferred stock accretion. We recorded preferred stock dividends and accretion of $0.0 million, $15.3 million and $17.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. We also recorded a deemed dividend related to a beneficial conversion feature in the amounts of approximately $0.0 million, $57.6 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.
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
On November 19, 2004, our stockholders approved a one-for-five reverse stock split of our common stock. The reverse stock split was effected on November 30, 2004. On September 23, 2005, our stockholders approved a one-for-ten reverse stock split of our common stock that was effected on September 26, 2005. Fractional shares were not issued in connection with either of the reverse stock splits. All share and per share amounts have been restated herein to reflect both of the reverse stock splits.
15. RESTRUCTURING CHARGES
In June 2004, we approved and implemented a restructuring to improve our future cash flows and operating earnings. The restructuring included a reduction in work force. The restructuring charge included termination benefits in connection with the reduction in force of 102 employees and was recorded in accordance with SFAS 146 at the communication date of June 8, 2004. The total charge taken in the second quarter of 2004 was $0.8 million, the majority of which was paid in full by the end of August 2004.
In September 2004, we approved and implemented a restructuring based on the change in management that occurred on August 25, 2004 and the subsequent change in business focus. The restructuring included a reduction in force of 152 employees and a write-off of certain assets recorded in accordance with SFAS No. 146 . The restructuring costs were considered a “One-Time Termination Benefit” and recognized at the communication date of September 1, 2004. The total charge taken in the third quarter of 2004 was approximately $3.2 million.
In October 2004, we approved and implemented an additional restructuring related to 44 employees in conjunction with the consolidation of certain operations in our Atlanta and Tampa offices into our Atmore, Alabama offices. We recorded and recognized the costs in accordance with SFAS 146 at the communication date of October 21, 2004. The total charge taken in the fourth quarter of 2004 was approximately $0.8 million.
On April 6, 2005, we initiated a reduction in force which terminated the employment of 107 of our employees. The restructuring costs were considered a “One-Time Termination Benefit” and as such were recorded as a liability at the communication date of April 6, 2005 in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” We incurred a one-time charge of approximately $0.5 million consisting primarily of post termination wages, salaries and the associated payroll taxes, net of vacation expense already accrued for these employees. Substantially all of these post termination wages were paid within 30 days following the reduction in force.
All restructuring charges have been paid as of December 31, 2005. The following table shows the restructuring charges and related accruals recognized under the restructuring plans described above and the effect on our consolidated financial position:

	Employee	Lease
	Termination	Abandonment	Asset
	Benefits	Costs	Retirement	Total

Balance at December 31, 2003	$—	$351	$—	$351
Plan Charges	4,527	234	40	4,801
Cash paid	(3,646)	(262)	—	(3,908)
Asset disposal	—	—	(40)	(40)
Converted to note payable	—	(40)	—	(40)
Lease termination settlement reversal	—	(210)	—	(210)

Balance at December 31, 2004	881	73	—	954
Plan Charges	451	—	—	451
Vacation Accrual	91	—	—	91
Cash paid	(1,423)	(73)	—	(1,496)

Balance at December 31, 2005	$—	$—	$—	$—

16. INCOME TAXES
We account for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.
The components of the income tax provision are as follows:

	Year ended December 31
	2005	2004	2003
Current:
Federal Income Tax Expense	$—	$—	$—
State Income Tax Expense	20	23	82

Subtotal	20	23	82
	—	—	—
Deferred:	—	—	—
Federal Income Tax Expense	—	—	—
State Income Tax Expense	—	—	—

Subtotal	—	—	—
	—	—	—

Total	$20	$23	$82

A reconciliation of the differences between the effective income tax rate and the statutory federal tax rate follows:

	Year ended December 31
	2005	2004	2003
Tax at U.S. statutory rate	$(5,050)	$(11,772)	$(5,644)
State taxes, net of federal benefit	(409)	(997)	(413)
Goodwill amortization	—	—	—
Change in valuation allowance	5,437	12,776	5,807
Other	42	16	332

	$20	$23	$82

Significant components of our deferred tax assets and liabilities are as follows:

	Year ended December 31
	2005	2004	2003
Current deferred tax assets:
Accounts receivable	$7,529	$4,167	$5,246
Other Reserves	2,025	2,241	1,968
Accrued Expenses	414	821	145

Noncurrent deferred tax assets:
Net operating loss carryforward	120,035	117,678	106,691
Fixed assets	—	—	—
Deferred revenue	—	—	271
Deferred compensation	—	—	181
Excess Capital Losses	133	133	133
Other	22	389	480

Gross deferred tax assets	130,158	125,429	115,115
Less: Valuation Allowance	130,113	(124,676)	(111,900)

	45	753	3,215

Noncurrent deferred tax liabilities:
Property and equipment	(45)	(579)	(2,346)
Intangible assets	—	(174)	(869)

Net deferred tax asset (liability)	$—	$—	$—

Generally accepted accounting principles require a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all of the evidence, both positive and negative, management has determined that a valuation allowance of $130.1 million is necessary at December 31, 2005 to offset the net deferred tax asset.
At December 31, 2005, our net operating loss carryforward for federal income tax purposes is approximately $315.9 million, expiring in various amounts from 2018 through 2025. Utilization of our net operating loss may be subject to substantial annual limitations due to the ownership change rules as provided by the Internal Revenue Code and similar state provisions. Such annual limitation could result in the expiration of the net operating loss being utilized.
17. COMMITMENTS AND CONTINGENCIES
We have disputed billings and access charges from certain inter-exchange carriers (“IXCs”) and incumbent local exchange carriers (“ILECs”). We contend that the invoicing and billings of these access charges are not in accordance with the interconnection, service level, or tariff agreements between us and certain IXCs and ILECs. We have not paid these disputed amounts and management believes that we will prevail in these disputes. At December 31, 2005, the total disputed amounts were approximately $19.4 million. We have accrued for $10.3 million, which represents the access charges that we believe are valid or that may be deemed valid.
As of December 31, 2005, we have agreements with two long-distance carriers to provide transmission and termination services for all of our long distance traffic. These agreements generally provide for the resale of long distance services on a per-minute basis and contain minimum volume commitments. As a result of not fulfilling all of our volume commitments as outlined in one of these contracts, we agreed to pay an increased per minute charge for minutes until the achievement of certain minimum minute requirements. Once we meet the new agreed upon minimum minutes we will revert to the terms of our original agreement. All other terms of the original agreement continue in full force.
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
In connection with our wholesale services agreement, a portion of customers are provisioned using our company code. Therefore, we are the customer of record for the Regional Bell Operating Companies’ wholesale billing. It is very likely that the state commissions would require us to continue providing services to our wholesale customers for at least a 90-day period, regardless of whether our wholesale relationship continues. See footnote 24 – Subsequent Events for an update on our wholesale agreement with Sprint.
We have agreed to certain service level agreements (“SLA”s) for providing service under our wholesale agreement. If we were to not fulfill the SLAs after the phase-in period there are certain remedies including but not limited to financial compensation. We have not had to pay or accrue any financial compensation as a result of any SLAs since our inception. See footnote 24 – Subsequent Events for an update on our wholesale agreement with Sprint.
18. RELATED PARTY TRANSACTIONS

In December of 2005, we wrote off the remaining note receivable in the amount of $0.9 million from a former employee. The loan was originally recorded as reduction of our equity account as the loan was for the purchase of stock.
On September 29, 2004, we signed an agreement with SipStorm, Inc., a company owned by two of our stockholders and former officers, to transfer selected computer hardware, software and intellectual property rights to SipStorm. Relative to the purchase, SipStorm assumed responsibility for certain accounts payable, future maintenance payments and provided a promissory note in the amount of $2.8 million. The promissory note was settled for $0.3 million during the second quarter of 2005. The note was collateralized by shares of our common stock owned by the directors of SipStorm and $0.3 million reflected the estimated realizable value of that portion of our common stock at the time of the settlement. In anticipation of the settlement, $2.5 million in bad debt expense was booked during the first quarter of 2005.
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
In February 2003, we received a payment of $0.5 million from an executive officer and board member in fulfillment of an outstanding note receivable.
We paid interest on our related party term debt in the amounts of $1.1 million, $0.3 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.
19. EMPLOYEE BENEFIT PLAN
In 1999, we established a 401(k) plan covering defined employees who meet established eligibility requirements. Under the original plan provisions, we did not make matching contributions. Effective September 15, 2000, we merged the plans of Touch 1 and Trinsic and established a matching contribution for the 401(k) plan to 50% of participating contributions to a maximum matching amount of 5% of a participant’s compensation. As of July 2004, we discontinued our matching contribution. Our contributions were approximately $0.0 million, $0.3 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.
20. STOCK-BASED COMPENSATION
Effective October 30, 1998, we adopted the 1998 Equity Participation Plan (“1998 Plan”), for the grant to eligible employees and eligible participants of options to purchase up to 25,220 shares of our common stock. During September and November 1999, the Board of Directors (the “Board”) increased the shares available for grant under the 1998 Plan to 120,000 and 150,000 shares, respectively. The 1998 Plan was terminated in 2000.
Effective April 20, 2000, we adopted the 2000 Equity Participation Plan (“2000 Plan”). This plan allows for the grant to eligible employees and eligible participants of options to purchase up to 40,000 shares of our common stock. Restricted stock, dividend equivalents, deferred stock and stock appreciation rights may be awarded in lieu of stock options. The 2000 Plan automatically increases the number of shares available for grant on the first day of each fiscal year beginning in 2001 equal to the lesser of (i) 60,000 shares, (ii) 6% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board.
Effective November 19, 2004, we adopted the 2004 Stock Incentive Plan (“2004 Plan”). This plan allows for the grant to eligible employees and eligible participants of options to purchase up to 480,815 shares of our common stock. Restricted stock, dividend equivalents, deferred stock and stock appreciation rights may be awarded in lieu of stock options.
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
Prior to the adoption of the 1998 Plan, the Board awarded options (the “Initial Plan”) for the right to purchase 77,376 shares of common stock at a weighted average option price per share of $141.50. The vesting periods on these options range from immediately to four years, and have a maximum contractual life of ten years.
A summary of the stock option activity for the years ended December 31, 2005 and 2004 is presented below.

			1998 Equity Participation
	Initial Plan		Plan		2000 Equity Participation Plan		Total
		Weighted		Weighted		Weighted
		Average		Average		Average		Weighted
	Number of	Exercise	Number of	Exercise	Number of	Exercise	Number of	Average
	Shares	Price	Shares	Price	Shares	Price	Shares	Exercise Price

Outstanding, December 31, 2003	43,521	142.50	41,713	678.00	166,079	105.00	251,312	207.00
Granted	—	—	—	—	45,367	136.00	45,367	136.00
Exercised	—	—	(44)	182.00	(7,326)	66.00	(7,370)	66.70
Forfeited	—	—	(30,844)	239.90	(34,247)	118.20	(65,091)	175.90
Expired	—	—	(22)	182.00	—	—	(22)	182.00

Outstanding, December 31, 2004	43,521		10,802		169,873		224,196
Granted	—	—	—	—	94	4.19	94	4.19
Exercised	—	—	—	—	—	—	—	—
Forfeited	(27,084)	176.13	(7,350)	1,017.55	(117,268)	141.23	(151,702)	189.92
Expired	—	—	—	—	—	—	—	—

Outstanding, December 31, 2005	16,437		3,452		52,699		72,588

We did not grant any options to non-employees during 2005 or 2004.

The following table summarizes information about stock options outstanding at December 31, 2005:

			Weighted
			Average
	Number	Number	Exercisable
	Outstanding	Exercisable	Price
$0.00-$50.00	539	539	$31.37
$50.01 - $100.00	39,991	39,972	$68.62
$100.01-$150.00	14,741	12,048	$134.09
$150.01-$200.00	2,735	—	$—

$250.01-$300.00	1,947	1,774	$272.50
$300.01-$350.00	1,604	1,604	$350.00
$350.01-$400.00	1,729	1,729	$371.94
$400.01-$450.00	147	147	$448.60
$450.01-$500.00	220	220	$500.00

$550.01-$600.00	133	133	$600.00
$600.01-$650.00	4,940	4,939	$650.00
$650.01-$700.00	240	240	$700.00
$700.01-$750.00	100	100	$750.00
Greater than$1,000.00	3,522	3,522	$1,907.33

	72,588	66,967

21. COMPUTATION OF NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Incremental shares of common stock equivalents are not included in the calculation of net loss per share as the inclusion of such equivalents would be anti-dilutive.
Net loss per share is calculated as follows:

	Year Ended December 31,
	2005	2004	2003
Basic and diluted net loss per share:
Net loss	$(14,427)	$(33,613)	$(16,127)
Less mandatorily redeemable convertible preferred stock dividends and accretion	—	(15,326)	(17,480)
Less preferred stock conversion loss	—	(57,584)	—
Less deemed dividend related to beneficial conversion feature	—	—	(186)

Net loss attributable to common stockholders	$(14,427)	$(106,523)	$(33,793)

Weighted average common shares outstanding	8,524,846	1,167,678	707,938

Basic and diluted net loss attributable to common stockholders per share	$(1.69)	$(91.23)	$(47.73)

For each of the periods presented, basic and diluted net loss per share is the same. The following table includes potentially dilutive items that were excluded from the computation of diluted net loss per share for all periods presented because to do so would be anti-dilutive in each case:

	Year Ended December 31,
	2005	2004	2003
Unexercised stock options	72,588	224,196	251,312
Unexercised warrants	63,275	107,878	213,055
Mandatorily redeemable preferred stock convertible into common shares	—	—	633,576

Total potentially dilutive shares of common stock equivalents	135,863	332,074	1,097,944

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
A settlement has been reached by the plaintiffs, the issuers and insurers of the issuers. The principal terms of the proposed settlement are (i) a release of all claims against the issuers and their officers and directors, (ii) the assignment by the issuers to the plaintiffs of certain claims the issuers may have against the Underwriters and (iii) an undertaking by the insurers to ensure the plaintiffs receive not less than $1 billion in connection with claims against the Underwriters. Hence, under the terms of the proposed settlement our financial obligations will likely be covered by insurance. To be binding the settlement must be approved by the court. The court has given preliminary, but not final approval of the settlement.
Susan Schad, on behalf of herself and all others similarly situated, filed a putative class action lawsuit against Trinsic Communications, Inc. (formerly known as Z-Tel Communications, Inc.), our wholly-owned subsidiary corporation, on May 13, 2004. The Original Complaint alleged that our subsidiary engaged in a pattern and practice of deceiving consumers into paying amounts in excess of their monthly rates by deceptively labeling certain line-item charges as government-mandated taxes or fees when in fact they were not. The Original Complaint sought to certify a class of plaintiffs consisting of all persons or entities who contracted with Trinsic for telecommunications services and were billed for particular taxes or regulatory fees. The Original Complaint asserted a claim under the Illinois Consumer Fraud and Deceptive Businesses Practices Act and sought unspecified damages, attorneys’ fees and court costs. On June 22, 2004, we filed a notice of removal in the state circuit court action, removing the case to the federal district court for the Northern District of Illinois, Eastern Division, C.A. No. 4 C 4187. On July 26, 2004, Plaintiff filed a motion to remand the case to the state circuit court. On January 12, 2005, the federal court granted the motion and remanded the case to the state court. On October 17, 2005, the state court heard argument on Trinsic’s motion to dismiss the lawsuit and granted that motion, in part with prejudice. The court dismissed with prejudice the claims relating to the “E911 Tax,” the “Utility Users Tax,” and the “Communications Service Tax.” The court found that those tax charges were specifically authorized by state law or local ordinance, and thus cannot be the basis of a Consumer Fraud claim. The court also dismissed (but with leave to replead) the claims relating to the “Interstate Recovery Fee” and the “Federal Regulatory Compliance Fee.” The court determined that plaintiff had failed to allege how she was actually damaged by the allegedly deceptive description of the charges. On November 15, 2005, Plaintiff filed a First Amended Class Action Complaint alleging that Trinsic mislabeled its “Interstate Recovery Fee” and “Federal Cost Recovery Fee” in supposed violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. As with the Original Complaint, the First Amended Class Action Complaint seeks damages, fees, costs, and class certification. Trinsic filed a further Motion to Dismiss which is now fully briefed and will be heard by the Court on April 3, 2006. While the partial dismissal with prejudice is a positive development, and although we believe the plaintiff’s allegations are without merit and intend to defend the lawsuit vigorously, we cannot predict the outcome of this litigation with any certainty.
On November 19, 2004, the landlord of our principal Tampa, Florida facility sued us seeking a declaration of its rights and obligations under the lease and damages for breach of contract. We assert that the landlord has failed to provide certain services in accordance with the lease, including maintenance of air conditioning and emergency electrical generating systems crucial to our operations. We have taken steps necessary to provide this maintenance and have offset the costs of these measures against the rent, which we believe we are entitled to do under the lease. Thus far we have withheld approximately $0.2 million. We also believe we are entitled to reimbursement from the landlord for approximately $0.02 million in costs associated with improvements to the leased space.
On November 19, 2004, a provider of parking spaces for our Tampa facilities sued us for parking fees in excess of $0.3 million. Pursuant to our lease we are entitled to a number of free spaces and we are obligated to pay for additional usage of parking spaces. We believe the provider has substantially overstated our use of the spaces. We expect to resolve this dispute.
23. SEGMENT REPORTING
We have two reportable operating segments: Retail Services and Wholesale Services.
The retail services segment includes our residential and business services that offer bundled local and long-distance telephone services in combination with enhanced communication features accessible, through the telephone, the Internet and certain personal digital assistants. We provide these services in forty-nine states. This segment also includes our Touch 1 residential long-distance offering that is available nation-wide.
The wholesale services segment allows companies to offer telephone exchange and enhanced services to residential and small business customers. This service is currently available in 46 states and Sprint is our only customer for this offering.
As discussed in Note 24. — Subsequent Events, we have entered into an agreement to acquire the Sprint lines for which we currently provide services on a wholesale basis. Upon the completion of this transaction on February 1, 2006 we will no longer provide wholesale services and will discontinue Segment reporting.
Management evaluates the performance of each business unit based on segment results, exclusive of adjustments for unusual items and depreciation and amortization. Special items are transactions or events that are included in our reported consolidated results but are excluded from segment results due to their nonrecurring or non-operational nature. It is also important to understand when viewing our segment results that we only record direct expenses in our wholesale services and therefore, all employee benefits, occupancy, insurance, and other indirect or overhead related expenses are reflected in the retail services segment.
The following summarizes the financial information concerning our reportable segments for the years ended December 31, 2005, 2004 and 2003:

	December 31,
	2005	2004	2003
Retail Services
Revenues	$148,139	$171,024	$205,059
Depreciation and amortization	$11,365	$19,019	$20,956
Segment results	$(15,030)	$(25,816)	$(18,754)
Capital expenditures	$3,526	$9,510	$10,239
Identifiable assets	$35,001	$55,260	$69,325

	December 31,
	2005	2004	2003
Wholesale Services
Revenues	$41,066	$80,453	$84,121
Depreciation and amortization	$143	$745	$2,493
Segment results	$12,974	$20,126	$24,717
Capital expenditures	$—	$—	$797
Identifiable Assets	$6,320	$6,076	$12,345
The following table reconciles our segment information to the consolidated financial information for 2005, 2004 and 2003:

	December 31,
	2005	2004	2003
Revenues
Retail segment	$148,139	$171,024	$205,059
Wholesale segment	41,066	80,453	84,121

Total consolidated	$189,205	$251,477	$289,180

	December 31,
	2005	2004	2003
Segment results:
Retail segment	$(15,030)	$(25,816)	$(18,754)
Wholesale segment	12,974	20,126	24,717
Retroactive reduction to network access rate	—	—	2,500
Restructuring charge	(451)	(4,801)	—
Depreciation and amortization	(11,508)	(19,764)	(23,449)

Total consolidated operating loss	$(14,015)	$(30,255)	$(14,986)

24. SUBSEQUENT EVENTS
On January 12, 2006, we borrowed $1.0 million from the Fund. In connection with the loan, and the previous $1.0 million loan received December 15, 2005, we delivered to the Fund a promissory note bearing interest at 12% annually and due on demand and a mortgage on certain real property we own in Atmore, Alabama where we have an operations center. Under the promissory note we may be required to grant additional security to the Fund.
On February 1, 2006, we amended our accounts receivable financing facility with Thermo by increasing the facility to $33 million. The amendment also gives us the option to further increase the facility up to $38 million during the next six months.
On February 1, 2006 we acquired 96,151 UNE-P local access lines, for which we previously provided services on a wholesale basis, from Sprint . We acquired the lines pursuant to a definitive agreement dated October 25, 2005. Under the agreement we purchased the lines for $9.6 million, of which we paid $2.4 million at closing. The remainder will be paid in 15 equal monthly payments of $0.5 million.
On February 13, 2006, we entered into a definitive agreement to sell approximately 43,000 local access lines to Access Integrated Networks, Inc., a privately-held telephone company headquartered in Macon, Georgia. The lines represent substantially all of our residential and small business lines within BellSouth territories, including Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. Lines serving multi-unit enterprises were excluded from the sale. We expect to close the sale within several months pending regulatory approvals. The total purchase price will depend upon the number of lines in service at the time of closing. In addition, Access Integrated Networks agreed to utilize our voicemail platform for at least one year after the sale.
On March 3, 2006 we initiated a reduction in force which terminated the employment of approximately 118 employees. We expect to incur a one time charge during the first quarter of 2006 of approximately $0.3 million consisting primarily of post termination wages and salaries we intend to pay to those employees and the associated payroll taxes. Substantially all of those post termination wages will be paid within 60 days following the reduction in force. In association with the reduction in force we have ceased actively marketing our IP telephony services. Services to our current IP telephony customers will be unaffected.
SUPPLEMENTAL QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
In the following summary of quarterly financial information, all adjustments necessary for a fair presentation of each period were included.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
Revenues	$57,131	$50,797	$44,030	$37,247
Operating loss	$(4,609)	$(1,874)	$(1,842)	$(5,690)
Net income (loss)	$442	$(3,257)	$(4,550)	$(7,062)
Net income (loss) per share (1-2)	$0.08	$(0.59)	$(0.82)	$(0.40)
Weighted average shares outstanding (2)	5,518,530	5,533,564	5,520,137	17,518,573

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004
Revenues	$68,467	$63,797	$60,912	$58,301
Operating loss	$(9,971)	$(9,464)	$(9,733)	$(1,087)
Net loss	$(10,384)	$(11,111)	$(10,342)	$(1,776)
Loss per share (1-2)	(14.40)	(15.18)	(13.73)	(0.73)
Weighted average shares outstanding (2)	721,338	732,174	753,005	2,441,636

(1)	Net income (loss) per share were calculated for each three-month period on a stand-alone basis.

(2)	Information for all periods presented has been restated for the one for ten reverse stock split in 2005.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported in accordance with SEC rules and forms. Our management, with the participation of Chief Executive Officer, Horace J. Davis, III and Chief Financial Officer, Edward D. Moise, Jr., has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation as of the end of the period covered by this report, Mr. Davis and Mr. Moise, Jr. have concluded that, as a result of the material weaknesses discussed below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not sufficiently effective to ensure that the information required to be disclosed by us in our SEC reports was recorded, processed, summarized and reported so as to ensure the quality and timeliness of our public disclosures in compliance with SEC rules and forms. The areas of the internal controls that are deemed by our management to contain material weaknesses surround the failure during the year ended December 31, 2005 to retain financial reporting personnel necessary to properly identify, research, review and conclude in a timely fashion, related to certain non-routine or complex accounting issues and related disclosures timely, and the failure the year ended December 31, 2005 to appropriately and accurately document the Company’s processes and procedures over the revenue and accounts receivable cycles, which could affect the reported results for the accounting period.
The certifications attached as Exhibits 31.1 and 31.2 hereto should be read in conjunction with the disclosures set forth herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Material Weaknesses
The material weaknesses in our disclosure controls and procedures stated above in “Evaluation of Disclosure Controls and Procedures” requires us to make changes in internal controls over financial reporting. As a result, we recently hired additional financial reporting personnel with the requisite skills necessary to properly identify, research, review and conclude related to non-routine or complex accounting issues and related disclosures timely. We will also appropriately and accurately document our processes and procedures related to our processes and procedures over the revenue and accounts receivable cycles. Our management believes that these changes in review procedures and the addition of financial reporting personnel will ensure that the disclosed material weaknesses in reporting procedures no longer should have a material effect on financial reporting
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding directors, nominees for director and executive officers is in our 2006 Annual Meeting proxy statement and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation is included in our 2006 Annual Meeting proxy statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is included in our 2006 Annual Meeting proxy statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information required by this item is included in our 2006 Annual Meeting proxy statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is included in our 2006 Annual Meeting proxy statement and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 1. The following financial statements of Trinsic, Inc. and the report thereon of Carr, Riggs & Ingram, LLC dated March 31, 2006 are filed as part of this report:
Reports of Independent Registered Certified Public Accounting Firm
Consolidated Balance Sheets at December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004, 2003
Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Financial Statements
(a) 3. The following exhibits are filed as part of this report.

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Trinsic, Inc. as amended. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 filed April 15, 2005.

3.2	Amended and Restated Bylaws of Trinsic, as amended. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed November 15, 2004.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Trinsic, Inc. Incorporated by reference to Exhibit 3.3 to our Form 8-K filed September 28, 2005.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 filed April 15, 2005.

4.2	See Exhibits 3.1, 3.2 and 3.3. of this report for provisions of the Amended and Restated Certificate of Incorporation, as amended, and our Bylaws, as amended, defining rights of security holders.

4.6	Form of Warrant for the purchase of shares of our common stock by each of the purchasers of our Series D Convertible

EXHIBIT
NUMBER	DESCRIPTION
Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 14, 2000.

4.7	Stock and Warrant Purchase Agreement, dated October 19, 2000, by and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.9	Registration Rights Agreement between and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.10	Warrant issued to The 1818 Fund III, L.P. for the purchase of shares of our common stock. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.11	Certificate of Designation of Series F Junior Participating Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

4.12	Rights Agreement dated as of February 19, 2001 between Z-Tel Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent, as amended July 2, 2001. Incorporated be reference to the correspondingly numbered exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2001

4.13	Amendment No. 1 to Rights Agreement dated as of November 19, 2004 between Z-Tel Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 to our registration statement on form 8-A/A filed on December 6, 2004.

4.14	Amendment No. 2 to Rights Agreement dated as of July 19, 2005, between Trinsic, Inc. and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 to our registration statement on form 8-A/A filed on July 21, 2005.

4.15	Stock and Warrant Purchase Agreement, dated as of July 2, 2001, by and between us, D. Gregory Smith, and others. Incorporated by reference to Exhibit 1 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.16	Warrant for the Purchase of Shares of Common Stock of Trinsic, dated as of July 2, 2001. Incorporated by reference to Exhibit 2 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.17	Backup Purchase Agreement, dated as of July 2, 2001, by and among Z-Tel Communications, Inc., a Delaware corporation and our wholly owned subsidiary, Touch 1 Communications, Inc., an Alabama corporation and our wholly owned subsidiary, D. Gregory Smith and others. Incorporated by reference to Exhibit 4 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.18	Additional Investor Registration Rights Agreement, dated as of July 2, 2001, between Z-Tel, D. Gregory Smith and others. Incorporated by reference to Exhibit 5 to the Schedule 13D filed July 24, 2001 with respect to our common stock by, among other persons, D. Gregory Smith.

4.19	Voting Agreement, dated as of June 29, 2001, between us and certain of our stockholders. Incorporated by reference to Exhibit 5 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.20	Exchange and Purchase Agreement dated July 15, 2005 between Trinsic, Inc. and The 1818 Fund III, L.P. Incorporated by reference to Exhibit A to our Form 8-K filed July 20, 2005.

4.21	Certificate of Designation of Convertible Preferred Stock, Series H. Incorporated by reference to Exhibit B to our Form 8-K filed July 20, 2005.

EXHIBIT
NUMBER	DESCRIPTION
4.22	Voting Agreement, dated August 31, 2005, between us and The 1818 Fund III, L.P. Incorporated by reference to Exhibit B to our Form 8-K filed September 7, 2005.

10.2.1	1998 Equity Participation Plan. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

10.2.2	2000 Equity Participation Plan, as amended. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 filed April 15, 2005.

10.2.3	2004 Stock Incentive Plan. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed May 8, 2005.

10.3	Loan and Security Agreement, dated April 22, 2004, by and between Textron Financial Corporation and Z-Tel. Incorporated by reference to Exhibit 10.2 of our Registration Statement on Form S-3 (File No. 333-116747), originally filed June 22, 2004, as amended and as effective July 15, 2004.

10.4	Receivables Sales Agreement dated as of July 27, 2000 by and between Z-Tel Communications, Inc., as seller and subservicer, Touch 1 Communications, Inc., as seller and subservicer, and RFC Capital Corporation, as purchaser. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10- Q for the quarter ended June 30, 2000, filed on August 14, 2000, with an amendment extending the agreement until July 27, 2004.

10.5	Form of Indemnification Agreement for our executive officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.6	Employment Agreement of Horace J. Trey Davis III, dated August 14, 2002. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed on May 17, 2004. By amendment dated October 5, 2004, the annual salary was increased to $300,000. The amendment is incorporated by reference to Exhibit 99.1 to Form 8-K filed October 12, 2004.

10.7	Modification and Termination Agreement dated January 27, 2005 with Textron Financial Corporation modifying our Loan and Security Agreement dated April 22, 2004. Incorporated by reference to Exhibit 10.4 to Form 8-K filed February 2, 2005.

10.8	Asset Sale and Purchase Agreement dated September 29, 2004, between and among Sipstorm, Inc. and us. Incorporated by reference to Exhibit 99.1 to October 6, 2004.

10.11	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. to William F. Corman (First Revocable Trust). Incorporated by reference to the correspondingly numbered exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.14	Receivables Sales Agreement, dated as of March 28, 2005, by and between Trinsic Communications Inc. and Touch 1 Communications s Inc., collectively as Seller and Subservicer, and Thermo Credit, LLC, as Purchaser and Master Servicer. Incorporated by reference to Exhibit 10.1 to our o Form 8-K filed April 5, 2005.

EXHIBIT
NUMBER	DESCRIPTION
10.15	Promissory Note, dated December 15, 2005, from Trinsic, Inc. to The 1818 Fund III, L.P. Incorporated by reference to Exhibit A to Form 8-K filed December 21, 2005.

10.16	Agreement for Purchase and Sale of Customer Access Lines, dated October 25, 2005, by and among Sprint Communications Company L.P., Sprint Communications Company of Virginia, Inc. and Trinsic, Inc.

21.	List of Subsidiaries

23a.	Consent of PricewaterhouseCoopers LLP

23b.	Consent of Carr Riggs & Ingram LLC

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 31st day of March 2006.
TRINSIC, INC.

By:	/s/ Horace J. Davis, III

Horace J. Davis, III
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Horace J. Davis, III		March 31, 2006

Horace J. Davis, III	Chief Executive Officer (Principal Executive Officer)

/s/Edward D. Moise, Jr.		March 31, 2006

Edward D. Moise, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Andrew C. Cowen		March 31, 2006

Andrew C. Cowen	Director

/s/ Richard F. LaRoche, Jr.		March 31, 2006

Richard F. LaRoche, Jr.	Director

/s/ Lawrence C. Tucker		March 31, 2006

Lawrence C. Tucker	Director

/s/ W. Andrew Krusen, Jr.		March 31, 2006

W. Andrew Krusen, Jr.	Director

/s/ Roy Neel		March 31, 2006

Roy Neel	Director

/s/ Raymond L. Golden		March 31, 2006

Raymond L. Golden	Director
A signed original of this report has been provided to Trinsic, Inc. and will be retained by the Trinsic, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.