Form 10-K/A
period 2005-12-31
Trinsic, Inc.
filed 2006-05-01
CIK 1096509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act.)
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act.)
Yes ☐ No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2005 (assuming solely for these purposes that only directors, executive officers and beneficial owners of greater than 10% of the Registrant’s Common Stock are affiliates), based on the closing price of the Common Stock on the Nasdaq SmallCap Market as of such date, was approximately $2,390,703.
The number of shares of the Registrant’s Common Stock outstanding as of March 30, 2006 was approximately 17,559,119.
EXPLANATORY NOTE
Our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the U.S. Securities and Exchange Commission on March 31, 2006, indicated that portions of our definitive proxy statement relating to our 2006 Annual Meeting of Stockholders, to be filed subsequently, were incorporated by reference into Part III of the Report. Instruction G(3) of Form 10-K allows such incorporation by reference if the definitive proxy statement is filed not later than 120 days after the fiscal year end covered by the Form 10-K. We have not filed the definitive proxy statement within such 120 day period. We are filing this Amendment No.1 to our Annual Report on Form 10-K for the year ended December 31, 2005 to include Part III of Form 10-K (Items 10, 11, 12, 13 and 14).
Other than the changes referred to above, all the information contained in our Form 10-K for the year ended December 31, 2005 remains unchanged. This amendment does not reflect events occurring after the filing of such Form 10-K or in any way modify or update the disclosures contained therein, except as necessary to reflect the amendment described above and as set forth below.
Item 10. Directors and Executive Officers
DIRECTORS
     Directors Whose Present Terms Expire this Year
     Lawrence C. Tucker, age 63, has been a Director of Trinsic since November 2000. Mr. Tucker has been with Brown Brothers Harriman & Co., a private banking and investment advisory firm, for 36 years. He was named a general partner of the firm in 1979. Mr. Tucker also serves as a director of National Healthcare Corporation, US Unwired, Inc., Xspedius Communications, LLC and Xspedius Holding Corporation. Mr. Tucker received a B.S. from the Georgia Institute of Technology and an M.B.A. from the Wharton School of the University of Pennsylvania.
     Roy Neel, age 60, is Senior Advisor to forme Vice President Al gore and an Adjunct Professor of Political Science at Vanderbilt University, where he teaches courses in Presidential Transitions and Presidential Leadership. He is also chairman of the Jackson Group, a Washington-based consulting firm specializing in public policy and politics, and a director of Blue State Digital, a leading national online communications firm. He served as President Clinton’s Deputy Chief of Staff, responsible for coordinating all policy and communications activities for the President. From 1994 to 2001, he served as President and Chief Executive Officer of the U. S. Telecom Association, a trade group representing the regional Bell companies and nearly 1,000 local telecom companies. During that period he helped advance major telecom deregulation laws and was an internationally-recognized speaker on telecom issues.
     Directors Whose Present Terms Continue Until 2007
     Richard F. LaRoche, Jr., age 60, has served as a Director of Trinsic since September 2002. From 1971 until his retirement in May 2002, Mr. LaRoche served as General Counsel and Secretary of National HealthCare Corporation and beginning in 1986 also served as its Senior Vice President in charge of finance and acquisitions. He is a board member of and serves a Board Secretary for National HealthCare Corporation (AMEX:NHC), National Health Investors, Inc. (NYSE:NHI) and National Health Realty (AMEX: NHR). Throughout his tenure with National HealthCare Corporation, he structured the legal framework of the company’s most significant transactions, including overseeing the company’s initial public offering, converting NHC into a master limited partnership from 1986 through 1997, and participating in the creation and international capitalization of National Health Investors (1991) and National Health Realty (1997). Mr. LaRoche is a Dartmouth graduate and holds a law degree from Vanderbilt University School of Law.
     W. Andrew Krusen, Jr., age 58, has served as a Director of Trinsic since December 30, 2003. Since 1987, Mr. Krusen has served as Chairman of Dominion Financial Group Inc., a merchant banking company that provides investment capital to emerging business enterprises. Mr. Krusen also serves as Chairman of Dominion Energy and Minerals Corporation, an oil and gas concern, and is a Managing Member of Krusen, Douglas LLC, a large landowner in the Tampa, Florida area. He also serves as Chief Executive Officer and Director of General Group Holdings, Inc., a family controlled business involved in real estate development, construction, leasing and manufacturing. Mr. Krusen is a Director of publicly-held Highpine Oil & Gas Ltd., a Canadian oil and gas concern, and Memry Corporation, as well as Raymond James Trust Company (a subsidiary of publicly-held Raymond James Financial, Inc.), and privately-held S&P Cellular Holdings, Inc., and Beall’s Inc. He is also a Director and Chairman of Florida Capital Group and Florida Capital Bank. Mr. Krusen is a graduate of Princeton University.
     Directors Whose Present Terms Continue Until 2008
     Andrew C. Cowen, age 35, has been a Director of Trinsic since June 2001. Since 1992, Mr. Cowen has been employed in the private equity group at Brown Brothers Harriman. His primary responsibilities include sourcing, evaluating, negotiating and monitoring private equity investments on behalf of The 1818 Funds, a family of private equity partnerships managed by Brown Brothers Harriman. In November 2004, Mr. Cowen assumed the position of President and Chief Executive Officer of CMS, Inc., a portfolio company of the 1818 Funds. Mr. Cowen is experienced and regularly involved in matters relating to corporate strategy, business development, financial and investment analysis, capital structure and fundraising, mergers and acquisitions, and other corporate governance issues. Mr. Cowen graduated Phi Beta Kappa and summa cum laude from Bowdoin College and received an M.B.A. from the Wharton School of the University of Pennsylvania.
     Raymond L. Golden, age 68, has spent his entire 38 year career in investment banking. From 1962 to 1987, Mr. Golden served in various capacities at Salomon Brothers, retiring in 1987 as Executive Vice President of Finance and Administration of Salomon, Inc. In 1989, Mr. Golden became a partner of Wolfensohn & Co., an investment banking services firm, and became chairman in 1996 after the firm merged with Bankers Trust. He is a graduate of the Baruch School of Business and Public Administration and received a Master’s degree from the Wharton School of the University of Pennsylvania. Mr. Golden has engaged in extensive public speaking and the publishing of several articles and papers on the capital markets. He currently serves as Chairman of the National Wildlife Endowment Fund.
     Arrangements as to Selection and Nomination of Directors
     By agreement with the company, The 1818 Fund III, L.P., previous holder of all the Series E preferred shares, is entitled to designate two individuals to serve as directors and, upon expiration of their terms, to be included in the slate of nominees recommended by the Board of Directors. Messrs. Tucker and Cowen are such designees.
EXECUTIVE OFFICERS
     Certain information regarding our executive officers as of May 1, 2006 is set forth below.

Name	Age	Position
Horace J. Davis, III	38	Chief Executive Officer

Edward D. Moise, Jr.	41	Treasurer and Chief Financial Officer

Michael Slauson	35	President — Touch 1 Communications, Inc. and Z-Tel Consumer Services, LLC; Senior Vice-President—Business Operations

Ronnie R. Bailey	41	Senior Vice President —Sales and Marketing

Paul T. Kohler	37	Chief Technology Officer

John K. Lines	46	General Counsel

     Horace J. Davis, III has served as our Chief Executive Officer since August 2004. From June 2001 to July 2005, he served as our Chief Financial Officer, Senior Vice President and Treasurer. From 1995 to July 2005, Mr. Davis also served as Chief Financial Officer and Vice President — Planning for Touch 1 Communications, Inc. Trinsic acquired Touch 1 in 2000. Mr. Davis received a B.B.A. and an M.B.A. from Millsaps College.
     Edward D. Moise, Jr. has served as our Chief Financial Officer since January 3, 2006. Since September 2005, Mr. Moise has been a Managing Partner of Alpina Capital, a private investment banking firm providing a comprehensive array of financial advisory services to small and middle-market telecommunications and media companies. From 1999 to 2001, Mr. Moise served as a Senior Manager and from 2001 to 2005 he served as Treasurer for US Unwired Inc., a publicly-held, wireless company, where he was responsible for debt and cash management, business development, investor relations, risk management, purchasing and office services functions. He is a founder of and from 1995 to 1999 served as Chief Financial Officer of TrueView Marketing Support Systems, an award winning media company that published the first CD-ROM based real estate magazine in the United States. From 1992 to 1995 he served as a Senior Financial Analyst for Freeport-McMoRan, Inc., a large, publicly-held natural resources company. Mr. Moise holds a Master of Business Administration from the University of Michigan and a Bachelor of Science, major in Mathematical Economics, and Bachelor of Arts, major in English, from Tulane University.
     Michael Slauson has served as President of our subsidiary corporation, Touch 1 Communications, Inc., since December 2001. In April 2005, he took on the additional role of Senior Vice-President—Business Operations. From June 2001 to December 2001, Mr. Slauson served as Vice President of customer care for Trinsic. From April 2000 to June 2001, he served as Vice President of Enterprise Systems for Trinsic. From 1998 to 2000, he served as Vice President of Information Systems for Touch 1 Communications, Inc. From 1992 to 1998, Mr. Slauson served as Human Resources Program Manager for Mason & Hanger Corporation. Mr. Slauson holds a B.A. in Management Information Systems from Texas Tech University and an M.B.A. from West Texas A&M.
     Ronnie R. Bailey has since 2004 served as our Senior Vice-President — Business Sales and Marketing. In 2005 he took on the additional duties of consumer marketing. From 2003 to 2004, he served Trinsic as Vice-President —Business Product Marketing. From 1993 to 2003, Mr. Bailey worked in various capacities for MCI WorldCom, including from 2001 to 2003 as Senior Director, Global Data and VPN Product Marketing and from 1998 to 2001 as Director, Product Pricing and Analysis. He earned a Bachelor of Business Administration-Finance and Accounting from the University of Texas in 1987.
     Paul T. Kohler has served as our Chief Technology Officer since August 2004. From 2001 to 2004, he served as our Vice President of Product Management within our Strategic Planning department. From 1999 to 2001, Mr. Kohler served as Assistant Vice President — Product Management, Marketing for 2nd Century Communications. From 1991 to 1999, he served in many capacities working with Next Generation Telecommunications products and technologies for Sprint Corporation. Mr. Kohler earned dual Bachelor of Science degrees from Florida State University in 1991: one with a double major, Economics and Psychology, and the other with a major in Interdisciplinary Social Science
     John K. Lines has served as our General Counsel since May 23, 2005. Since 2005, Mr. Lines has also served as counsel in the Corporate and Securities Group at Schiff Hardin LLP, a 350 attorney law firm based in Chicago, Illinois. From 2003 to 2005, he served as Associate General Counsel, in the Complex Transactions Group at Qwest Communications International, Inc., a large publicly-held telephone and data communications company. From 2001 to 2003 he served as General Counsel, Secretary and Chief Business Development Officer for Voyager Systems, Inc., a wireless start-up company. From 2000 to 2001, Mr. Lines served General Counsel, Secretary and Vice President of Business Development/InvestorRelations for Sorrento Networks, Inc., fiber optics technology start-up. Mr. Lines earned a Bachelor of Science, with majors in Accounting and Finance at Purdue University and a Juris Doctor at the Indiana University School of Law.
Audit Committee
     We have an audit committee established amongst the Board of Directors for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee’s principal responsibilities are to (i) appoint, compensate, evaluate, retain, terminate and oversee of the work of the company’s independent auditor (ii) pre-approve all audit and permissible non-audit services performed by the company’s independent auditors (iii) review with management and the company’s independent auditors the company’s annual and quarterly financial statements (iv) monitor the company’s external and internal auditing, accounting and financial reporting processes (v) ensure the operation of a complaint notification system and (vi) review the activities and organizational structure of the company’s internal audit department. The Audit Committee is currently composed of three members: Richard F. LaRoche, Jr., Chairman, Raymond L. Golden and Roy Neel

Audit Committee Financial Expert
     The Board of Directors has determined that Mr. LaRoche is an audit committee financial expert and is “independent” as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. For this purpose the Board of Directors used the definition of independence set forth by Rule 4200(a)(15) of the Nasdaq Stock Market, Inc.
Procedures for Recommending Nominees to the Board of Directors
     There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since we last disclosed those procedures.
Section 16(a) Beneficial Ownership Reporting Compliance
     Based solely upon a review of Forms 3, 4, and 5 furnished to us during or with respect to our most recently completed fiscal year, we believe that all of our directors, officers, and 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them. All such forms were filed timely.
Code of Ethics
     We have adopted a code of ethics applicable to all employees and directors, including our chief executive officer and chief financial officer. We have posted the text of our code of ethics to our Internet web site: www.trinsic.com. Click “Investor Relations” at the top. Then find and click “Code of Conduct” under “Corporate Governance” on the right side of the screen. We intend to disclose any change to or waiver from our code of ethics by posting such change or waiver to our Internet web site.
Item 11. Executive Compensation
Summary Compensation Table
     The following table provides summary information concerning compensation paid or accrued by us to, or on behalf of, our “Named Executive Officers,” which are our chief executive officer and our four most highly compensated executive officers serving as executive officers at December 31, 2005, plus two additional executive officers who would have been one of the four most highly compensated officers but for the fact that they were not serving as executive officers as of December 31, 2005, if any.

				Long Term
				Compensation
				Awards
	Annual Compensation					Shares	All Other
		Salary	Bonus	Restricted		Underlying	Compensation
Name and Principal Position	Year	($)	($)	Stock ($)		Options (1)	($)(2)
Executives in Office at December 31, 2005

Horace J. Davis III	2005	300,000	30,000	88,000	(3)		—
Chief Executive Officer,	2004	238,461	—	70,000	(4)	2,000	—
	2003	200,000	—	—		500	—

Ronnie R. Bailey	2005	176,019	7,500	19,800	(5)		—
Senior Vice-President—Sales and	2004	150,961	17,000	—		600	—
Marketing	2003	103,596	—	—		500	—

Michael Slauson	2005	200,000	15,000	19,800	(6)
President — Touch 1 Communications, Inc. and Z-Tel Consumer Services, LLC;	2004	155,771	—	70,000	(7)	2,000	—
Senior Vice-President—Business Operations	2003	150,002	—	—		500	—

				Long Term
				Compensation
				Awards
	Annual Compensation					Shares	All Other
		Salary	Bonus	Restricted		Underlying	Compensation
Name and Principal Position	Year	($)	($)	Stock ($)		Options (1)	($)(2)
Paul T. Kohler	2005	200,000	15,000	36,400	(8)		—
Chief Technology Officer	2004	125,774	—	—		150	—
	2003	103,775	—	—		190	—

John K. Lines	2005	119,230	—	19,800	(9)	—	—
General Counsel	2004	—	—	—		—	—
	2003	—	—	—		—	—

(1)	“Shares Underlying Options” reflects a 5 for 1 reverse stock split that took place in November 2004 and a 10 for 1 reverse stock split that took place in September 2005.

(2)	The aggregate amount of perquisites and other personal benefits, securities or property received by each of the Named Executive Officers was less than either $50,000 or 10% of the total annual salary and bonus reported for that Named Executive Officer.

(3)	This amount is based upon a calculation of the number of shares of restricted stock granted multiplied by the closing per share market price of the stock on the date of the grant. Mr. Davis received a grant of 40,000 shares on September 15, 2005 when the price per share was $2.20. This amount would be $21,200 at December 31, 2005 based upon a closing price of $0.53. Both the number of shares and the price per share are adjusted to reflect a 10 for 1 reverse stock split that took place in September 2005. These shares of restricted stock may not be sold or transferred until they vest. One-third of these shares of restricted stock vests on the first anniversary of the grant. The remainder vests ratably over the following 24 months. The holder of the restricted stock will be entitled to any dividends that might accrue on the shares.

(4)	This amount is based upon a calculation of the number of shares of restricted stock granted multiplied by the closing per share market price of the stock on the date of the grant. Mr. Davis received a grant of 500 shares on March 5, 2004 when the price per share was $140.00. This amount would be $265 at December 31, 2005 based upon a closing price of $0.53. Both the number of shares and the price per share are adjusted to reflect a 5 for 1 reverse split that took place in November 2004 and a 10 for 1 reverse stock split that took place in September 2005. These shares of restricted stock may not be sold or transferred until they vest. One-third of these shares of restricted stock vests on the first anniversary of the grant. The remainder vests ratably over the following 24 months. The holder of the restricted stock will be entitled to any dividends that might accrue on the shares.

(5)	This amount is based upon a calculation of the number of shares of restricted stock granted multiplied by the closing per share market price of the stock on the date of the grant. Mr. Bailey received a grant of 9,000 shares on September 15, 2005 when the price per share was $2.20. This amount would be $4,770 at December 31, 2005 based upon a closing price of $0.53. Both the number of shares and the price per share are adjusted to reflect a 10 for 1 reverse stock split that took place in September 2005. These shares of restricted stock may not be sold or transferred until they vest. One-third of these shares of restricted stock vests on the first anniversary of the grant. The remainder vests ratably over the following 24 months. The holder of the restricted stock will be entitled to any dividends that might accrue on the shares.

(6)	This amount is based upon a calculation of the number of shares of restricted stock granted multiplied by the closing per share market price of the stock on the date of the grant. Mr. Slauson received a grant of 9,000 shares on September 15, 2005 when the price per share was $2.20. This amount would be $4,770 at December 31, 2005 based upon a closing price of $0.53. Both the number of shares and the price per share are adjusted to reflect a 10 for 1 reverse stock split that took place in September 2005. These shares of restricted stock may not be sold or transferred until they vest. One-third of these shares of restricted stock vests on the first anniversary of the grant. The remainder vests ratably over the following 24 months. The holder of the restricted stock will be entitled to any dividends that might accrue on the shares.

(7)	This amount is based upon a calculation of the number of shares of restricted stock granted multiplied by the closing per share market price of the stock on the date of the grant. Mr. Slauson received a grant of 500 shares on March 5, 2004 when the price per share was $140.00. This amount would be $265 at December 31, 2005 based upon a closing price of $ of $0.53. Both the number of shares and the price per share are adjusted to reflect a 5 for 1 reverse split that took place in November 2004 and a 10 for 1 reverse stock split that took place in September 2005. These shares of restricted stock may not be sold or transferred until they vest. One-third of these shares of restricted stock vests on the first anniversary of the grant. The remainder vests ratably over the following 24 months. The holder of the restricted stock will be entitled to any dividends that might accrue on the shares.

(8)	This amount is based upon a calculation of the number of shares of restricted stock granted multiplied by the closing per share market price of the stock on the date of the grant. Mr. Kohler received a grant of 13,000 shares on June 30, 2005 when the price per share was $2.80. This amount would be $6,890 at December 31, 2005 based upon a closing price of $0.53. Both the number of shares and the price per share are adjusted to reflect a 10 for 1 reverse stock split that took place in September 2005. These shares of restricted stock may not be sold or transferred until they vest. One-third of these shares of restricted stock vests on the first anniversary of the grant. The remainder vests ratably over the following 24 months. The holder of the restricted stock will be entitled to any dividends that might accrue on the shares.

(9)	This amount is based upon a calculation of the number of shares of restricted stock granted multiplied by the closing per share market price of the stock on the date of the grant. Mr. Lines received a grant of 9,000 shares on September 15, 2005 when the price per share was $2.20. This amount would be $4,770 at December 31, 2005 based upon a closing price of $0.53. Both the number of shares and the price per share are adjusted to reflect a 10 for 1 reverse stock split that took place in September 2005. These shares of restricted stock may not be sold or transferred until they vest. One-third of these shares of restricted stock vests on the first anniversary of the grant. The remainder vests ratably over the following 24 months. The holder of the restricted stock will be entitled to any dividends that might accrue on the shares.
Option Grants During Last Fiscal Year
     No stock options were granted to any of the Named Executive Officers during the fiscal year ended December 31, 2005.
Aggregated Option Exercises in Last Fiscal Year and Year-End Option Value Table
     The following table shows information concerning stock option exercises during 2005 and stock option values as of December 31, 2005 by each of the Named Executive Officers. The value of unexercised in-the-money options is determined by subtracting the exercise price from the fair market value of the common stock based on $0.52, the closing price of our common stock as of December 31, 2005, multiplied by the number of shares underlying the options.

	Shares		Number of Securities		Value of Unexercised
	Acquired	Value	Underlying Unexercised Options		In-the-Money Options at
	on	Realized	at Fiscal Year-End		Fiscal Year-End ($)
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Horace J. Davis III	—	—	9,500	—	—	—
Ronnie R. Bailey	—	—	1,100	—	—	—
Michael Slauson	—	—	7,200	—	—	—
Paul T. Kohler	—	—	1,080		—	—
John K. Lines	—	—	—	—	—	—
Executive Employment Agreements and Change-In-Control Arrangements
     We have entered into the following employment agreements with our senior executives:

		Annual
Officer	Term	Salary	Position
Horace J. Trey Davis III	August 2005 — August 2008	$300,000	Chief Executive Officer

Ronnie R. Bailey	August 2005 — August 2008	$200,000	Senior Vice-President—Sales and Marketing

Michael J. Slauson	August 2005 — August 2008	$200,000	President — Touch 1 Communications, Inc. and Z-Tel Consumer Services, LLC; Senior Vice-President—Business Operations

		Annual
Officer	Term	Salary	Position

Paul T. Kohler	August 2005 — August 2008	$200,000	Chief Technology Officer

John K. Lines	August 2005 — August 2008	$200,000	General Counsel
     The foregoing employment agreements also provide for —
•	automatic renewal for subsequent one year terms unless either party elects not to renew prior to 90 days from the end of the then current term of the agreement;

•	the payment of his base salary and any other benefits to which he would have been entitled for a period of 12 months (six months in the case of Mr. Bailey) if his employment is terminated without cause (as defined in the agreements);

•	the payment of 2.9 (1.9 in the case of Mr. Bailey) times his base salary and any incentive or bonus paid in the prior year if termination of employment occurs within six months before or two years after a change in control;

•	deemed termination of employment without cause (at his election) if certain specified events occur within six months of a change in control;

•	the obligation to keep our nonpublic information confidential; and

•	the obligation not to compete with us in the United States and not to solicit our employees after termination of employment, unless employment is terminated without cause.
PERFORMANCE GRAPH
     The following graph compares the cumulative total return on our common stock with the cumulative total return of the companies in the Nasdaq Composite Index and the Nasdaq Telecommunication Index. Cumulative total return in the Performance Graph is measured assuming (i) an initial investment of $100 on January 1, 2001 and (ii) the reinvestment of dividends.

	01/01/2001	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005

Trinsic Common Stock	$100.00	$25.05	$15.61	$38.58	$6.55	$0.20
Nasdaq Composite Index	$100.00	$78.94	$54.05	$81.09	$88.05	$89.26
Nasdaq Telecommunications Index	$100.00	$51.06	$23.47	$39.61	$42.77	$39.69
COMPENSATION COMMITTEE REPORT
To The Board of Directors:
Role of the Compensation Committee; Philosophy
     The Compensation Committee is a committee of the Board of Directors to which authority has been delegated to approve and monitor the executive compensation and benefits programs of Trinsic, Inc. and its subsidiaries (collectively the “Company”), to administer and make awards under the company’s equity participation plans and to monitor and supervise the administration of the Trinsic, Inc. 401-K Plan (the “401-K Plan”).
     The primary objectives of the Compensation Committee as set forth in the Compensation Committee Charter are—
(1)	To assure that the Company’s executive compensation and benefits programs and awards under its equity plans—
•	Are competitive with other growing companies in the Company’s industry;

•	Safeguard the interests of the Company and its stockholders;

•	Are effective in driving performance to achieve financial goals and create stockholder value;

•	Foster teamwork on the part of management and non-management employees;

•	Are cost effective and fair to employees, management and stockholders; and

•	Are well communicated and understood by the participants;
(2)	To assure investor confidence in the integrity of the Company’s process for determining executive compensation; and

(3)	To assure the Company fulfills its fiduciary obligations in its administration of the 401-K Plan.
     The Committee’s philosophy with respect to executive compensation is to establish comparatively low base salaries and place substantial emphasis on stock-based compensation, which we view to be very effective at correlating executive compensation with corporate performance and increases in stockholder value. In setting the compensation levels for the chief executive officer and other executive officers, we use our own judgment considering many factors, including comparisons to the levels of compensation paid to similarly situated executives in other companies and a variety of quantitative performance measures such as revenue, earnings and cash flow, all with due regard to management’s projections and the competitive and regulatory environment in which the company operates. In 2004, we retained a compensation consulting firm, Hewitt Associates LLC, to assist us. Hewitt provided us with an executive compensation study.
Equity Participation Plans
     The company has three equity participation plans: the 1998 Equity Participation Plan, the 2000 Equity Participation Plan and the 2004 Stock Incentive Plan. The 1998 Equity Participation Plan was terminated in 2000, although options remain outstanding under that plan. The 2000 Equity Participation Plan and the 2004 Stock Incentive Plan authorize us to award, among other things, non-qualified and incentive stock options, restricted stock, deferred stock and stock appreciation rights to employees and consultants, while the full Board administers stock-based awards to independent directors. Under the 2000 Equity Participation Plan and the 2004 Stock Incentive Plan, we select the employees and consultants to whom awards are to be made, determine the number of shares to be subject to awards and the terms and conditions of the awards, and make all other determinations and take all other actions necessary or advisable for the administration of the plan with respect to employees or consultants.
     As of May 1, 2006, 269,107 shares of common stock were available for issuance under the 2000 Equity Participation Plan. The 2000 Equity Plan is an “evergreen” plan. On the first day of each fiscal year a number of shares equal to the lesser of 60,000 or 6% of the outstanding shares of common stock are added to the plan, unless the Board of Directors sets a smaller number. The exercise price of stock options awarded under the 2000 Equity Participation Plan is generally made at no less than fair market value on the date of the award. During 2005, we awarded options to purchase 226 shares and we awarded 24,000 shares of restricted stock under the 2000 Equity Plan.
     As of May 1, 2006, 828,850 shares were available for issuance under the 2004 Stock Incentive Plan. During 2005, we did not award any options to purchase stock and we granted 301,533 shares of restricted stock under the 2004 Stock Incentive Plan
2005 Compensation for the Chief Executive Officer
     The general policies described above for the compensation of the executive officers also apply to the compensation approved by Compensation Committee during 2005 for the company’s chief executive officer. After the resignation of D. Gregory Smith in July 2004, Horace J. Davis III, the company’s chief financial officer, assumed the additional role of chief executive officer, eventually relinquishing the role of chief financial officer. We subsequently increased Mr. Davis’ base annual salary from $200,000 to $300,000. We also awarded Mr. Davis a bonus of $30,000. Based upon the executive compensation study provided to us by Hewitt Associates LLC, our compensation consulting firm, and our own observations we believe Mr. Davis’ annual salary is relatively lower than the salaries of other chief executive officers in comparable situations. Mr. Davis has an employment agreement with the company, the initial term of which will expire in August 2008. The agreement currently provides for (i) a base salary of $300,000, (ii) automatic renewal for subsequent one year terms (subject to nonrenewal by either party 90 days prior to the end of the term), (iii) the payment of his base salary and benefits for one year in the event of termination without cause, (iv) the payment of 2.9 times his base salary and any incentive or bonus paid in the prior year if termination of employment occurs within six months before or two years after a change in control, and (v) deemed termination of employment without cause (at his election) if certain specified events occur within six months of a change in control. Under the agreement, Mr. Davis also agreed to certain non-competition and nonsolicitation covenants.
     This report has been provided by the Compensation Committee.
COMPENSATION COMMITTEE:
Lawrence C. Tucker, Chairman
W. Andrew Krusen, Jr.

DIRECTOR COMPENSATION
     Each independent director, except Messrs. Tucker and Cowen, received $20,000 in cash compensation for their services during 2005. Pursuant to the terms of the 2000 Equity Participation Plan, upon initial election to the Board of Directors each independent director (that is, a director not employed by the company) automatically receives options to purchase 220 shares of our common stock. Thereafter, each independent director also receives automatically options to purchase an additional 220 shares of our common stock at the time of each annual meeting of stockholders at which such director is reelected. Options received by independent directors under the 2000 Equity Participation Plan have exercise prices not less than the fair market value of the company’s common shares at the date of the grant, expire ten years after the date of the grant and vest over four years. The 2000 Equity Participation Plan and the 2004 Stock Incentive Plan also permit discretionary grants of stock options to independent directors.

Item 12.	Security Ownorship Of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth, as of May 1, 2005 (unless otherwise stated), the number of shares of our common stock beneficially owned by:
•	each person who we know to be a beneficial owner of 5% or more of that class or series of stock;

•	each of our directors;

•	each of our Named Executive Officers; and

•	all executive officers and directors as a group.
Shares Beneficially Owned and Percentage of Total(1)

	Common
Beneficial Owner	Stock	%
Brown Brothers Harriman & Co.(2)	14,592,428	83.10
Lawrence C. Tucker(2)	14,594,560	83.10
Andrew C. Cowen(3)(12)	2,110	*
Richard F. LaRoche, Jr.(4)(12)	26,788	*
W. Andrew Krusen, Jr.(5)(12)	25,886	*
Roy Neel (6)(12)	25,044	*
Raymond L. Golden (7)(12)	25,044	*
Horace J. Davis III(8) (12)	209,500	*
Edward D. Moise, Jr. (12)	1,000	*
Ronnie R. Bailey (9)(12)	76,100	*
Michael Slauson (10)(12)	82,516
Paul T. Kohler (11)(12)	76,080
John K. Lines (12)	75,000	*
All directors and officers as a group(1)	15,219,628	86.54

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the aggregate number of shares beneficially owned by the individual stockholders and groups of stockholders described above and the percentage ownership of such individuals and groups, shares of common stock subject to convertible securities currently convertible or convertible or convertible within 60 days and shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this report are deemed outstanding. Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of the other stockholders or groups of stockholders.

(2)	This information is derived from a Schedule 13D dated November 20, 2000, as amended July 12, 2001, August 3, 2001, August 26, 2004, December 3, 2004, July 18, 2005, September 2, 2005, October 3, 2005, December 20, 2005 and January 18, 2006, filed jointly by Brown Brothers Harriman & Co., The 1818 Fund III, L.P., T. Michael Long and Lawrence C. Tucker. Each of these parties is shown to have shared voting and dispositive power with respect to all of the shares shown, except that Mr. Tucker’s shares include 2,132 shares deemed beneficially owned by him by virtue of certain stock options currently exercisable or which become exercisable within 60 days. The address of Brown Brothers Harriman & Co., The 1818 Fund III, L.P., T. Michael Long and Lawrence C. Tucker is 140 Broadway, New York, New York 10005.

(3)	Common Stock includes 2,110 shares deemed beneficially owed by Mr. Cowen by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days.

(4)	Common Stock includes 1,288 shares deemed beneficially owned by Mr. LaRoche by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days.

(5)	Common Stock includes 866 shares deemed beneficially owned by Mr. Krusen by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days.

(6)	Common Stock includes 44 shares deemed beneficially owned by Mr. Neel by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days.

(7)	Common Stock includes 44 shares deemed beneficially owned by Mr. Golden by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days.

(8)	Common Stock includes 9,500 shares deemed beneficially owned by Mr. Davis by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days.

(9)	Common Stock includes 1,100 shares deemed beneficially owned by Mr. Bailey by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days.

(10)	Common Stock includes 7,200 shares deemed beneficially owned by Mr. Slauson by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days.

(11)	Common Stock includes 1,080 shares deemed beneficially owned by Mr. Kohler by virtue of certain stock options that are currently exercisable or which become exercisable within 60 days.

(12)	The shareholder’s address is c/o Trinsic, Inc., 601 South Harbour Island Boulevard, Suite 220, Tampa, Florida 33602.
Item 13. Certain Relationships and Related Transactions
On July 15, 2005, we entered into an Exchange and Purchase Agreement with The 1818 Fund III, L.P., our largest shareholder. In the Exchange and Purchase Agreement, we agreed to issue to the Fund 24,084.769 shares of Series H Convertible Preferred Stock in exchange for all (approximately $21.5 million) outstanding indebtedness (including principal, interest and premium) owing to the Fund under a promissory note due in March 2006 and $2.5 million in cash. We consummated the exchange and purchase immediately after executing the agreement. The promissory note had been delivered to the Fund pursuant to a Standby Credit Facility Agreement, dated August 24, 2004 and amended May 24, 2005.
On December 15, 2005, we borrowed $1,000,000 from The 1818 Fund III, L.P., our largest shareholder, in order to take advantage of the tax settlement described below with the State of New York. The Fund is one of a family of funds managed by Brown Brothers Harriman & Company. In connection with the loan, we delivered to the Fund a promissory note bearing interest at 12% annually and due on demand. Upon request by the Fund we will be required to provide to the Fund a security interest in any and all of our assets, except those subject to our Receivables Sales Agreement with Thermo Credit LLP. The Fund has requested and we have delivered to the Fund a mortgage on real property we own in Atmore, Alabama where we have an operations center.

Item 14. Principal Accountant Fees and Services
Name of Accounting Firm
     PricewaterhouseCoopers LLP was our principal accounting firm until May 23, 2005. On July 15, 2005, at the direction of the Audit Committee of our Board of Directors, we engaged Carr Riggs & Ingram LLC as the principal accountant to audit our financial statements.
Audit Fees
     The aggregate fees billed by our principal accountant during 2005 and 2004 for the audit of our annual financial statements and for the reviews of the financial statements included in our quarterly reports on Form 10-Q were $447,100 and $433,000, respectively.
Audit Related Fees
     The aggregate fees billed by our principal accountant during 2005 and 2004 for assurance and related services reasonably related to the performance of audit or review of our financial statements and not reported under “audit fees” above were $23,000 and $14,790, respectively. Such services were primarily for audits of our 401-K plan.
Tax Fees
Our principal accountant billed no fees during 2005 or 2004 for tax compliance, tax advice or tax planning.
All Other Fees
     The aggregate fees billed by our principal accountant during 2005 and 2004 for products and services other than audit, audit-related or tax fees described above were $500 and $1,500, respectively. The nature of such services was the purchase of a software licenses for accounting research.
Pre-Approval Policies
     Consistent with law and the rules of the Securities and Exchange Commission it is the Audit Committee’s policy to pre-approve all audit services and permissible non-audit services provided by the company’s principal accountant. The procedure for such approval has been for principal accounting firm to request and receive from the Audit Committee approval for all services, specifically describing any non-audit services. The Audit Committee may delegate this pre-approval authority to one or more of its members. In that event, the member or members to whom pre-approval authority has been delegated will report all decisions with respect to pre-approvals to the full Audit Committee at the next Audit Committee meeting. All audit-related fees, tax fees and other fees described above were pre-approved by the Audit Committee.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) 3. The following exhibits are filed as part of this report.

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 1st day of May 2006.
TRINSIC, INC.

By:	/s/ Horace J. Davis, III

Horace J. Davis, III
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Horace J. Davis, III		May 1, 2006

Horace J. Davis, III	Chief Executive Officer
(Principal Executive Officer)

/s/ Edward D. Moise, Jr.		May 1, 2006

Edward D. Moise, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Andrew C. Cowen		May 1, 2006

Andrew C. Cowen	Director

/s/ Richard F. LaRoche, Jr.		May 1, 2006

Richard F. LaRoche, Jr.	Director

/s/ Lawrence C. Tucker		May 1, 2006

Lawrence C. Tucker	Director

/s/ W. Andrew Krusen, Jr.		May 1, 2006

W. Andrew Krusen, Jr.	Director

/s/ Roy Neel		May 1, 2006

Roy Neel	Director

/s/ Raymond L. Golden		May 1, 2006

Raymond L. Golden	Director
A signed original of this report has been provided to Trinsic, Inc. and will be retained by the Trinsic, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 31.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
I, Horace J. Davis III, certify that—
     1. I have reviewed this Annual Report on Form 10-K/A (Amendment No.1) of Trinsic, Inc.;
     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have—
          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
          b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as the end of the period covered by this report based on such evaluation; and
          c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function)—

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and
          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: May 1, 2006

/s/ HORACE J. DAVIS III
Horace J. Davis III
Chief Executive Officer

     A signed original of this written statement has been provided to Trinsic, Inc. and will be retained by the Trinsic, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.