Form 10-Q
period 2006-03-31
Trinsic, Inc.
filed 2006-05-15
CIK 1096509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE THREE MONTHS ENDED MARCH 31, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock outstanding as of May 10, 2006 was approximately 18,504,640.

PART I

Item 1. Financial Statements
Consolidated Balance Sheets at March 31, 2006 (Unaudited) and December 31, 2005	3
Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2006 and 2005	4
Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2006 and 2005	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4. Controls and Procedures	21

PART II

Item 1. Legal Proceedings	21
Signatures	25
Ex-10.17 Agreement For Purchase & Sale
Ex-31.1: Section 302 Certification of CEO
Ex-31.2: Section 302 Certification of CFO
Ex-32.1: Section 906 Certification of CEO
Ex-32.2: Section 906 Certification of CFO

TRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	(Unaudited)
	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$2,160	$79
Accounts receivable, net of allowance for doubtful accounts of $22,478 and $20,489	18,124	13,713
Prepaid expenses and other current assets	3,626	4,713

Total current assets	23,910	18,505

Property and equipment, net	18,170	19,931
Intangible assets, net	9,417	—
Other assets	3,386	2,884

Total assets	$54,883	$41,320

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$47,795	$40,248
Deferred revenue	6,982	6,013
Current portion of long-term debt and capital lease obligations	9,566	2,418

Total current liabilities	64,343	48,679

Long-term debt and capital lease obligations	1,794	1,025

Total liabilities	66,137	49,704

Commitments and contingencies (Notes 6, 8, 11 and 13)

Stockholders’ deficit:
Common stock, $0.01 par value; 150,000,000 shares authorized; 17,808,144 and 17,756,944 shares issued; 17,552,288 and 17,518,573 outstanding	175	175
Unearned stock compensation	(252)	(360)
Additional paid-in capital	416,771	416,127
Accumulated deficit	(427,943)	(424,321)
Treasury stock, 255,856 and 238,371 shares at cost	(5)	(5)

Total stockholders’ deficit	(11,254)	(8,384)

Total liabilities and stockholders’ deficit	$54,883	$41,320

The accompanying notes are an integral part of these consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended
	March 31,
	2006	2005
Revenues	$43,856	$57,131

Operating expenses:
Network operations, exclusive of depreciation and amortization shown below	24,827	29,833
Sales and marketing	1,607	5,220
General and administrative	16,710	22,508
Depreciation and amortization	2,983	4,179

Total operating expenses	46,127	61,740

Operating loss	(2,271)	(4,609)

Nonoperating income (expense):
Interest and other income	924	6,804
Interest and other expense	(2,275)	(1,753)

Total nonoperating income (expense)	(1,351)	5,051

Net income (loss) attributable to common stockholders	$(3,622)	$442

Net income (loss) per share:
Basic	$(0.21)	$0.08

Diluted	$(0.21)	$0.08

Weighted average shares outstanding:
Basic	17,532,716	5,518,530

Diluted	17,532,716	5,813,348

The accompanying notes are an integral part of these consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(3,622)	$442

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,983	4,179
Provision for bad debts	2,796	4,377
Expense charged for granting of stock options	752	41
Change in operating assets and liabilities:
Increase in accounts receivable	(7,207)	(9,660)
Increase in prepaid expenses	(262)	(463)
Increase in other assets	(502)	(1,745)
Increase (decrease) in accounts payable and accrued liabilities	7,547	(717)
Increase in deferred revenue	969	804

Total adjustments	7,076	(3,184)

Net cash provided by (used in) operating activities	3,454	(2,742)

Cash flows from investing activities:
Purchases of property and equipment	(383)	(1,232)
Purchase of customer lists	(1,727)	—

Net cash used in investing activities	(2,110)	(1,232)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(263)	(376)
Proceeds from asset based loan	—	946
Proceeds from stand by credit facility	1,000	7,163

Net cash provided by financing activities	737	7,733

Net increase in cash and cash equivalents	2,081	3,759
Cash and cash equivalents, beginning of period	79	1,363

Cash and cash equivalents, end of period	$2,160	$5,122

Non-cash investing and financing activities:
Purchase of customer lists	$7,180	$—

The accompanying notes are an integral part of these consolidated financial statements

TRINSIC, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(ALL TABLES ARE IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE DATA)
1. NATURE OF BUSINESS
DESCRIPTION OF BUSINESS
Trinsic, Inc. (formerly Z-Tel Technologies, Inc.) and subsidiaries (“Trinsic,” “we,” “us” or “our”) is a provider of residential and business telecommunications services. We offer local and long distance telephone services in combination with enhanced communications features accessible through the telephone, the Internet and certain personal digital assistants. In 2004 we began offering services utilizing Internet protocol, often referred to as “IP telephony,” “voice over Internet protocol” or “VoIP.”
LIQUIDITY AND CAPITAL RESOURCES
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
We have incurred significant losses since our inception as a result of developing our business, performing ongoing research and development, building and maintaining our network infrastructure and technology, the sale and promotion of our services, and ongoing administrative expenditures. As of March 31, 2006, we had an accumulated deficit of approximately $427.9 million and $2.2 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, our asset based loan, our standby credit facility, a sale-leaseback credit facility, an accounts receivable factoring facility and an initial public offering.
For the quarter ended March 31, 2006, net cash provided by operating activities was $3.5 million as compared to net cash used in operating activities of $2.7 million for the same period in the prior year.
On April 4, 2005, we entered into an accounts receivable financing agreement with Thermo Credit, LLC (“Thermo”). The agreement provides for the sale of up to $33 million of our accounts receivable on a continuous basis to Thermo, subject to selection criteria as defined in the contract. We have the option to further increase the facility up to $38 million during the next six months.
On December 15, 2005, we borrowed $1.0 million from the 1818 Fund III, L.P. (“the Fund”) in order to take advantage of a tax settlement with the State of New York. On January 12, 2006, we borrowed $1.0 million from the Fund for general corporate purposes. In connection with the loan, and the previous $1,000,000 loan received December 15, 2005, we delivered to the Fund a promissory note bearing interest at 12% annually and due on demand and a mortgage on certain real property we own in Atmore, Alabama where we have an operations center. Under the promissory note we may be required to grant additional security to the Fund.
Our net cash used in investing activities was $2.1 million for the three months ended March 31, 2006, compared to $1.2 million for the same period in the prior year. The increase was attributable to purchasing local access lines from Sprint in 2006.
For the three months ended March 31, 2006, net cash provided by financing activities was $0.7 million as compared to $7.7 million for the same period in 2005. This decrease is primarily the result of money borrowed from the Fund in 2005.
In February 2006, we acquired 102,559 UNE-P local access lines from Sprint for which we previously provided services on a wholesale basis. We acquired the lines pursuant to a definitive agreement dated October 25, 2005. Under the agreement we purchased the lines for $10.3 million, of which we paid $2.6 million at closing. The remaining purchase price will be paid in 15 equal monthly installments.
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

We continue to address certain issues associated with this agreement. The total purchase price will depend upon the number of lines in service at the time of closing. In addition, Access Integrated Networks agreed to utilize our voicemail platform for at least one year after the sale.
On March 3, 2006 we initiated a reduction in force which terminated the employment of approximately 118 employees. All post termination wages and salaries have been paid out as of April 7, 2006. In association with the reduction in force we have ceased actively marketing our IP telephony services. Services to our current IP telephony customers will be unaffected.
As of May 10, 2006 we had acquired all of the remaining UNE-P local access lines, for which we previously provided services on a wholesale basis, from Sprint. We purchased the remaining lines for $0.9 million, of which $0.2 million was paid in cash and $0.7 million was deferred. This completes our transaction with Sprint and as a result, we will no longer have any wholesale lines subsequent to second quarter 2006.
2. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and are in the form prescribed by the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. The interim unaudited financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2005, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2006. In the opinion of management, all adjustments considered necessary for a fair statement have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
3. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
(a) Significant Accounting Policies
Our significant accounting policies are included in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005.
(b) Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which amends SFAS No. 140. SFAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. We are still assessing the impact that the adoption of SFAS No. 156 will have on our financial position, results of operations and cash flows.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). SFAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative and clarifies that beneficial interests in securitized financial assets are subject to SFAS 133. SFAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not anticipate that the adoption of SFAS No. 155 will have a material impact on our financial position, results of operations or cash flows.
4. ACCOUNTS RECEIVABLE FINANCING AGREEMENT
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

We sold approximately $53.0 million of receivables to Thermo, for net proceeds of approximately $34.9 million, during the three months ended March 31, 2006. We have not recorded a servicing asset or liability to date, as our servicing fees under the agreement represent the amount of cash collections in excess of the amounts funded by Thermo. To date, the amount of collections from our servicing activities have approximated the amounts funded by Thermo; therefore, not giving rise to any servicing asset or liability. We recorded costs related to the agreement of approximately $1.6 million and $0.0 million for the three months ended March 31, 2006 and 2005, respectively. We were responsible for the continued servicing of the receivables sold.
5. INTANGIBLE ASSETS
In February 2006, we acquired 102,559 UNE-P local access lines from Sprint for which we previously provided services on a wholesale basis. We acquired the lines pursuant to a definitive agreement dated October 25, 2005. Under the agreement we purchased the lines for $10.3 million, of which we paid $2.6 million at closing. The remaining purchase price will be paid in 15 equal monthly installments. The entire purchase price has been recorded as an intangible asset as of March 31, 2006. The customer list is being amortized based upon the $100 per line purchase price times the number of customers lost each month, not to exceed twelve months. Since the amortization is being recorded based upon the actual number of customers lost, we do not expect there to be any residual value. As of March 31, 2006, we have recorded $0.8 million in amortization expense.

	March 31, 2006			December 31, 2005
	Carrying	Accumulated	Net Intangible	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets
Customer related intangible assets:

Customer list from Touch 1 acquisition	$9,145	$9,145	$—	$9,145	$9,145	$—
Customer list from acquisition of Sprint lines	10,256	839	9,417	—	—	—

	$19,401	$9,984	$9,417	$9,145	$9,145	$—

Aggregate amortization expense:

For the three months ended March 31, 2006		$839
For the three months ended March 31, 2005		$457
Expected amortization expense for the years ending December 31,
2006		$9,401
2007		$855
6. OTHER DEBT
On December 15, 2005, we borrowed $1.0 million from the Fund in order to take advantage of a tax settlement with the State of New York. On January 12, 2006, we borrowed $1.0 million from the Fund for general corporate purposes. In connection with the loan, and the previous $1.0 million loan received December 15, 2005, we delivered to the Fund a promissory note bearing interest at 12% annually and due on demand and a mortgage on certain real property we own in Atmore, Alabama where we have an operations center. Under the promissory note we may be required to grant additional security to the Fund.
The table below lists our current and long-term debt as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
RELATED PARTIES:

Note payable to Corman Elegre, customer base pledged as collateral, payable in monthly installments, due September 2004, interest rate at 6%	$370	$360

Loan payable to the Fund, secured by a mortgage on real property located in Atmore, AL; due on demand, interest rate at 12%	2,000	1,000

UNRELATED PARTIES:

Tax settlement payable to the State of New York, payable in monthly installments through December 2007, non-interest bearing	1,794	2,050

Purchase price for local access lines due to Sprint, payable in monthly installments through May 2007, non-interest bearing	7,180	—

Capital leases	16	33

	$11,360	$3,443
Less: Current portion	(9,566)	(2,418)

Total long-term debt	$1,794	$1,025

7. STOCK-BASED COMPENSATION
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revised SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”.) SFAS 123R requires the grant-date fair value of all stock-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period. We adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, we did not restate any prior periods and we are recognizing compensation expense for all stock-based payment awards that were outstanding, but not yet vested, as of January 1, 2006.
Prior to the adoption of SFAS 123R, the Company utilized the intrinsic-value based method of accounting under APB Opinion No. 25, (“APB 25”) “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS 123. Under the intrinsic-value based method of accounting, no compensation expense was historically recognized in the financial statements for stock options. For additional information about our stock-based compensation and for additional disclosures required under SFAS 123R, refer to Note 20 of the Notes to Consolidated Financial Statements in our Form 10-K.
On January 20, 2006, our board of directors approved the full vesting of all of our unvested, outstanding stock options. All of the stock options were out-of-the-money and we decided to accelerate the vesting in order to avoid future administrative and other costs. As a result of this accelerated vesting, all remaining compensation costs related to our stock options was recorded in the three months ended March 31, 2006.
During the three months ended March 31, 2006, our general and administrative expense includes $0.7 million, or $0.04 per share, in compensation expense related to our stock-based payment awards.
As noted above, we previously accounted for our stock options under APB 25. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005, if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation. The fair value of the options granted has been estimated at the various grant dates using the Black-Scholes option-pricing model with the following assumptions:
•	Fair market value based on our closing common stock price on the date the option is granted;

•	Expected option term of 5 years;

•	Volatility based on the historical stock price over a period consistent with the expected term;

•	No expected dividend payments on our common stock.

Three Months
Ended March 31, 2005
Net income attributable to common stockholders, as reported	$442
Add: Stock-based compensation included in net income	41
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards	(642)

Net loss attributable to common stockholders, pro forma	$(159)

Basic Net Income (Loss) per Share
As reported	$0.08

Pro forma	$(0.03)

Diluted Net Income (Loss) per Share
As reported	$0.08

Pro forma	$(0.03)

8. COMMITMENTS AND CONTINGENCIES
We have disputed billings and access charges from certain inter-exchange carriers (“IXCs”) and incumbent local exchange carriers (“ILECs”). We contend that the invoicing and billings of these access charges are not in accordance with the interconnection, service level, or tariff agreements between us and certain IXCs and ILECs. We have not paid these disputed amounts and management believes that we will prevail in these disputes. At March 31, 2006, the total disputed amounts were approximately $19.9 million. We have accrued for $12.2 million, which represents the access charges that we believe are valid or that may be deemed valid.
As of March 31, 2006, we have agreements with three long-distance carriers to provide transmission and termination services for all of our long distance traffic. These agreements generally provide for the resale of long distance services on a per-minute basis and contain minimum volume commitments. As a result of not fulfilling all of our volume commitments as outlined in one of these contracts, we agreed to pay an increased per minute charge for minutes until the achievement of certain minimum minute requirements. Once we meet the new agreed upon minimum minutes we will revert to the terms of our original agreement. All other terms of the original agreement continue in full force.
In July 2004, we entered into an agreement with an Operations Support Systems services firm to outsource customer provisioning and other ordering through electronic bonding with the incumbent local exchange carriers. In November 2004, we renegotiated this agreement, resulting in a lowering of our monthly minimum payments for the six month time period beginning on July 1, 2005. In May 2005, we renogiated this agreement once again, resulting in a minimum annual commitment of approximately $2.8 million for the year ending December 31, 2006. We made payments under the agreement totaling $0.5 million and $0.0 million for the three months ended March 31, 2006 and 2005, respectively.
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
In connection with our wholesale services agreement, a portion of customers are provisioned using our company code. Therefore, we are the customer of record for the Regional Bell Operating Companies’ wholesale billing. It is very likely that the state commissions would require us to continue providing services to our wholesale customers for at least a 90-day period, regardless of whether our wholesale relationship continues. See footnote 13 — Subsequent Events for an update on our wholesale agreement with Sprint.
9. RELATED PARTY TRANSACTIONS
We incurred and paid interest on our related party debt of $0.2 million during the quarter ended March 31, 2005. No related party interest was paid during the quarter ended March 31, 2006. Interest incurred in the amount of $0.1 million on our related party debt for the quarter ended March 31, 2006 was paid in April 2006.
10. COMPUTATION OF NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Incremental shares of common stock equivalents are not included in the calculation of diluted net loss per share for the quarter ended March 31, 2006 as the inclusion of such equivalents would be anti-dilutive.
Net income (loss) per share is calculated as follows:

	Three Months Ended March 31,
	2006	2005
Basic and diluted net income (loss) per share:
Net income (loss) attributable to common stockholders	$(3,622)	$442

Net income (loss) per share:
Basic	$(0.21)	$0.08

Diluted	$(0.21)	$0.08

Weighted average shares outstanding:
Basic	17,532,716	5,518,530

Diluted	17,532,716	5,813,348

For the three months ended March 31, 2006, basic and diluted net loss per share are the same. The following table includes potentially dilutive items that were not included in the computation of diluted net loss per share for the three months ended March 31, 2006 because to do so would be anti-dilutive. The items shown for the three months ended March 31, 2005 were included in the computation of diluted net income per share:

	Three Months Ended March 31,
	2006	2005
Unexercised stock options	69,716	186,940
Unexercised warrants	63,275	107,878

Total potentially dilutive shares of common stock equivalents	132,991	294,818

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
A settlement has been reached by the plaintiffs, the issuers and insurers of the issuers. The principal terms of the proposed settlement are (i) a release of all claims against the issuers and their officers and directors, (ii) the assignment by the issuers to the plaintiffs of certain claims the issuers may have against the Underwriters and (iii) an undertaking by the insurers to ensure the plaintiffs receive not less than $1 billion in connection with claims against the Underwriters. Hence, under the terms of the proposed settlement our financial obligations will likely be covered by insurance. To be binding the settlement must be approved by the court. The court has given preliminary, but not final approval of the settlement. A fairness hearing was held April 24, 2006. The court has not yet made its ruling as to fairness.
Susan Schad, on behalf of herself and all others similarly situated, filed a putative class action lawsuit against Trinsic Communications, Inc. (formerly known as Z-Tel Communications, Inc.), our wholly-owned subsidiary corporation, on May 13, 2004. The Original Complaint alleged that our subsidiary engaged in a pattern and practice of deceiving consumers into paying amounts in excess of their monthly rates by deceptively labeling certain line-item charges as government-mandated taxes or fees when in fact they were not. The Original Complaint sought to certify a class of plaintiffs consisting of all persons or entities who contracted with Trinsic for telecommunications services and were billed for particular taxes or regulatory fees. The Original Complaint asserted a claim under the Illinois Consumer Fraud and Deceptive Businesses Practices Act and sought unspecified damages, attorneys’ fees and court costs. On June 22, 2004, we filed a notice of removal in the state circuit court action, removing the case to the federal district court for the Northern District of Illinois, Eastern Division, C.A. No. 4 C 4187. On July 26, 2004, Plaintiff filed a motion to remand the case to the state circuit court. On January 12, 2005, the federal court granted the motion and remanded the case to the state court. On October 17, 2005, the state court heard argument on Trinsic’s motion to dismiss the lawsuit and granted that motion, in part with prejudice. The court dismissed with prejudice the claims relating to the “E911 Tax,” the “Utility Users Tax,” and the “Communications Service Tax.” The court found that those tax charges were specifically authorized by state law or local ordinance, and thus cannot be the basis of a Consumer Fraud claim. The court also dismissed (but with leave to replead) the claims relating to the “Interstate Recovery Fee” and the “Federal Regulatory Compliance Fee.” The court determined that plaintiff had failed to allege how she was actually damaged by the allegedly deceptive description of the charges. On November 15, 2005, Plaintiff filed a First Amended Class Action Complaint alleging that Trinsic mislabeled its “Interstate Recovery Fee” and “Federal Cost Recovery Fee” in supposed violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. As with the Original Complaint, the First Amended Class Action Complaint seeks damages, fees, costs, and class certification. Trinsic filed a further Motion to Dismiss which was heard by the Court on April 3, 2006. The Court granted our motion by dismissing Plaintiff’s claims for unfair practices under the Illinois Consumer Fraud and Deceptive Business Practices Act and dismissing in part Plaintiff’s claims for deceptive practice under the Act. The court determined that the Plaintiff did not state sufficient facts indicating that her alleged damages were caused by our alleged deception. The Plaintiff was granted 21 days in which to replead the claims of deception. On April 24, 2006, the Plaintiff filed a Second Amended Class Action Complaint again alleging that Trinsic mislabeled its “Interstate Recovery Fee” and “Federal Cost Recovery Fee” in supposed violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The Second Amended Class Action Complaint seeks damages, fees, costs, and class certification. We believe the plaintiff’s allegations are without merit and intend to defend the lawsuit vigorously, but we cannot predict the outcome of this litigation with any certainty.
On November 19, 2004, the landlord of our principal Tampa, Florida facility sued us seeking a declaration of its rights and obligations under the lease and damages for breach of contract. We assert that the landlord has failed to provide certain services in accordance with the lease, including maintenance of air conditioning and emergency electrical generating systems crucial to our operations. We have taken steps necessary to provide this maintenance and have offset the costs of these measures against the rent, which we believe we are entitled to do under the lease. Thus far we have withheld approximately $274,000. We also believe we are entitled to reimbursement from the landlord for approximately $23,000 in costs associated with improvements to the leased space.
On November 19, 2004, a provider of parking spaces for our Tampa facilities sued us for parking fees in excess of $334,300. Pursuant to our lease we are entitled to a number of free spaces and we are obligated to pay for additional usage of parking spaces. We believe the provider has substantially overstated our use of the spaces. We have a tentative settlement understanding with the plaintiff. We expect to enter into a definitive settlement agreement within weeks. Under the proposed settlement, we expect to pay a total of $150,000, payable in installments over seven months.
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
As discussed in Note 5 above, we have acquired the majority of the Sprint lines for which we previously provided wholesale services.
As of March 31, 2006, we had 9,874 wholesale lines remaining. Upon the completion of this transaction we will no longer provide wholesale services and will discontinue Segment reporting.
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
The following summarizes the financial information concerning our reportable segments for the three months ended March 31, 2006 and 2005:

	March 31,
Retail Services	2006	2005
Revenues	$40,051	$44,024
Depreciation and amortization	$2,112	$4,143
Segment results	$(441)	$(4,256)
Capital expenditures	$383	$1,232
Identifiable assets	$48,369	$64,388

	March 31,
Wholesale Services	2006	2005
Revenues	$3,805	$13,107
Depreciation and amortization	$871	$36
Segment results	$1,153	$3,826
Capital expenditures	$—	$—
Identifiable Assets	$6,514	$7,667
The following table reconciles our segment information to the consolidated financial information for the three months ended March 31, 2006 and 2005:

	March 31,
	2006	2005
Revenues
Retail segment	$40,051	$44,024
Wholesale segment	3,805	13,107

Total consolidated	$43,856	$57,131

	March 31,
	2006	2005
Segment results:
Retail segment	$(441)	$(4,256)
Wholesale segment	1,153	3,826
Depreciation and amortization	(2,983)	(4,179)

Total consolidated operating loss	$(2,271)	$(4,609)

13. SUBSEQUENT EVENTS
As of May 10, 2006 we had acquired all of the remaining UNE-P local access lines, for which we previously provided services on a wholesale basis, from Sprint. We purchased the remaining lines for $0.9 million, of which $0.2 million was paid in cash and $0.7 million was deferred. This completes our transaction with Sprint and as a result, we will no longer have any wholesale lines subsequent to second quarter 2006.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion together with financial statements and related notes included in this document. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those projected in the forward-looking statements as a result of certain factors, including, but not limited to, those discussed in “Item 1. Business,” as well as “Cautionary Statements Regarding Forward-Looking Statements,” and “Item 1A. Risk Factors” included in our Form 10-K filed with the Securities and Exchange Commission on March 31, 2006, and other factors relating to our business and us that are not historical facts. Factors that may affect our results of operations include, but are not limited to, our limited operating history and cumulative losses, access to financing, uncertainty of customer demand, rapid expansion, potential software failures and errors, potential network and interconnection failure, dependence on local exchange carriers, dependence on third party vendors, dependence on key personnel, uncertainty of government regulation, legal and regulatory uncertainties, and competition. We disclaim any obligation to update information contained in any forward-looking statement.
OVERVIEW
We offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone or the Internet. These features include Personal Voice Assistant (“PVA”), “Find-Me,” “Notify-Me,” caller identification, call waiting and speed dialing. PVA allows users to store contacts in a virtual address book and then access and utilize that information by voice from any telephone. PVA users can also send voice e-mails. We provide advanced, integrated telecommunications services targeted to residential and business customers. We have successfully deployed Cisco soft switches in the Tampa and New York City markets, which allows us to provision VoIP services. In addition to providing our services on a retail basis, we are also providing these services on a wholesale basis. Our wholesale services provide other companies the ability to utilize our telephone exchange services, enhanced services platform, infrastructure and back-office operations to provide services to retail and business customers on a private label basis. For management purposes, we are organized into two reportable operating segments: retail services and wholesale services. The nature of our business is rapidly evolving, and we have a limited operating history.
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
Revenues

	For the three months
Total revenues by segment (in	ended March 31,		Percentage of Revenues
millions)	2006	2005	2006	2005
Retail Segment	$40.1	$44.0	91.3%	77.1%
Wholesale segment	3.8	13.1	8.7%	22.9%

Total Revenues	$43.9	$57.1	100.0%	100.0%

Two significant drivers impact our revenues: number of lines in service and average (monthly) revenue per unit (“ARPU”). The more significant driver impacting our changes in revenue is the number of lines in service. The table below provides a detailed break-down of our lines:

	Average lines in service		Ending lines in service
	for the three months ended		as of
	March 31,		March 31,
Type of Service	2006	2005	2006	2005
Bundled residential services	154,237	190,997	177,935	182,548
Bundled business services	47,867	47,453	52,612	47,378
1+ long distance services	28,680	37,916	27,875	39,539
Wholesale services	46,671	278,467	9,874	254,086
VoIP	3,358	2,483	3,408	3,959

Total lines under management	280,813	557,316	271,704	527,510

Average and ending lines in service for 2006 include the lines purchased from Sprint in February. See footnote 5 — Intangible Assets.
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

	For the three months
Average revenue per unit in	ended March 31,
service	2006	2005
Bundled residential services	$71.75	$65.27
Bundled business services	$40.39	$36.53
1+ long distance services	$12.78	$12.31
Price increases went into effect in the second quarter and the fourth quarter of 2005, causing the ARPU to increase for the three months ended March 31, 2006 as compared to the same three month period in 2005.
The company expects both its retail and wholesale revenue to decline in 2006. The expected decrease is the result of the anticipated sale of access lines to BellSouth, termination of the company’s wholesale operations, and normal attrition of the remaining customer base. The decrease should be partially offset by the acquisition of access lines from Sprint and the rate changes noted above.
Retail Segment

	For the three months
Retail segment revenues by type	ended March 31,		Percentage of Revenues
(in millions)	2006	2005	2006	2005
Bundled residential services	$33.2	$37.4	82.6%	85.0%
Bundled business services	5.8	5.2	14.6%	11.8%
1+ long-distance services	1.1	1.4	2.8%	3.2%

Total Revenues	$40.1	$44.0	100.0%	100.0%

•	During 2006, the decrease in retail revenue of $3.9 million as compared to 2005, was primarily the result of the decline in residential UNE-P lines and 1+ long distance lines, offset by the conversion of Sprint wholesale lines to the retail segment. These decreases were partially mitigated by increases in bundled business revenue which was directly attributable to line growth.
Wholesale Segment

	For the three months
Wholesale segment revenues by	ended March 31,		Percentage of Revenues
type (in millions)	2006	2005	2006	2005
Sprint	$3.8	$13.1	100.0%	100.0%
MCI	—	—	0.0%	0.0%
Other	—	—	0.0%	0.0%

Total Revenues	$3.8	$13.1	100.0%	100.0%

•	Sprint lines have decreased significantly from March 31, 2005 to 2006, resulting in a decline in wholesale revenue.
Network Operations
Our network operations expense primarily consists of fixed and variable transmission expenses for the leasing of the UNE-P components from the ILECs, domestic and international charges from service level agreements with IXCs, and the USF and certain other regulatory charges. The following table shows the detail by segment of network operations expense:

Network operations expense, exclusive of	For the three months		Percentage of Segment
depreciation and amortization expense, by	ended March 31,		Revenues
segment (in millions)	2006	2005	2006	2005
Retail Segment	$22.8	$22.9	56.9%	52.0%
Wholesale Segment	2.0	6.9	52.6%	52.7%

Total Network Operations Expense	$24.8	$29.8	56.5%	52.2%

     The following table shows the detail by type of network operations expense:

Network operations expense, exclusive of	For the three months		Percentage of Network
depreciation and amortization, by type (in	ended March 31,		Operations
millions)	2006	2005	2006	2005
Bundled residential services	$18.7	$19.1	75.4%	64.1%
Bundled business services	3.9	3.6	15.7%	12.1%
1+ long distance services	0.2	0.2	0.8%	0.7%
Wholesale services	2.0	6.9	8.1%	23.1%

Total	$24.8	$29.8	100%	100%

•	During 2006, network operations expense decreased as compared to 2005 for residential and wholesale services. This is primarily due to the decrease in lines in service offset partially by increased ILEC fees. Network operations expense increased for bundled business services in 2006 as compared to 2005 due to the line growth experienced and the increases in ILEC fees. The decrease in 1+ long distance lines in service was offset by increased ILEC fees, causing the revenue to stay static from 2005 to 2006.
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

	For the three months
Average network operations expense per	ended March 31,
unit	2006	2005
Bundled residential services	$40.41	$33.33
Bundled business services	$27.10	$25.29
1+ long distance services	$2.32	$1.76
•	During 2006, AEPU increased because of rate increases associated with the FCC’s UNE-P ruling effective March 11, 2005 and our commercial services agreements.
We expect network operations expense to increase in 2006 as we experience rate increases associated with our commercial services agreements with the ILECs as well as increases attributable to the acquisition of the local access lines from Sprint.
Retail Segment
The following table provides a detail of network operations expense as a percentage of revenues by the respective revenue types. This table excludes an analysis of the wholesale services business segment because management does not evaluate this measure, given that network expenses related to wholesale services are intended to be zero-margin direct cost pass-through in nature.

	For the three months
Network operations expense as a	ended March 31,
percentage of revenues	2006	2005
Bundled residential services	56.3%	51.1%
Bundled business services	67.2%	69.2%
1+ long distance services	18.2%	14.3%
•	During the first quarter of 2006, network operations expense as a percentage of revenues increased for bundled residential services and 1+ long distance services as compared to the prior year. The increase is a direct result of rate increases associated with the FCC’s UNE-P ruling effective March 11, 2005 and our commercial services agreements with Qwest, Verizon, SBC Communications (now AT&T) and BellSouth. Network operations expense as a percentage of revenues decreased for bundled business services during the first quarter of 2006 as compared to the prior year. This is because the customer mix has shifted in 2006 towards customers with a larger ARPU.
Wholesale Segment
•	Network operations expense from the wholesale segment decreased by $4.9 million for the quarter ended March 31, 2006 as compared to the same period in 2005. This was the result of the significant decrease in wholesale lines in service during 2006 and the later part of 2005.
Sales and Marketing
The sales and marketing expense primarily consists of telemarketing, direct mail, brand awareness advertising and independent sales representative commissions and salaries and benefits paid to employees engaged in sales and marketing activities. The following table shows the detail by segment of sales and marketing expense:

	For the three months		Percentage of Segment
Sales & marketing expense by segment (in	ended March 31,		Revenues
millions)	2006	2005	2006	2005
Retail Segment	$1.6	$5.2	4.0%	11.8%
Wholesale segment	—	—	0.0%	0.0%

Total Sales & Marketing Expense	$1.6	$5.2	3.6%	9.1%

Retail Segment
•	During the first three months of 2006, sales and marketing expense decreased by $3.6 million as compared to the same period in 2005. This was mainly due to a decrease in sales commissions and payroll related expenses. Decreases were also experienced in direct mail expenses and marketing expenses as we were not actively marketing to VoIP or UNE-P customers in the first quarter of 2006.
Wholesale Segment
We are not actively seeking any new wholesale relationships at this time, therefore we have not incurred any expenses related to this segment for either period presented.
General and Administrative
General and administrative expense primarily consists of employee salaries and benefits, outsourced services, bad debt expense, billing and collection costs, occupancy costs, legal and provisioning costs. The following table shows the detail by segment of general and administrative expense:

	For the three months		Percentage of Segment
General & administrative expense by	ended March 31,		Revenues
segment (in millions)	2006	2005	2006	2005
Retail Segment	$16.0	$20.1	40.0%	45.7%
Wholesale segment	0.7	2.4	18.4%	18.3%

Total General & Administrative	$16.7	$22.5	38.2%	39.4%

•	The decrease of $5.8 million in general and administrative expenses in the first quarter of 2006 as compared to the same period in 2005 is explained by decreases in payroll and payroll related expenses, contract development, travel expenses, tax and licenses expenses, bad debt expenses, customer provisioning expenses and incorrect dispatch expenses.
We have improved our operating costs and overall operations. Decreases in lines in service have directly impacted our general and administrative needs, causing a significant reduction in many of the expense items listed above. We anticipate general and administrative expenditures will decrease in total into the future as management continues to rationalize its operating cost structure. We will continue to evaluate our operations for efficiencies and our employee staffing requirements as they relate to increased efficiencies or needs to expand or outsource services. We expect to see continued improvements to the reductions of general and administrative expense as a percentage of total reported revenue during the remainder of 2006 relative to 2005.
Retail Segment
•	General and administrative expense decreased $4.1 million for the quarter ended March 31, 2006 as compared to the prior year period. The largest decreases occurred in payroll and payroll related expenses, bad debt expenses, customer provisioning expenses and incorrect dispatch expenses.
Included in the retail services general and administrative expense are all employee benefits expenses, occupancy, insurance, and other indirect or overhead-related expenses as only direct costs are recorded within our wholesale services business segment.
Wholesale Segment
•	The decrease in general and administrative expense for the quarter ended March 31, 2006 as compared to the same period in 2005 is a direct result of decreased wholesale lines in service. The expense line items that decreased most significantly are payroll and payroll related expenses, incorrect dispatch expenses and customer provisioning expenses.
Depreciation and Amortization
•	Depreciation and amortization expense decreased $1.2 million for the quarter ended March 31, 2006 as compared to the prior year period. The decrease was the result of decreased capital spending related to property, plant and equipment.
Interest and Other Income
•	Interest and other income primarily consists of interest charged to our bundled residential and business customers for not paying their bills on time and income from interest earned on our cash balances.

•	During the quarter ended March 31, 2005, interest and other income also includes $6 million of lawsuit proceeds from a legal settlement.
Interest and Other Expense
Interest and other expense includes late fees for vendor payments, discount fees related to our accounts receivable financing agreement, interest related to the asset based loan with Textron and our standby credit facility, capital leases and our other debt obligations.
•	The increase in interest and other expense during the quarter ended March 31, 2006 as compared to 2005 was primarily attributable to the discount fees we incurred on our accounts receivable financing agreement, as well as an increase in late fees for vendor payments.

LIQUIDITY AND CAPITAL RESOURCES
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
We have incurred significant losses since our inception as a result of developing our business, performing ongoing research and development, building and maintaining our network infrastructure and technology, the sale and promotion of our services, and ongoing administrative expenditures. As of March 31, 2006, we had an accumulated deficit of approximately $427.9 million and $2.2 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, our asset based loan, our standby credit facility, a sale-leaseback credit facility, an accounts receivable factoring facility and an initial public offering.
For the quarter ended March 31, 2006, net cash provided by operating activities was $3.5 million as compared to net cash used in operating activities of $2.7 million for the same period in the prior year.
On April 4, 2005, we entered into an accounts receivable financing agreement with Thermo Credit, LLC (“Thermo”). The agreement provides for the sale of up to $33 million of our accounts receivable on a continuous basis to Thermo, subject to selection criteria as defined in the contract. We have the option to further increase the facility up to $38 million during the next six months.
On December 15, 2005, we borrowed $1.0 million from the 1818 Fund III, L.P. (“the Fund”) in order to take advantage of a tax settlement with the State of New York. On January 12, 2006, we borrowed $1.0 million from the Fund for general corporate purposes. In connection with the loan, and the previous $1,000,000 loan received December 15, 2005, we delivered to the Fund a promissory note bearing interest at 12% annually and due on demand and a mortgage on certain real property we own in Atmore, Alabama where we have an operations center. Under the promissory note we may be required to grant additional security to the Fund.
Our net cash used in investing activities was $2.1 million for the three months ended March 31, 2006, compared to $1.2 million for the same period in the prior year. The increase was attributable to purchasing local access lines from Sprint in 2006.
For the three months ended March 31, 2006, net cash provided by financing activities was $0.7 million as compared to $7.7 million for the same period in 2005. This decrease is primarily the result of money borrowed from the Fund in 2005.
In February 2006, we acquired 102,559 UNE-P local access lines from Sprint for which we previously provided services on a wholesale basis. We acquired the lines pursuant to a definitive agreement dated October 25, 2005. Under the agreement we purchased the lines for $10.3 million, of which we paid $2.6 million at closing. The remaining purchase price will be paid in 15 equal monthly installments.
On February 13, 2006, we entered into a definitive agreement to sell approximately 43,000 local access lines to Access Integrated Networks, Inc., a privately-held telephone company headquartered in Macon, Georgia. The lines represent substantially all of our residential and small business lines within BellSouth territories, including Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. Lines serving multi-unit enterprises were excluded from the sale. We continue to address certain issues associated with this agreement. The total purchase price will depend upon the number of lines in service at the time of closing. In addition, Access Integrated Networks agreed to utilize our voicemail platform for at least one year after the sale.
On March 3, 2006 we initiated a reduction in force which terminated the employment of approximately 118 employees. All post termination wages and salaries have been paid out as of April 7, 2006. In association with the reduction in force we have ceased actively marketing our IP telephony services. Services to our current IP telephony customers will be unaffected.
As of May 10, 2006 we had acquired all of the remaining UNE-P local access lines, for which we previously provided services on a wholesale basis, from Sprint. We purchased the remaining lines for $0.9 million, of which $0.2 million was paid in cash and $0.7 million was deferred. This completes our transaction with Sprint and as a result, we will no longer have any wholesale lines subsequent to second quarter 2006.
DEBT INSTRUMENTS

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
ILEC, IXC AND RELATED DISPUTED CHARGES
Since our existence we have disputed and continue to dispute significant charges from the various ILECs, IXCs, and certain other carriers providing us services. We have a policy of treating all charges that we believe are without merit, but are still being presented on a bill to us as disputes, regardless of the age of the dispute. Our outstanding disputes at March 31, 2006 are summarized in the following table:

Outstanding Disputes
at March 31, 2006
(in millions)
Alternatively billed services	$6.0
Late fees for non-payment of disputed charges	7.2
Billing errors	4.7
All others	2.0

$19.9
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
We believe that we have adequately accrued for our disputes and we believe our maximum exposure for these charges is $19.9 million. However, we do not believe that all of these charges are valid and intend to continue our dispute and non-payment of these charges.
RELATED PARTY TRANSACTIONS
We incurred and paid interest on our related party debt of $0.2 million during the quarter ended March 31, 2005. No related party interest was paid during the quarter ended March 31, 2006. Interest incurred in the amount of $0.1 million on our related party debt for the quarter ended March 31, 2006 was paid in April 2006.
SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
See Footnote 3 “Significant Accounting Policies and Recent Accounting Pronouncements” and Footnote 7 “Stock-Based Compensation.”
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported in accordance with SEC rules and forms. Our management, with the participation of Chief Executive Officer, Horace J. Davis, III and Chief Financial Officer, Edward D. Moise, Jr., has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation as of the end of the period covered by this report, Mr. Davis and Mr. Moise, Jr. have concluded that, as a result of the material weakness discussed below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not sufficiently effective to ensure that the information required to be disclosed by us in our SEC reports was recorded, processed, summarized and reported so as to ensure the quality and timeliness of our public disclosures in compliance with SEC rules and forms. The areas of the internal controls that are deemed by our management to contain material weaknesses surround the failure during the quarter ended March 31, 2006 to retain financial reporting personnel necessary to properly identify, research, review and conclude in a timely fashion, related to certain non-routine or complex accounting issues and related disclosures timely, and the failure during the quarter ended March 31, 2006 to appropriately and accurately document the Company’s processes and procedures over the revenue and accounts receivable cycles, which could affect the reported results for the accounting period.
The certifications attached as Exhibits 31.1 and 31.2 hereto should be read in conjunction with the disclosures set forth herein.
Changes in Internal Control over Financial Reporting
As disclosed in the Company’s 2005 Annual Report on Form 10-K, the Company reported material weaknesses in the Company’s internal controls surrounding the failure during the year ended December 31, 2005 to retain financial reporting personnel necessary to properly identify, research, review and conclude in a timely fashion, related to certain non-routine or complex accounting issues and related disclosures timely, and the failure during the year ended December 31, 2005 to appropriately and accurately document the Company’s processes and procedures over the revenue and accounts receivable cycles, which could affect the reported results for the accounting period.
There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Material Weaknesses
The material weaknesses in our disclosure controls and procedures stated above in “Evaluation of Disclosure Controls and Procedures” require us to make changes in internal controls over financial reporting. As a result, we recently hired additional financial reporting personnel with the requisite skills necessary to properly identify, research, review and conclude related to non-routine or complex accounting issues and related disclosures timely. We will also appropriately and accurately document our processes and procedures related to the revenue and accounts receivable cycles. Our management believes that these changes in review procedures and the addition of financial reporting personnel will ensure that the disclosed material weaknesses in reporting procedures no longer should have a material effect on financial reporting
Part II
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
     A settlement has been reached by the plaintiffs, the issuers and insurers of the issuers. The principal terms of the proposed settlement are (i) a release of all claims against the issuers and their officers and directors, (ii) the assignment by the issuers to the plaintiffs of certain claims the issuers may have against the Underwriters and (iii) an undertaking by the insurers to ensure the plaintiffs receive not less than $1 billion in connection with claims against the Underwriters. Hence, under the terms of the proposed settlement our financial obligations will likely be covered by insurance. To be binding the settlement must be approved by the court. The court has given preliminary, but not final approval of the settlement. A fairness hearing was held April 24, 2006. The court has not yet made its ruling as to fairness.
2.	C.A. No. 04CH07882, Susan Schad, on behalf of herself and all others similarly situated, v. Z-Tel Communications, Inc., In the Circuit Court of Cook County, Illinois, Illinois County Department, Chancery Division, filed May 13, 2004;
     Susan Schad, on behalf of herself and all others similarly situated, filed a putative class action lawsuit against Trinsic Communications, Inc. (formerly known as Z-Tel Communications, Inc.), our wholly-owned subsidiary corporation, on May 13, 2004. The Original Complaint alleged that our subsidiary engaged in a pattern and practice of deceiving consumers into paying amounts in excess of their monthly rates by deceptively labeling certain line-item charges as government-mandated taxes or fees when in fact they were not. The Original Complaint sought to certify a class of plaintiffs consisting of all persons or entities who contracted with Trinsic for telecommunications services and were billed for particular taxes or regulatory fees. The Original Complaint asserted a claim under the Illinois Consumer Fraud and Deceptive Businesses Practices Act and sought unspecified damages, attorneys’ fees and court costs. On June 22, 2004, we filed a notice of removal in the state circuit court action, removing the case to the federal district court for the Northern District of Illinois, Eastern Division, C.A. No. 4 C 4187. On July 26, 2004, Plaintiff filed a motion to remand the case to the state circuit court. On January 12, 2005, the federal court granted the motion and remanded the case to the state court. On October 17, 2005, the state court heard argument on Trinsic’s motion to dismiss the lawsuit and granted that motion, in part with prejudice. The court dismissed with prejudice the claims relating to the “E911 Tax,” the “Utility Users Tax,” and the “Communications Service Tax.” The court found that those tax charges were specifically authorized by state law or local ordinance, and thus cannot be the basis of a Consumer Fraud claim. The court also dismissed (but with leave to replead) the claims relating to the “Interstate Recovery Fee” and the “Federal Regulatory Compliance Fee.” The court determined that plaintiff had failed to allege how she was actually damaged by the allegedly deceptive description of the charges. On November 15, 2005, Plaintiff filed a First Amended Class Action Complaint alleging that Trinsic mislabeled its “Interstate Recovery Fee” and “Federal Cost Recovery Fee” in supposed violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. As with the Original Complaint, the First Amended Class Action Complaint seeks damages, fees, costs, and class certification. Trinsic filed a further Motion to Dismiss which was heard by the Court on April 3, 2006. The Court granted our motion by dismissing Plaintiff’s claims for unfair practices under the Illinois Consumer Fraud and Deceptive Business Practices Act and dismissing in part Plaintiff’s claims for deceptive practice under the Act. The court determined that the Plaintiff did not state sufficient facts indicating that her alleged damages were caused by our alleged deception. The Plaintiff was granted 21 days in which to replead the claims of deception. On April 24, 2006, the Plaintiff filed a Second Amended Class Action Complaint again alleging that Trinsic mislabeled its “Interstate Recovery Fee” and “Federal Cost Recovery Fee” in supposed violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The Second Amended Class Action Complaint seeks damages, fees, costs, and class certification. We believe the plaintiff’s allegations are without merit and intend to defend the lawsuit vigorously, but we cannot predict the outcome of this litigation with any certainty.
3.	Case. No. 0410453, Wilder Corporation of Delaware, Inc. v. Trinsic Communications, Inc., In the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, Division G, filed November 19, 2004
     On November 19, 2004, the landlord of our principal Tampa, Florida facility sued us seeking a declaration of its rights and obligations under the lease and damages for breach of contract. We assert that the landlord has failed to provide certain services in accordance with the lease, including maintenance of air conditioning and emergency electrical generating systems crucial to our operations. We have taken steps necessary to provide this maintenance and have offset the costs of these measures against the rent, which we believe we are entitled to do under the lease. Thus far we have withheld approximately $274,000. We also believe we are entitled to reimbursement from the landlord for approximately $23,000 in costs associated with improvements to the leased space.
4.	Case. No. 0410441, Beneficial Management Corporation of America. v. Trinsic Communications, Inc., In the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, Division F, filed November 19, 2004
     On November 19, 2004, a provider of parking spaces for our Tampa facilities sued us for parking fees in excess of $334,300. Pursuant to our lease we are entitled to a number of free spaces and we are obligated to pay for additional usage of parking spaces. We believe the provider has substantially overstated our use of the spaces. We have a tentative settlement understanding with the plaintiff. We expect to enter into a definitive settlement agreement within weeks. Under the proposed settlement, we expect to pay a total of $150,000, payable in installments over seven months.

ITEM 6. EXHIBITS

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

4.20	Exchange and Purchase Agreement dated July 15, 2005 between Trinsic, Inc. and The 1818 Fund III, L.P. Incorporated by reference to Exhibit A to our Form 8-K filed July 20, 2005.

EXHIBIT
NUMBER	DESCRIPTION
10.1	Employment Agreement of Horace J. “Trey” Davis III, dated August 15, 2005, as amended January 30, 2006. Incorporated by reference to Exhibits A and B of our Form 8-K filed April 20, 2006.

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

10.2.3	2004 Stock Incentive Plan. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed May 8, 2005.

10.3	Employment Agreement of Ronald R. Bailey dated August 15, 2005, as amended January 30, 2006. Incorporated by reference to Exhibits C and D of our Form 8-K filed April 20, 2006.

10.4	Employment Agreement of Michael M. Slauson dated August 15, 2005. Incorporated by reference to Exhibit E of our Form 8-K filed April 20, 2006

10.5
Form of Indemnification Agreement for our executive officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.6	Employment Agreement of Paul T. Kohler dated August 15, 2005. Incorporated by reference to Exhibit F of our Form 8-K filed April 20, 2006.

10.7	Employment Agreement of John K. Lines dated August 15, 2005. Incorporated by reference to Exhibit G of our Form 8-K filed April 20, 2006.

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

10.16
Agreement for Purchase and Sale of Customer Access Lines, dated October 25, 2005, by and among Sprint Communications Company L.P., Sprint Communications Company of Virginia, Inc. and Trinsic, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed march 31, 2006.

10.17	Agreement for Purchase and Sale of Customer Access Lines, dated as of February 10, 2006, between Trinsic Communications, Inc. and Access Integrated Networks, Inc.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 15th day of May  2006.
TRINSIC, INC.

By:	/s/ HORACE J. DAVIS, III

Horace J. Davis, III
Chief Executive Officer

By:	/s/ EDWARD D. MOISE, JR

Edward D. Moise, Jr.
Chief Financial Officer
A signed original of this report has been provided to Trinsic, Inc. and will be retained by the Trinsic, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.