Form 10-Q
period 2006-06-30
Trinsic, Inc.
filed 2006-08-08
CIK 1096509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
Yes ☐           No ☑
The number of shares of the Registrant’s Common Stock outstanding as of August 3, 2006 was approximately 18,464,341.

TRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	(Unaudited)
	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$700	$79
Accounts receivable, net of allowance for doubtful accounts of $25,111 and $20,489	16,160	13,713
Prepaid expenses and other current assets	3,719	4,713

Total current assets	20,579	18,505

Property and equipment, net	16,427	19,931
Intangible assets, net	8,054	—
Other assets	3,159	2,884

Total assets	$48,219	$41,320

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$45,713	$40,248
Deferred revenue	6,717	6,013
Current portion of long-term debt and capital lease obligations	9,040	2,418

Total current liabilities	61,470	48,679

Long-term debt and capital lease obligations	684	1,025

Total liabilities	62,154	49,704

Commitments and contingencies (Notes 6, 8, 11 and 13)

Stockholders’ deficit:
Common stock, $0.01 par value; 150,000,000 shares authorized; 18,762,994 and 17,756,944 shares issued; 18,457,510 and 17,518,573 outstanding	185	175
Unearned stock compensation	(415)	(360)
Additional paid-in capital	417,037	416,127
Accumulated deficit	(430,737)	(424,321)
Treasury stock, 305,484 and 238,371 shares at cost	(5)	(5)

Total stockholders’ deficit	(13,935)	(8,384)

Total liabilities and stockholders’ deficit	$48,219	$41,320

The accompanying notes are an integral part of these consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$43,878	$50,797	$87,734	$107,928

Operating expenses:
Network operations, exclusive of depreciation and amortization shown below	28,158	26,999	52,985	56,833
Sales and marketing	1,065	3,692	2,672	8,911
General and administrative	12,455	19,025	29,165	41,535
Depreciation and amortization	4,193	2,955	7,176	7,134

Total operating expenses	45,871	52,671	91,998	114,413

Operating loss	(1,993)	(1,874)	(4,264)	(6,485)

Nonoperating income (expense):
Interest and other income	1,117	490	2,042	7,293
Interest and other expense	(1,919)	(1,873)	(4,194)	(3,626)

Total nonoperating income (expense)	(802)	(1,383)	(2,152)	3,667

Net loss	$(2,795)	$(3,257)	$(6,416)	$(2,818)

Weighted average shares outstanding	18,451,371	5,533,564	17,994,581	5,526,088

Basic and diluted net loss per share	$(0.15)	$(0.59)	$(0.36)	$(0.51)

The accompanying notes are an integral part of these consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,416)	$(2,818)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,176	7,134
Provision for bad debts	5,370	6,384
Gain on sale of building	97	—
Expense charged for granting of restricted stock	865	93
Change in operating assets and liabilities:
Increase in accounts receivable	(7,817)	(2,513)
Increase in prepaid expenses	(355)	(2,020)
Increase in other assets	(275)	(628)
Increase (decrease) in accounts payable and accrued liabilities	5,465	(5,352)
Increase in deferred revenue	704	244

Total adjustments	11,230	3,342

Net cash provided by operating activities	4,814	524

Cash flows from investing activities:
Purchases of property and equipment	(1,053)	(1,633)
Purchase of customer lists	(1,727)	—

Net cash used in investing activities	(2,780)	(1,633)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(925)	(534)
Proceeds from sale of building	400	—
Principal repayments received on notes receivable issued for stock	—	250
Payments on note payable for customer lists	(1,865)	—
Payoff of asset based loan	—	(12,934)
Proceeds from stand by credit facility	977	13,500

Net cash provided by financing activities	(1,413)	282

Net increase (decrease) in cash and cash equivalents	621	(827)
Cash and cash equivalents, beginning of period	79	1,363

Cash and cash equivalents, end of period	$700	$536

Non-cash investing and financing activities:
Purchase of customer lists	$6,229	$—

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
The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business is dependent upon, among other things, our ability to operate profitably, to generate cash flow from operations and to obtain funding adequate to fund its business.
Our operations are subject to certain risks and uncertainties, particularly related to the evolution of the regulatory environment, which impacts our access to and cost of the network elements that we utilize to provide services to our customers.
We have incurred significant losses since our inception as a result of developing our business, performing ongoing research and development, building and maintaining our network infrastructure and technology, the sale and promotion of our services, and ongoing administrative expenditures. As of June 30, 2006, we had an accumulated deficit of approximately $430.7 million and $0.7 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, our asset based loan, our standby credit facility, a sale-leaseback credit facility, an accounts receivable factoring facility and an initial public offering.
For the six months ended June 30, 2006, net cash provided by operating activities was $4.8 million as compared to $0.5 million for the same period in the prior year.
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
Our net cash used in investing activities was $2.8 million for the six months ended June 30, 2006, compared to $1.6 million for the same period in the prior year. The increase was attributable to purchasing local access lines from Sprint in 2006.
For the six months ended June 30, 2006, net cash provided by financing activities was $1.4 million as compared to $0.3 million for the same period in 2005. This increase in 2006 is primarily the result of the money borrowed from the Fund,, the sale of a building mentioned in Note 6 and the purchase of local access lines from Sprint.
Over the course of the first five months in 2006, we acquired 111,697 UNE-P local access lines from Sprint for which we previously provided services on a wholesale basis. We acquired the lines pursuant to a definitive agreement dated October 25, 2005. Under the agreement we purchased the lines for $11.2 million, $4.9 million of which has been paid as of June 30, 2006. The total purchase price includes $1.3 million that was escrowed during the latter part of 2005. The remaining purchase price will be paid in monthly installments through July 2007. As a result of this transaction with Sprint, we will no longer have any wholesale lines subsequent to second quarter 2006.

On February 13, 2006, we entered into a definitive agreement to sell approximately 43,000 local access lines to Access Integrated Networks, Inc., a privately-held telephone company headquartered in Macon, Georgia. The lines represent substantially all of our residential and small business lines within BellSouth territories, including Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. Lines serving multi-unit enterprises were excluded from the sale. The total purchase price will depend upon the number of lines in service at the time of closing. As of August 1, 2006, we had approximately 29,000 lines in service to be included in this sale. In addition, Access Integrated Networks agreed to utilize our voicemail platform for at least one year after the sale. We expect this sale to close during the third quarter.
On March 3, 2006 we initiated a reduction in force which terminated the employment of approximately 118 employees. All post termination wages and salaries were paid out as of April 7, 2006. In association with the reduction in force we have ceased actively marketing our IP telephony services. Services to our current IP telephony customers will be unaffected.
In June 2006, we sold a building to a related party for cash proceeds of $0.4 million. The proceeds were used to payoff our note payable to Corman Elegre and to make a small principal paydown on our $2 million loan from the Fund mentioned above. We recorded a $0.1 million loss associated with the sale.
Effective July 27, 2006, we finalized a settlement with an ILEC over disputed balances that will reduce our net accounts payable balance by $12.1 million. We paid a total of $3.9 million, $0.5 million of which had been paid as of June 30, 2006. The remainder was paid in July 2006. The settlement, which was contingent upon final payment of the full $3.9 million, will result in a net gain of approximately $8.2 million that will be reflected in our third quarter statement of operations.
2. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and are in the form prescribed by the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. The interim unaudited financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2005, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2006. In the opinion of management, all adjustments considered necessary for a fair statement have been included. Operating results for the quarter and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
RECLASSIFICATION
Certain amounts in the consolidated statements of operations for the three and six months ended June 30, 2005 have been reclassified to conform to the presentation for the three and six months ended June 30, 2006.
3. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
(a) Significant Accounting Policies
Our significant accounting policies are included in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no changes to our significant accounting policies during 2006.
Consistent with our significant accounting policies referenced above, prepaid expenses and other current assets includes restricted certificates of deposits with various maturity dates ranging from December 2006 to April 2007 in the amount of $2.4 million as of each balance sheet date presented.
(b) Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that entities recognize the impact of a tax position in their financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are still assessing the impact the adoption of FIN 48 will have on our financial statements.
In March 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which amends SFAS No. 140. SFAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. We are still assessing the impact that the adoption of SFAS No. 156 will have on our financial position, results of operations and cash flows.
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
We sold approximately $111.0 million of receivables to Thermo, for net proceeds of approximately $69.1 million, during the six months ended June 30, 2006. We have not recorded a servicing asset or liability to date, as our servicing fees under the agreement represent the amount of cash collections in excess of the amounts funded by Thermo. To date, the amount of collections from our servicing activities have approximated the amounts funded by Thermo; therefore, not giving rise to any servicing asset or liability. We recognized costs related to the agreement of approximately $1.8 million and $0.0 million for the three months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006 and 2005, we recognized $3.4 million and $0.0 million, respectively. We were responsible for the continued servicing of the receivables sold.
5. INTANGIBLE ASSETS
Over the course of the first five months in 2006, we acquired 111,697 UNE-P local access lines from Sprint for which we previously provided services on a wholesale basis. We acquired the lines pursuant to a definitive agreement dated October 25, 2005. Under the agreement we purchased the lines for $11.2 million, $4.9 million of which has been paid as of June 30, 2006. The remaining purchase price will be paid in monthly installments through July 2007. The entire purchase price has been recorded as an intangible asset.

	June 30, 2006			December 31, 2005
	Carrying	Accumulated	Net Intangible	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets
Customer related intangible assets:

Customer list from acquisition of Sprint lines	11,170	3,116	8,054	—	—	—

	$11,170	$3,116	$8,054	$—	$—	$—

Aggregate amoritization expense:

For the six months ended June 30, 2006		$3,116
For the six months ended June 30, 2005		$457
Expected amortization expense for the years ending December 31,
2006		$6,903
2007		$1,151

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
See Note 9 – Related Party Transactions for information related to the payoff of the Corman Elegre note payable as well as the small principal paydown on the loan payable to the Fund.
The table below lists our current and long-term debt as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
RELATED PARTIES:

Note payable to Corman Elegre, customer base pledged as collateral, payable in monthly installments, due September 2004, interest rate at 6%	$—	$360

Loan payable to the Fund, secured by a mortgage on real property located in Atmore, AL; due on demand, interest rate at 12%	1,977	1,000

UNRELATED PARTIES:

Tax settlement payable to the State of New York, payable in monthly installments through March 2008, non-interest bearing	1,505	2,050

Purchase price for local access lines due to Sprint, payable in monthly installments through July 2007, non-interest bearing	6,229	—

Capital leases	13	33

	$9,724	$3,443
Less: Current portion	(9,040)	(2,418)

Total long-term debt	$684	$1,025

7. STOCK-BASED COMPENSATION
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revised SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123R requires the grant-date fair value of all stock-based payment awards, including employee stock options, to be recognized as employee compensation expense over the requisite service period. We adopted SFAS 123R on January 1, 2006 and applied the modified prospective transition method. Under this transition method, we did not restate any prior periods and we are recognizing compensation expense for all stock-based payment awards that were outstanding, but not yet vested, as of January 1, 2006.
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
During the six months ended June 30, 2006, our general and administrative expense includes $0.7 million, or $0.04 per share, in compensation expense related to our stock-based payment awards.
As noted above, we previously accounted for our stock options under APB 25. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005, if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation. The fair value of the options granted has been estimated at the various grant dates using the Black-Scholes option-pricing model with the following assumptions:
•	Fair market value based on our closing common stock price on the date the option is granted;

•	Expected option term of 5 years;

•	Volatility based on the historical stock price over a period consistent with the expected term;

•	No expected dividend payments on our common stock.

	For the six months ended	For the six months ended
	June 30,	June 30,
	2005	2005
Net loss attributable to common stockholders, as reported	$(3,257)	$(2,818)
Add: Stock based compensation included in net loss	52	93
Deduct: Total stock based employee compensation determined under the fair value based method for all awards	(637)	(1,279)

Net loss attributable to common stockholders, pro forma	$(3,842)	$(4,004)

Basic and Diluted Net Loss per Common Share
As reported	$(0.59)	$(0.51)
Pro forma	$(0.69)	$(0.72)
8. COMMITMENTS AND CONTINGENCIES
We have disputed billings and access charges from certain inter-exchange carriers (“IXCs”) and incumbent local exchange carriers (“ILECs”). We contend that the invoicing and billings of these access charges are not in accordance with the interconnection, service level, or tariff agreements between us and certain IXCs and ILECs. We have not paid these disputed amounts and management believes that we will prevail in these disputes. At June 30, 2006, the total disputed amounts were approximately $20.5 million. We have accrued for $12.6 million, which represents the access charges that we believe are valid or that may be deemed valid. During the third quarter, our outstanding dispute balance of $20.5 million will be reduced by $17.2 million and our accrual of $12.6 million will be reduced by $11.4 million, per the settlement mentioned below in Footnote 13 – Subsequent Events.
As of June 30, 2006, we have agreements with three long-distance carriers to provide transmission and termination services for all of our long distance traffic. These agreements generally provide for the resale of long distance services on a per-minute basis and contain minimum volume commitments. As a result of not fulfilling all of our volume commitments as outlined in one of these contracts, we agreed to pay an increased per minute charge for minutes until the achievement of certain minimum minute requirements. Once we meet the new agreed upon minimum minutes we will revert to the terms of our original agreement. All other terms of the original agreement continue in full force.
In July 2004, we entered into an agreement with an Operations Support Systems services firm to outsource customer provisioning and other ordering through electronic bonding with the incumbent local exchange carriers. In November 2004, we renegotiated this agreement, resulting in a lowering of our monthly minimum payments for the six month time period beginning on July 1, 2005. In May 2005, we renegotiated this agreement once again, resulting in a minimum annual commitment of approximately $2.8 million for the year ending December 31, 2006. We made payments under the agreement totaling $0.7 million and $0.0 million during the three months ended June 30, 2006 and 2005, respectively. We paid $1.2 million and $0.0 million during the six months ended June 30, 2006 and 2005, respectively.
On April 15, 2005, Trinsic entered into a Wholesale Advantage Services Agreement with Verizon Services Company on behalf of Verizon’s Incumbent Local Exchange Carriers (Verizon ILECs). The Wholesale Advantage Services Agreement will act as a replacement for Trinsic’s existing Interconnection Agreements for the provision of UNE-P services in Verizon service areas. As long as Trinsic meets certain volume commitments, Verizon will continue to provide a UNE-P “like” service at gradually increasing rates for a five year period. The contract contains a take-or-pay clause that is applicable for every month starting in May 2005. The calculation is based on a snapshot of lines we had in service as of March 31, 2005 – the baseline volume. If Trinsic is unable to replace lines generated by normal churn, this take-or-pay clause may become effective and significantly raise our cost in the Verizon footprint. In July 2006, we amended our Wholesale Advantage Services Agreement to exclude the newly acquired Sprint lines from the baseline volume. This significantly lowers our minimum volume commitments with Verizon. In exchange for the decreased minimums, we accepted a rate increase across the Verizon territory. Both the decreased volume commitment and the rate increase were effective as of January 1, 2006. We have recorded approximately $0.6 million for the rate increase as of June 30, 2006.
9. RELATED PARTY TRANSACTIONS
We recorded interest on our related party debt of $0.1 million and $0.8 million during the three months ended June 30, 2006 and 2005, respectively, and we recorded interest of $0.1 million and $1.2 million during the six months ended June 30, 2006 and 2005, respectively.
In June 2006, we sold a building to a related party for cash proceeds of $0.4 million. The proceeds were used to payoff our note payable to Corman Elegre and to make a small principal paydown on our $2 million loan from the Fund mentioned above. We recorded a $0.1 million loss associated with the sale.
10. COMPUTATION OF NET LOSS PER SHARE
Basic net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Incremental shares of common stock equivalents are not included in the calculation of diluted net loss per share as the inclusion of such equivalents would be anti-dilutive.
Net loss per share is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic and diluted net loss per share:

Net loss	$(2,795)	$(3,257)	$(6,416)	$(2,818)

Weighted average shares outstanding:	18,451,371	5,533,564	17,994,581	5,526,088

Basic and diluted net loss per share	$(0.15)	$(0.59)	$(0.36)	$(0.51)

For all periods shown, basic and diluted net loss per share are the same. The following table includes potentially dilutive items that were not included in the computation of diluted net loss per share because to do so would be anti-dilutive:

	Six Months Ended June 30,
	2006	2005
Unexercised stock options	58,757	120,908
Unexercised warrants	48,744	107,878

Total potentially dilutive shares of common stock equivalents	107,501	228,786

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
A settlement has been reached by the plaintiffs, the issuers and insurers of the issuers. The principal terms of the proposed settlement are (i) a release of all claims against the issuers and their officers and directors, (ii) the assignment by the issuers to the plaintiffs of certain claims the issuers may have against the Underwriters and (iii) an undertaking by the insurers to ensure the plaintiffs receive not less than $1 billion in connection with claims against the Underwriters. Hence, under the terms of the proposed settlement our financial obligations will likely be covered by insurance. To be binding the settlement must be approved by the court. The court has given preliminary, but not final approval of the settlement. A fairness hearing was held April 24, 2006. The court has not yet made its ruling as to fairness. There is no assurance that the settlement will be finally approved by the court.
Susan Schad, on behalf of herself and all others similarly situated, filed a putative class action lawsuit against Trinsic Communications, Inc. (formerly known as Z-Tel Communications, Inc.), our wholly-owned subsidiary corporation, on May 13, 2004. The Original Complaint alleged that our subsidiary engaged in a pattern and practice of deceiving consumers into paying amounts in excess of their monthly rates by deceptively labeling certain line-item charges as government-mandated taxes or fees when in fact they were not. The Original Complaint sought to certify a class of plaintiffs consisting of all persons or entities who contracted with Trinsic for telecommunications services and were billed for particular taxes or regulatory fees. The Original Complaint asserted a claim under the Illinois Consumer Fraud and Deceptive Businesses Practices Act and sought unspecified damages, attorneys’ fees and court costs. On June 22, 2004, we filed a notice of removal in the state circuit court action, removing the case to the federal district court for the Northern District of Illinois, Eastern Division, C.A. No. 4 C 4187. On July 26, 2004, Plaintiff filed a motion to remand the case to the state circuit court. On January 12, 2005, the federal court granted the motion and remanded the case to the state court. On October 17, 2005, the state court heard argument on Trinsic’s motion to dismiss the lawsuit and granted that motion, in part with prejudice. The court dismissed with prejudice the claims relating to the “E911 Tax,” the “Utility Users Tax,” and the “Communications Service Tax.” The court found that those tax charges were specifically authorized by state law or local ordinance, and thus cannot be the basis of a Consumer Fraud claim. The court also dismissed (but with leave to replead) the claims relating to the “Interstate Recovery Fee” and the “Federal Regulatory Compliance Fee.” The court determined that plaintiff had failed to allege how she was actually damaged by the allegedly deceptive description of the charges. On November 15, 2005, Plaintiff filed a First Amended Class Action Complaint alleging that Trinsic mislabeled its “Interstate Recovery Fee” and “Federal Cost Recovery Fee” in supposed violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. As with the Original Complaint, the First Amended Class Action Complaint seeks damages, fees, costs, and class certification. Trinsic filed a further Motion to Dismiss which was heard by the Court on April 3, 2006. The Court granted our motion by dismissing Plaintiff’s claims for unfair practices under the Illinois Consumer Fraud and Deceptive Business Practices Act and dismissing in part Plaintiff’s claims for deceptive practice under the Act. The court determined that the Plaintiff did not state sufficient facts indicating that her alleged damages were caused by our alleged deception. The Plaintiff was granted 21 days in which to replead the claims of deception. On April 24, 2006, the Plaintiff filed a Second Amended Class Action Complaint again alleging that Trinsic mislabeled its “Interstate Recovery Fee” and “Federal Cost Recovery Fee” in supposed violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The Second Amended Class Action Complaint seeks damages, fees, costs, and class certification. Trinsic has moved to dismiss this Second Amended Class Action Complaint, and hearing is set on the motion for August 28, 2006. We believe the plaintiff’s allegations are without merit and intend to defend the lawsuit vigorously, but we cannot predict the outcome of this litigation with any certainty.
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
The retail services segment includes our residential and business services that offer bundled local and long-distance telephone services in combination with enhanced communication features accessible, through the telephone, the Internet and certain personal digital assistants. We offer these services in forty-nine states. This segment also includes our Touch 1 residential long-distance offering that is available nation-wide.
The wholesale services segment allows companies to offer telephone exchange and enhanced services to residential and small business customers. Sprint was our only wholesale customer during 2005 and 2006. As discussed in Note 5 above, we have acquired all of the Sprint lines for which we previously provided wholesale services.
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
The following summarizes the financial information concerning our reportable segments for the three and six months ended June 30,

2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Retail Services
Revenues	$43,428	$40,308	$83,479	$84,333
Depreciation and amortization	$1,887	$2,907	$4,000	$7,050
Segment results	$2,577	$(1,912)	$2,136	$(6,170)
Capital expenditures	$670	$401	$1,053	$1,633
Identifiable assets			$43,621	$50,315

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Wholesale Services
Revenues	$450	$10,489	$4,255	$23,595
Depreciation and amortization	$2,306	$48	$3,176	$84
Segment results	$(377)	$2,993	$776	$6,819
Capital expenditures	$—	$—	$—	$—
Identifiable Assets			$4,598	$5,662
The following table reconciles our segment information to the consolidated financial information for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Retail segment	$43,428	$40,308	$83,479	$84,333
Wholesale segment	450	10,489	4,255	23,595

Total consolidated	$43,878	$50,797	$87,734	$107,928

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Segment results:
Retail segment	$2,577	$(1,912)	$2,136	$(6,170)
Wholesale segment	(377)	2,993	776	6,819
Depreciation and amortization	(4,193)	(2,955)	(7,176)	(7,134)

Total consolidated operating loss	$(1,993)	$(1,874)	$(4,264)	$(6,485)

13. SUBSEQUENT EVENTS
Effective July 27, 2006, we finalized a settlement with an ILEC over disputed balances that will reduce our net accounts payable balance by $12.1 million. We paid a total of $3.9 million, $0.5 million of which had been paid as of June 30, 2006. The remainder was paid in July 2006. The settlement, which was contingent upon final payment of the full $3.9 million, will result in a net gain of approximately $8.2 million that will be reflected in our third quarter statement of operations.
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
OVERVIEW
We offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone or the Internet. These features include Personal Voice Assistant (“PVA”), “Find-Me,” “Notify-Me,” caller identification, call waiting and speed dialing. PVA allows users to store contacts in a virtual address book and then access and utilize that information by voice from any telephone. PVA users can also send voice e-mails. We provide advanced, integrated telecommunications services targeted to residential and business customers. We have successfully deployed Cisco soft switches in the Tampa and New York City markets, which allows us to provision VoIP services. In addition to providing our services on a retail basis, we are also providing these services on a wholesale basis. Our wholesale services provide other companies the ability to utilize our telephone exchange services, enhanced services platform, infrastructure and back-office operations to provide services to retail and business customers on a private label basis. For management purposes, we are organized into two reportable operating segments: retail services and wholesale services. As discussed in Note 5 to the consolidated financial statements, during second quarter we completed our acquisition of all of the lines for which we previously provided wholesale services. The nature of our business is rapidly evolving, and we have a limited operating history.
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
Revenues

	For the three months
	ended June 30,		Percentage of Revenues
Total revenues by segment (in millions)	2006	2005	2006	2005
Retail Segment	$43.4	$40.3	99.0%	79.3%
Wholesale segment	0.5	10.5	1.0%	20.7%

Total Revenues	$43.9	$50.8	100.0%	100.0%

	For the six months ended
	June 30,		Percentage of Revenues
Total revenues by segment (in millions)	2006	2005	2006	2005
Retail Segment	$83.5	$84.3	95.1%	78.1%
Wholesale segment	4.3	23.6	4.9%	21.9%

Total Revenues	$87.7	$107.9	100.0%	100.0%

Two significant drivers impact our revenues: number of lines in service and average (monthly) revenue per unit (“ARPU”). The more significant driver impacting our changes in revenue is the number of lines in service. The table below provides a detailed break-down of our lines:

	Average lines in service		Average lines in service
	for the three months ended		for the six months ended
	June 30,		June 30,
Type of Service	2006	2005	2006	2005
Bundled residential services	165,920	164,124	160,079	177,560
Bundled business services	45,227	45,957	46,547	46,705
1+ long distance services	26,695	34,386	27,688	36,151
Wholesale services	6,008	232,640	26,340	255,426
VoIP	3,341	4,366	3,350	3,425

Total lines under management	247,192	481,473	264,002	519,267

	Ending lines in service
	as of
	June 30,
Type of Service	2006	2005
Bundled residential services	158,821	144,609
Bundled business services	44,323	45,023
1+ long distance services	26,131	35,927
Wholesale services	—	212,423
VoIP	3,202	5,218

Total lines under management	232,477	443,200

Average and ending lines in service for 2006 include the lines purchased from Sprint. See Footnote 5 – Intangible Assets.
ARPU provides us with a business measure as to the average monthly revenue generation attributable to each line in service, by business segment. ARPU is calculated by taking total revenues over a period divided by the number of months in the period to calculate the average revenue per month and this total is divided by the average lines in service during the period. We use this measure when analyzing our retail services business, but not when assessing our wholesale services business for the reasons summarized earlier within this section. The following table provides a detail of our ARPU:

	For the three months		For the six months ended
	ended June 30,		June 30,
Average revenue per unit in service	2006	2005	2006	2005
Bundled residential services	$73.33	$69.26	$72.46	$67.11
Bundled business services	$43.48	$34.82	$42.25	$35.68
1+ long distance services	$12.49	$13.57	$12.64	$12.91
Price increases went into effect in the second quarter and the fourth quarter of 2005, causing the ARPU to increase for the three and six months ended June 30, 2006 as compared to the same periods in 2005.
The company expects both its retail and wholesale revenue to decline in 2006. The expected decrease is the result of the anticipated sale of access lines to BellSouth, termination of the company’s wholesale operations, and normal attrition of the remaining customer base. The decrease should be partially offset by the acquisition of access lines from Sprint and the rate changes noted above.
Retail Segment

	For the three months
	ended June 30,		Percentage of Revenues
Retail segment revenues by type (in millions)	2006	2005	2006	2005
Bundled residential services	$36.5	$34.1	84.0%	84.6%
Bundled business services	5.9	4.8	13.6%	11.9%
1+ long-distance services	1.0	1.4	2.4%	3.5%

Total Revenues	$43.4	$40.3	100.0%	100.0%

	For the six months ended
	June 30,		Percentage of Revenues
Retail segment revenues by type (in millions)	2006	2005	2006	2005
Bundled residential services	$69.6	$71.5	83.3%	84.8%
Bundled business services	11.8	10.0	14.1%	11.9%
1+ long-distance services	2.1	2.8	2.6%	3.3%

Total Revenues	$83.5	$84.3	100.0%	100.0%

During the three months ended June 30, 2006, the increases in bundled residential and bundled business revenue as compared to the same period in 2005, were primarily the result of the conversion of Sprint wholesale lines to the retail segment in addition to the price increases mentioned above. The decline in 1+ long distance revenue for these same comparative periods was primarily the result of the decline in 1+ long distance lines.
During the six months ended June 30, 2006, the decreases in bundled residential and 1+ long distance revenue as compared to the six months ended June 30, 2005, were attributable to the decreases in average lines in service during the six month period in 2006 as compared to 2005. Bundled business revenue increased during this same time period due to price increases.
Wholesale Segment

	For the three months
	ended June 30,		Percentage of Revenues
Wholesale segment revenues by type (in millions)	2006	2005	2006	2005
Sprint	$0.5	$10.5	100.0%	100.0%

Total Revenues	$0.5	$10.5	100.0%	100.0%

	For the six months ended
	June 30,		Percentage of Revenues
Wholesale segment revenues by type (in millions)	2006	2005	2006	2005
Sprint	$4.3	$23.6	100.0%	100.0%

Total Revenues	$4.3	$23.6	100.0%	100.0%

Sprint wholesale lines have decreased from 212,423 at June 30, 2005 to zero at June 30, 2006, resulting in a significant decline in wholesale revenue. Given our decision to exit the wholesale services offering, we do not expect to have any wholesale revenue going forward.
Network Operations

Our network operations expense primarily consists of fixed and variable transmission expenses for the leasing of the UNE-P components from ILECs, domestic and international charges from service level agreements with IXCs, and USF and certain other regulatory charges. The following table shows the detail by segment of network operations expense:

	For the three months		Percentage of Segment
	ended June 30,		Revenues
Network operations expense, exclusive of depreciation and amortization expense, by segment (in millions)	2006	2005	2006	2005
Retail Segment	$27.6	$21.4	63.6%	53.1%
Wholesale Segment	0.5	5.6	120.3%	53.3%

Total Network Operations Expense	$28.2	$27.0	64.2%	53.1%

	For the six months ended		Percentage of Segment
	June 30,		Revenues
Network operations expense, exclusive of depreciation and amortization expense, by segment (in millions)	2006	2005	2006	2005
Retail Segment	$50.5	$44.3	60.5%	52.6%
Wholesale Segment	2.5	12.5	59.2%	53.0%

Total Network Operations Expense	$53.0	$56.8	60.4%	52.6%

The following table shows the detail by type of network operations expense:

	For the three months		Percentage of Network
	ended June 30,		Operations
Network operations expense, exclusive of depreciation and amortization, by type (in millions)	2006	2005	2006	2005
Bundled residential services	$23.1	$17.8	82.2%	66.0%
Bundled business services	4.4	3.4	15.5%	12.6%
1+ long distance services	0.1	0.2	0.4%	0.7%
Wholesale services	0.5	5.6	1.9%	20.7%

Total	$28.2	$27.0	100%	100%

	For the six months ended		Percentage of Network
	June 30,		Operations
Network operations expense, exclusive of depreciation and amortization, by type (in millions)	2006	2005	2006	2005
Bundled residential services	$42.0	$36.8	79.2%	64.8%
Bundled business services	8.2	7.0	15.5%	12.3%
1+ long distance services	0.3	0.5	0.5%	0.9%
Wholesale services	2.5	12.5	4.8%	22.0%

Total	$53.0	$56.8	100%	100%

During the three and six months ended June 30, 2006, network operations expense increased as compared to the same periods in 2005 for residential and business services. This is primarily due to increases in ILEC fees. For 1+ long distance services, the increased

ILEC fees were offset by the decrease in lines in service, causing network operations expense to decrease slightly from 2005 to 2006. Network operations expense decreased significantly for wholesale services during 2006 as compared to 2005 as a result of our acquisition of Sprint lines that we previously served on a wholesale basis.
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

	For the three months		For the six months ended
	ended June 30,		June 30,
Average network operations expense per unit	2006	2005	2006	2005
Bundled residential services	$46.41	$36.15	$43.73	$34.54
Bundled business services	$32.43	$24.66	$29.36	$24.98
1+ long distance services	$1.25	$1.94	$1.81	$2.31
During 2006, AEPU increased because of rate increases associated with the FCC’s UNE-P ruling effective March 11, 2005 and our commercial services agreements.
We expect network operations expense to increase in 2006 as we experience rate increases associated with our commercial services agreements with ILECs as well as increases attributable to the acquisition of the local access lines from Sprint.
Retail Segment
The following table provides a detail of network operations expense as a percentage of revenues by the respective revenue types. This table excludes an analysis of the wholesale services business segment because management does not evaluate this measure, given that network expenses related to wholesale services are intended to be zero-margin direct cost pass-through in nature.

	For the three months		For the six months ended
	ended June 30,		June 30,
Network operations expense as a percentage of revenues	2006	2005	2006	2005
Bundled residential services	63.4%	52.2%	60.3%	51.5%
Bundled business services	73.7%	70.8%	69.9%	70.0%
1+ long distance services	11.8%	14.3%	12.8%	17.9%
During the three and six months ended June 30, 2006 as compared to the same periods in the prior year, network operations expense as a percentage of revenues increased for bundled residential and business services. The increase is a direct result of rate increases associated with the FCC’s UNE-P ruling effective March 11, 2005 and our commercial services agreements with Qwest, Verizon, SBC Communications (now AT&T) and BellSouth.
Wholesale Segment
Network operations expense from the wholesale segment decreased significantly for the three and six month periods ended June 30, 2006 as compared to the same periods in 2005. This was the result of the significant decrease in wholesale lines in service during 2006.
Sales and Marketing
The sales and marketing expense primarily consists of telemarketing, direct mail, brand awareness advertising and independent sales representative commissions and salaries and benefits paid to employees engaged in sales and marketing activities. The following table shows the detail by segment of sales and marketing expense:

	For the three months		Percentage of Segment
	ended June 30,		Revenues
Sales & marketing expense by segment (in millions)	2006	2005	2006	2005
Retail Segment	$1.1	$3.7	2.5%	9.2%
Wholesale segment	—	—	0.0%	0.0%

Total Sales & Marketing Expense	$1.1	$3.7	2.4%	7.3%

	For the six months ended		Percentage of Segment
	June 30,		Revenues
Sales & marketing expense by segment (in millions)	2006	2005	2006	2005
Retail Segment	$2.7	$8.9	3.2%	10.6%
Wholesale segment	—	—	0.0%	0.0%

Total Sales & Marketing Expense	$2.7	$8.9	3.0%	8.2%

Retail Segment
During the three and six months of 2006, sales and marketing expense decreased significantly as compared to the same periods in 2005. This was mainly due to a decrease in sales commissions and payroll related expenses. Decreases were also experienced in direct mail expenses and marketing expenses as we have not actively marketed to VoIP or UNE-P customers in 2006.
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
General and Administrative
General and administrative expense primarily consists of employee salaries and benefits, outsourced services, bad debt expense, billing and collection costs, occupancy costs, legal and provisioning costs. The following table shows the detail by segment of general and administrative expense:

	For the three months		Percentage of Segment
	ended June 30,		Revenues
General & administrative expense by segment (in millions)	2006	2005	2006	2005
Retail Segment	$12.2	$17.1	28.0%	42.4%
Wholesale segment	0.3	1.9	63.3%	18.1%

Total General & Administrative Expense	$12.5	$19.0	28.4%	37.4%

	For the six months ended		Percentage of Segment
	June 30,		Revenues
General & administrative expense by segment (in millions)	2006	2005	2006	2005
Retail Segment	$28.2	$37.2	33.8%	44.1%
Wholesale segment	1.0	4.3	22.5%	18.2%

Total General & Administrative Expense	$29.2	$41.5	33.2%	38.5%

The decrease in general and administrative expenses during the three and six months ended June 30, 2006 as compared to the same periods in 2005 is explained by decreases in payroll and payroll related expenses, contract development, travel expenses, billing and collection expenses, hardware and software support expenses, tax and licenses expenses, bad debt expenses, customer provisioning expenses and incorrect dispatch expenses.
We have improved our operating costs and overall operations. Decreases in total lines in service have directly impacted our general and administrative needs, causing a significant reduction in many of the expense items listed above. We anticipate general and administrative expenditures will decrease in total into the future as management continues to rationalize its operating cost structure. We will continue to evaluate our operations for efficiencies and our employee staffing requirements as they relate to increased efficiencies or needs to expand or outsource services.
Retail Segment
General and administrative expense decreased significantly for the three and six months ended June 30, 2006 as compared to those same periods in the prior year. The largest decreases occurred in payroll and payroll related expenses, bad debt expenses, hardware and software support expenses, tax and licenses expenses, travel expenses and incorrect dispatch expenses.
Included in the retail services general and administrative expense are all employee benefits expenses, occupancy, insurance, and other indirect or overhead-related expenses as only direct costs are recorded within our wholesale services business segment.
Wholesale Segment
The decreases in general and administrative expense for the three and six months ended June 30, 2006 as compared to the same periods in 2005 are a direct result of our acquisition of the Sprint wholesale lines. The expense line items that decreased most significantly are payroll and payroll related expenses, contract development, billing expenses and customer provisioning expenses.
Depreciation and Amortization
Depreciation and amortization expense increased for the three and six months ended June 30, 2006 as compared to the prior year periods. The increase was the result of the amortization expense related to our customer list intangible that was created upon the acquisition of the Sprint lines in 2006.
Interest and Other Income
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
The increases in interest and other expense during the three and six months ended June 30, 2006 as compared to the same periods in 2005 were primarily attributable to the discount fees we incurred on our accounts receivable financing agreement, as well as an increase in late fees for vendor payments.
LIQUIDITY AND CAPITAL RESOURCES
Our inability to operate profitably and to consistently generate cash flows from operations and our reliance therefore on external funding either from loans or equity raise substantial doubt about our ability to continue as a going concern.
The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business is dependent upon, among other things, our ability to operate profitably, to generate cash flow from operations and to obtain funding adequate to fund its business.
Our operations are subject to certain risks and uncertainties, particularly related to the evolution of the regulatory environment, which impacts our access to and cost of the network elements that we utilize to provide services to our customers.
We have incurred significant losses since our inception as a result of developing our business, performing ongoing research and development, building and maintaining our network infrastructure and technology, the sale and promotion of our services, and ongoing administrative expenditures. As of June 30, 2006, we had an accumulated deficit of approximately $430.7 million and $0.7 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, our asset based loan, our standby credit facility, a sale-leaseback credit facility, an accounts receivable factoring facility and an initial public offering.
For the six months ended June 30, 2006, net cash provided by operating activities was $4.8 million as compared to $0.5 million for the same period in the prior year.
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
Our net cash used in investing activities was $2.8 million for the six months ended June 30, 2006, compared to $1.6 million for the same period in the prior year. The increase was attributable to purchasing local access lines from Sprint in 2006.
For the six months ended June 30, 2006, net cash provided by financing activities was $1.4 million as compared to $0.3 million for the same period in 2005. This increase in 2006 is primarily the result of the money borrowed from the Fund, the sale of a building mentioned in Note 6 and the purchase of local access lines from Sprint.
Over the course of the first five months in 2006, we acquired 111,697 UNE-P local access lines from Sprint for which we previously provided services on a wholesale basis. We acquired the lines pursuant to a definitive agreement dated October 25, 2005. Under the agreement we purchased the lines for $11.2 million, $4.9 million of which has been paid as of June 30, 2006. The total purchase price includes $1.3 million that was escrowed during the latter part of 2005. The remaining purchase price will be paid in monthly installments through July 2007. As a result of this transaction with Sprint, we will no longer have any wholesale lines subsequent to second quarter 2006.
On February 13, 2006, we entered into a definitive agreement to sell approximately 43,000 local access lines to Access Integrated Networks, Inc., a privately-held telephone company headquartered in Macon, Georgia. The lines represent substantially all of our residential and small business lines within BellSouth territories, including Alabama, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina and Tennessee. Lines serving multi-unit enterprises were excluded from the sale. The total purchase price will depend upon the number of lines in service at the time of closing. As of August 1, 2006, we had approximately 29,000 lines in service to be included in this sale. In addition, Access Integrated Networks agreed to utilize our voicemail platform for at least one year after the sale. We expect this sale to close during the third quarter.
On March 3, 2006 we initiated a reduction in force which terminated the employment of approximately 118 employees. All post termination wages and salaries were paid out as of April 7, 2006. In association with the reduction in force we have ceased actively marketing our IP telephony services. Services to our current IP telephony customers will be unaffected.
In June 2006, we sold a building to a related party for cash proceeds of $0.4 million. The proceeds were used to payoff our note payable to Corman Elegre and to make a small principal paydown on our $2 million loan from the Fund mentioned above. We recorded a $0.1 million loss associated with the sale.
Effective July 27, 2006, we finalized a settlement with an ILEC over disputed balances that will reduce our net accounts payable balance by $12.1 million. We paid a total of $3.9 million, $0.5 million of which had been paid as of June 30, 2006. The remainder was paid in July 2006. The settlement, which was contingent upon final payment of the full $3.9 million, will result in a net gain of approximately $8.2 million that will be reflected in our third quarter statement of operations.
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
ILEC, IXC AND RELATED DISPUTED CHARGES
Since our existence we have disputed and continue to dispute significant charges from the various ILECs, IXCs, and certain other carriers providing us services. We have a policy of treating all charges that we believe are without merit, but are still being presented on a bill to us as disputes, regardless of the age of the dispute. Our outstanding disputes at June 30, 2006 are summarized in the following table:

Outstanding Disputes
at June 30, 2006
(in millions)
Alternatively billed services	$6.0
Late fees for non-payment of disputed charges	7.3
Billing errors	5.2
All others	2.0

$20.5
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
We believe that we have adequately accrued for our disputes and we believe our maximum exposure for these charges is $20.5 million. However, we do not believe that all of these charges are valid and intend to continue our dispute and non-payment of these charges.
Effective July 27, 2006, we finalized a settlement with an ILEC over disputed balances that will reduce our net accounts payable balance by $12.1 million. We paid a total of $3.9 million, $0.5 million of which had been paid as of June 30, 2006. The settlement, which was contingent upon final payment of the full $3.9 million, will result in a net gain of approximately $8.2 million that will be reflected in our third quarter statement of operations. The outstanding dispute balance of $20.5 million shown above will be reduced by $17.2 million in the third quarter as a result of this settlement.
RELATED PARTY TRANSACTIONS
We recorded interest on our related party debt of $0.1 million and $0.8 million during the three months ended June 30, 2006 and 2005, respectively, and we recorded interest of $0.1 million and $1.2 million during the six months ended June 30, 2006 and 2005, respectively.
In June 2006, we sold a building to a related party for cash proceeds of $0.4 million. The proceeds were used to payoff our note payable to Corman Elegre and to make a small principal paydown on our $2 million loan from the Fund mentioned above. We recorded a $0.1 million loss associated with the sale.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported in accordance with SEC rules and forms. Our management, with the participation of Chief Executive Officer, Horace J. Davis, III and Chief Financial Officer, Edward D. Moise, Jr., has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation as of the end of the period covered by this report, Mr. Davis and Mr. Moise, Jr. have concluded that, as a result of the material weakness discussed below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not sufficiently effective to ensure that the information required to be disclosed by us in our SEC reports was recorded, processed, summarized and reported so as to ensure the quality and timeliness of our public disclosures in compliance with SEC rules and forms. The areas of the internal controls that are deemed by our management to contain material weaknesses surround the failure during the six months ended June 30, 2006 to retain financial reporting personnel necessary to properly identify, research, review and conclude in a timely fashion, related to certain non-routine or complex accounting issues and related disclosures timely, and the failure during the six months ended June 30, 2006 to appropriately and accurately document the Company’s processes and procedures over the revenue and accounts receivable cycles, which could affect the reported results for the accounting period.
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
A settlement has been reached by the plaintiffs, the issuers and insurers of the issuers. The principal terms of the proposed settlement are (i) a release of all claims against the issuers and their officers and directors, (ii) the assignment by the issuers to the plaintiffs of certain claims the issuers may have against the Underwriters and (iii) an undertaking by the insurers to ensure the plaintiffs receive not less than $1 billion in connection with claims against the Underwriters. Hence, under the terms of the proposed settlement our financial obligations will likely be covered by insurance. To be binding the settlement must be approved by the court. The court has given preliminary, but not final approval of the settlement. A fairness hearing was held April 24, 2006. The court has not yet made its ruling as to fairness. There is no assurance that the settlement will be finally approved by the court.
2.	C.A. No. 04CH07882, Susan Schad, on behalf of herself and all others similarly situated, v. Z-Tel Communications, Inc., In the Circuit Court of Cook County, Illinois, Illinois County Department, Chancery Division, filed May 13, 2004;
Susan Schad, on behalf of herself and all others similarly situated, filed a putative class action lawsuit against Trinsic Communications, Inc. (formerly known as Z-Tel Communications, Inc.), our wholly-owned subsidiary corporation, on May 13, 2004. The Original Complaint alleged that our subsidiary engaged in a pattern and practice of deceiving consumers into paying amounts in excess of their monthly rates by deceptively labeling certain line-item charges as government-mandated taxes or fees when in fact they were not. The Original Complaint sought to certify a class of plaintiffs consisting of all persons or entities who contracted with Trinsic for telecommunications services and were billed for particular taxes or regulatory fees. The Original Complaint asserted a claim under the Illinois Consumer Fraud and Deceptive Businesses Practices Act and sought unspecified damages, attorneys’ fees and court costs. On June 22, 2004, we filed a notice of removal in the state circuit court action, removing the case to the federal district court for the Northern District of Illinois, Eastern Division, C.A. No. 4 C 4187. On July 26, 2004, Plaintiff filed a motion to remand the case to the state circuit court. On January 12, 2005, the federal court granted the motion and remanded the case to the state court. On October 17, 2005, the state court heard argument on Trinsic’s motion to dismiss the lawsuit and granted that motion, in part with prejudice. The court dismissed with prejudice the claims relating to the “E911 Tax,” the “Utility Users Tax,” and the “Communications Service Tax.” The court found that those tax charges were specifically authorized by state law or local ordinance, and thus cannot be the basis of a Consumer Fraud claim. The court also dismissed (but with leave to replead) the claims relating to the “Interstate Recovery Fee” and the “Federal Regulatory Compliance Fee.” The court determined that plaintiff had failed to allege how she was actually damaged by the allegedly deceptive description of the charges. On November 15, 2005, Plaintiff filed a First Amended Class Action Complaint alleging that Trinsic mislabeled its “Interstate Recovery Fee” and “Federal Cost Recovery Fee” in supposed violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. As with the Original Complaint, the First Amended Class Action Complaint seeks damages, fees, costs, and class certification. Trinsic filed a further Motion to Dismiss which was heard by the Court on April 3, 2006. The Court granted our motion by dismissing Plaintiff’s claims for unfair practices under the Illinois Consumer Fraud and Deceptive Business Practices Act and dismissing in part Plaintiff’s claims for deceptive practice under the Act. The court determined that the Plaintiff did not state sufficient facts indicating that her alleged damages were caused by our alleged deception. The Plaintiff was granted 21 days in which to replead the claims of deception. On April 24, 2006, the Plaintiff filed a Second Amended Class Action Complaint again alleging that Trinsic mislabeled its “Interstate Recovery Fee” and “Federal Cost Recovery Fee” in supposed violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The Second Amended Class Action Complaint seeks damages, fees, costs, and class certification. Trinsic has moved to dismiss this Second Amended Class Action Complaint, and hearing is set on the motion for August 28, 2006. We believe the plaintiff’s allegations are without merit and intend to defend the lawsuit vigorously, but we cannot predict the outcome of this litigation with any certainty.
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
ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Trinsic, Inc. as amended. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 filed April 15, 2005.

3.2	Amended and Restated Bylaws of Trinsic, as amended. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed November 15, 2004.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Trinsic, Inc. Incorporated by reference to Exhibit 3.3 to our Form 8-K filed September 28, 2005.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 filed April 15, 2005.

4.2	See Exhibits 3.1, 3.2 and 3.3. of this report for provisions of the Amended and Restated Certificate of Incorporation, as amended, and our Bylaws, as amended, defining rights of security holders.

4.9	Registration Rights Agreement between and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.11	Certificate of Designation of Series F Junior Participating Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

4.12	Rights Agreement dated as of February 19, 2001 between Z-Tel Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent, as amended July 2, 2001. Incorporated be reference to the correspondingly numbered exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2001

4.13	Amendment No. 1 to Rights Agreement dated as of November 19, 2004 between Z-Tel Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 to our registration statement on form 8-A/A filed on December 6, 2004.

4.14	Amendment No. 2 to Rights Agreement dated as of July 19, 2005, between Trinsic, Inc. and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 to our registration statement on form 8-A/A filed on July 21, 2005.

4.15	Stock and Warrant Purchase Agreement, dated as of July 2, 2001, by and between us, D. Gregory Smith, and others. Incorporated by reference to Exhibit 1 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.20	Exchange and Purchase Agreement dated July 15, 2005 between Trinsic, Inc. and The 1818 Fund III, L.P. Incorporated by reference to Exhibit A to our Form 8-K filed July 20, 2005.

10.1	Employment Agreement of Horace J. “Trey” Davis III, dated August 15, 2005, as amended January 30, 2006. Incorporated by reference to Exhibits A and B of our Form 8-K filed April 20, 2006.

10.2.1	1998 Equity Participation Plan. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

EXHIBIT
NUMBER	DESCRIPTION
10.2.2	2000 Equity Participation Plan, as amended. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 filed April 15, 2005.

10.2.3	2004 Stock Incentive Plan. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed May 8, 2005.

10.3	Employment Agreement of Ronald R. Bailey dated August 15, 2005, as amended January 30, 2006. Incorporated by reference to Exhibits C and D of our Form 8-K filed April 20, 2006.

10.4	Employment Agreement of Michael M. Slauson dated August 15, 2005. Incorporated by reference to Exhibit E of our Form 8-K filed April 20, 2006

10.5	Form of Indemnification Agreement for our executive officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.6	Employment Agreement of Paul T. Kohler dated August 15, 2005. Incorporated by reference to Exhibit F of our Form 8-K filed April 20, 2006.

10.7	Employment Agreement of John K. Lines dated August 15, 2005. Incorporated by reference to Exhibit G of our Form 8-K filed April 20, 2006.

10.11	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. to William F. Corman (First Revocable Trust). Incorporated by reference to the correspondingly numbered exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.14	Receivables Sales Agreement, dated as of March 28, 2005, by and between Trinsic Communications Inc. and Touch 1 Communications s Inc., collectively as Seller and Subservicer, and Thermo Credit, LLC, as Purchaser and Master Servicer. Incorporated by reference to Exhibit 10.1 to our o Form 8-K filed April 5, 2005.

10.15	Promissory Note, dated December 15, 2005, from Trinsic, Inc. to The 1818 Fund III, L.P. Incorporated by reference to Exhibit A to Form 8-K filed December 21, 2005.

10.16	Agreement for Purchase and Sale of Customer Access Lines, dated October 25, 2005, by and among Sprint Communications Company L.P., Sprint Communications Company of Virginia, Inc. and Trinsic, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 31, 2006.

10.17	Agreement for Purchase and Sale of Customer Access Lines, dated as of February 10, 2006, between Trinsic Communications, Inc. and Access Integrated Networks, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 15, 2006.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 8th day of August 2006.
TRINSIC, INC.

By:	/s/ HORACE J. DAVIS, III
Horace J. Davis, III
Chief Executive Officer

By:	/s/ EDWARD D. MOISE, JR
Edward D. Moise, Jr.
Chief Financial Officer
A signed original of this report has been provided to Trinsic, Inc. and will be retained by the Trinsic, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.