Form 10-Q
period 2006-09-30
Trinsic, Inc.
filed 2006-12-21
CIK 1096509

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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
Yes ☐ No ☑
The number of shares of the Registrant’s Common Stock outstanding as of December 18, 2006 was approximately 18,453,983.

TRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	(Unaudited)
	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$435	$79
Accounts receivable, net of allowance for doubtful accounts of $28,271 and $20,489	12,809	13,713
Prepaid expenses and other current assets	1,090	4,713

Total current assets	14,334	18,505

Property and equipment, net	12,056	19,931
Intangible assets, net	4,602	—
Other assets	3,595	2,884

Total assets	$34,587	$41,320

Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$35,203	$40,248
Deferred revenue	5,211	6,013
Current portion of long-term debt and capital lease obligations	9,012	2,418

Total current liabilities	49,426	48,679

Long-term debt and capital lease obligations	430	1,025

Total liabilities	49,856	49,704

Commitments and contingencies (Notes 7, 9 and 12)

Stockholders’ deficit:
Common stock, $0.01 par value; 150,000,000 shares authorized; 18,762,994 and 17,756,944 shares issued; 18,457,496 and 17,518,573 outstanding	185	175
Unearned stock compensation	(297)	(360)
Additional paid-in capital	417,037	416,127
Accumulated deficit	(432,189)	(424,321)
Treasury stock, 305,498 and 238,371 shares at cost	(5)	(5)

Total stockholders’ deficit	(15,269)	(8,384)

Total liabilities and stockholders’ deficit	$34,587	$41,320

The accompanying notes are an integral part of these consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$38,516	$44,030	$126,250	$151,958

Operating expenses:
Network operations, exclusive of depreciation and amortization shown below	23,302	23,864	76,287	80,697
Sales and marketing	916	2,596	3,588	11,508
General and administrative	17,827	17,014	46,991	58,551
Loss on impairment of assets	2,594	—	2,594	—
Depreciation and amortization	5,326	2,398	12,502	9,531

Total operating expenses	49,965	45,872	141,962	160,287

Operating loss	(11,449)	(1,842)	(15,712)	(8,329)

Nonoperating income (expense):
Interest and other income	11,845	806	13,887	8,100
Interest and other expense	(1,849)	(3,514)	(6,043)	(7,140)

Total nonoperating income (expense)	9,996	(2,708)	7,844	960

Net loss	$(1,453)	$(4,550)	$(7,868)	$(7,369)

Weighted average shares outstanding	18,457,497	5,520,137	18,150,582	5,493,993

Basic and diluted net loss per share	$(0.08)	$(0.82)	$(0.43)	$(1.34)

The accompanying notes are an integral part of these consolidated financial statements.

TRINSIC, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(7,868)	$(7,369)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,502	9,531
Provision for bad debts	10,842	9,306
Loss on impairment of assets	2,594	—
Gain on sale of building	97	—
Expense charged for granting of restricted stock	983	157
Change in operating assets and liabilities:
Increase in accounts receivable	(9,938)	(4,423)
Decrease (increase) in prepaid expenses	2,274	(1,555)
Increase in other assets	(711)	(1,686)
Decrease in accounts payable and accrued liabilities	(5,045)	(5,977)
Decrease in deferred revenue	(802)	(66)

Total adjustments	12,796	5,287

Net cash provided by (used in) operating activities	4,928	(2,082)

Cash flows from investing activities:
Purchases of property and equipment	(1,150)	(2,206)
Purchase of customer lists	(1,727)	—

Net cash used in investing activities	(2,877)	(2,206)

Cash flows from financing activities:
Payments on long-term debt and capital lease obligations	(1,149)	(668)
Proceeds from sale of building	400	—
Principal repayments received on notes receivable issued for stock	—	250
Payments on note payable for customer lists	(2,423)	—
Proceeds from note payable	500	—
Proceeds from issuance of preferred stock	—	2,500
Payoff of asset based loan	—	(12,934)
Proceeds from stand by credit facility	977	13,977

Net cash provided by (used in) financing activities	(1,695)	3,125

Net increase (decrease) in cash and cash equivalents	356	(1,163)
Cash and cash equivalents, beginning of period	79	1,363

Cash and cash equivalents, end of period	$435	$200

Non-cash investing and financing activities:
Purchase of customer lists	$5,671	$—

Conversion of stand by credit facility and accrued interest into preferred stock	$—	$21,585

Conversion of preferred stock into common stock	$—	$24,085

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
We have incurred significant losses since our inception as a result of developing our business, performing ongoing research and development, building and maintaining our network infrastructure and technology, the sale and promotion of our services, and ongoing administrative expenditures. As of September 30, 2006, we had an accumulated deficit of approximately $432.2 million and $0.4 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, our asset based loan, our standby credit facility, a sale-leaseback credit facility, an accounts receivable factoring facility and an initial public offering.
For the nine months ended September 30, 2006, net cash provided by operating activities was $4.9 million as compared to $2.1 million used in operating activities for the same period in the prior year.
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
Our net cash used in investing activities was $2.9 million for the nine months ended September 30, 2006, compared to $2.2 million for the same period in the prior year. The increase was attributable to purchasing local access lines from Sprint in 2006, offset by a reduction in our capital expenditures.
For the nine months ended September 30, 2006, net cash used in financing activities was $1.7 million as compared to $3.1 million provided by financing activities for the same period in 2005. This decrease in 2006 is primarily the result of the purchase of local access lines from Sprint in 2006 and the issuance of preferred stock in 2005.
Over the course of the first five months in 2006, we acquired 111,697 UNE-P local access lines from Sprint for which we previously provided services on a wholesale basis. We acquired the lines pursuant to a definitive agreement dated October 25, 2005. Under the agreement we purchased the lines for $11.2 million, $5.5 million of which has been paid as of September 30, 2006. The total purchase price includes $1.3 million that was escrowed during the latter part of 2005. The remaining purchase price will be paid in monthly installments through July 2007.

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
Effective July 27, 2006, we finalized a settlement with an ILEC over disputed balances that reduced our accounts payable balance by $12.1 million. We paid a total of $3.9 million. The settlement resulted in a net gain of approximately $8.2 million that is included in interest and other income in our third quarter statement of operations.
On August 8, 2006 and September 6, 2006, we completed the sale of 13,439 and 13,923 local access lines to Access Integrated Networks, Inc., a privately-held telephone company headquartered in Macon, Georgia. The sale was pursuant to an Agreement for Purchase and Sale of Customer Access Lines that we entered into with Access Integrated Networks, Inc. on February 13, 2006. The sales price for these lines was $2.6 million. In addition, Access loaned to us $0.5 million for which we delivered a one-year, non-interest bearing promissory note.
On October 23, 2006, we entered into a definitive agreement to sell approximately 300 of our VoIP-based lines to CommX Holdings, Inc., a privately-held provider of business-class voice services, headquartered in Tampa, Florida. The lines, located in Tampa, Florida and New York City, represent all of our VoIP-based business. We are also selling portions of our VoIP network. We expect to close the sale within several months pending regulatory approvals. The total purchase price will depend upon the number of lines in service at the time of closing. As a result of this agreement to sell our VoIP-based lines, we expect our VoIP revenues to decline during the fourth quarter of 2006 and to cease sometime during the first half of 2007. As discussed below in Note 5 – Property and Equipment, we recorded an impairment charge of $2.6 million during the third quarter associated with this decision to sell our VoIP-based business.
2. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America for interim financial information and are in the form prescribed by the Securities and Exchange Commission’s (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes for complete financial statements as required by accounting principles generally accepted in the United States of America. The interim unaudited financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2005, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2006. In the opinion of management, all adjustments considered necessary for a fair statement have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
RECLASSIFICATION
Certain amounts in the consolidated statements of operations for the three and nine months ended September 30, 2005 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2006.
3. SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
(a) Significant Accounting Policies
Our significant accounting policies are included in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2005. There have been no changes to our significant accounting policies during 2006.
Consistent with our significant accounting policies referenced above, prepaid expenses and other current assets includes restricted certificates of deposits with various maturity dates ranging from December 2006 to April 2007 in the amount of $0.1 million and $2.4 million as of September 30, 2006 and December 31, 2006, respectively.

(b) Recent Accounting Pronouncements
In September 2006, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We do not anticipate that the adoption of SAB No. 108 will have a material impact on our financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement, which is effective December 31, 2006 for the Company, requires employers to recognize the funded status of defined benefit postretirement plans as an asset or liability on the balance sheet and to recognize changes in that funded status through comprehensive income. SFAS No. 158 also establishes the measurement date of plan assets and obligations as the date of the employer’s fiscal year end, and provides for additional annual disclosures. We do not anticipate that the adoption of SFAS No. 158 will have a material impact on our financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. We are still assessing the impact the adoption of SFAS No. 157 will have on our financial statements.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that entities recognize the impact of a tax position in their financial statements, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are still assessing the impact the adoption of FIN 48 will have on our financial statements.
In June 2006, the FASB issued Emerging Issues Task Force Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-03”), which states that any tax assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer may be shown in the financials on a gross basis (included in revenues and costs) or a net basis (excluded from revenues). If an entity chooses the gross presentation, it must disclose the amount of such taxes for all income statement periods presented. EITF 06-03 is effective for all reporting periods beginning after December 15, 2006, with earlier application permitted. We currently use the net presentation method for such taxes and therefore we do not expect EITF 06-03 to have any impact on our financial statements.
In March 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which amends SFAS No. 140. SFAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. SFAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. We are still assessing the impact that the adoption of SFAS No. 156 will have on our financial position, results of operations and cash flows.
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
4. ACCOUNTS RECEIVABLE FINANCING AGREEMENT
On April 4, 2005, we entered into an accounts receivable financing agreement with Thermo Credit, LLC (“Thermo”). The agreement provided for the sale of up to $22 million of our accounts receivable on a continuous basis to Thermo, subject to selection criteria as defined in the contract.
During October 2005, we signed an amendment to our accounts receivable financing agreement with Thermo. The amendment increases the amount of accounts receivable that we can sell to Thermo from $22 million to $26 million, subject to selection criteria as defined in the original contract. The discount rate also increased from 2.5% to 2.75%. On February 1, 2006, we amended our accounts receivable financing facility once more by increasing the facility to $33 million.
We sold approximately $168.9 million of receivables to Thermo, for net proceeds of approximately $98.3 million, during the nine months ended September 30, 2006. We have not recorded a servicing asset or liability to date, as our servicing fees under the agreement represent the amount of cash collections in excess of the amounts funded by Thermo. To date, the amount of collections from our servicing activities have approximated the amounts funded by Thermo; therefore, not giving rise to any servicing asset or liability. We recognized costs related to the agreement of approximately $1.7 million and $2.3 million for the three months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 and 2005, we recognized $5.3 million and $2.3 million, respectively. We are responsible for the continued servicing of the receivables sold.
5. PROPERTY AND EQUIPMENT
At the respective dates, property and equipment consist of the following:

	Depreciable
	Lives in	September 30,	December 31,
	Years	2006	2005
Switching equipment	5-10	$15,298	$15,563
Computer equipment	5-10	38,560	39,457
Software	3	58,245	58,517
Furniture and office equipment	5-10	8,462	8,860
Leasehold improvements	3-15	6,571	6,430
Land and building	20-30	3,653	4,354
Construction-in-progress		—	153
Vehicles	5	20	20

		130,808	133,354
Less accumulated depreciation and amortization		(118,752)	(113,423)

Property and equipment, net		$12,056	$19,931

As a result of the decision to sell our VoIP-based business and various portions of our VoIP network as discussed in Note 14 – Subsequent Events, management performed an assessment of the value of our VoIP assets, which include computer equipment, software, software development, switching equipment and leasehold improvements. In the third quarter of 2006, it was determined that, based upon the undiscounted future cash flows, the carrying amount of the VoIP assets would not be recoverable.
The carrying value of the VoIP assets exceeded the fair value by $2.6 million, resulting in an impairment charge. We calculated the fair value of the assets to be sold to CommX Holdings, Inc. by using the estimated sales price as stated in the agreement. The fair value of the remaining assets was determined based upon market prices for similar assets advertised for sale.
The $2.6 million impairment charge recorded during the third quarter of 2006 was composed of $1.0 million related to computer equipment, $0.9 million related to software and software development and $0.7 million related to switching equipment. The impairment was recorded in our retail segment.
6. INTANGIBLE ASSETS
Over the course of the first five months in 2006, we acquired 111,697 UNE-P local access lines from Sprint for which we previously provided services on a wholesale basis. We acquired the lines pursuant to a definitive agreement dated October 25, 2005. Under the agreement we purchased the lines for $11.2 million, $5.5 million of which has been paid as of September 30, 2006. The remaining purchase price will be paid in monthly installments through July 2007. The entire purchase price has been recorded as an intangible asset.

	September 30, 2006			December 31, 2005
	Carrying	Accumulated	Net Intangible	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets
Customer related intangible assets:

Customer list from Touch 1 acquisition	$9,145	$9,145	$—	$9,145	$9,145	$—
Customer list from acquisition of Sprint lines	11,170	6,568	4,602	—	—	—

	$20,315	$15,713	$4,602	$9,145	$9,145	$—

Aggregate amortization expense:

For the nine months ended September 30, 2006		$6,568
For the nine months ended September 30, 2005		$457
Expected amortization expense for the years ending December 31,
2006		$3,452
2007		$1,151
7. OTHER DEBT
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
See Note 10 – Related Party Transactions for information related to the payoff of the Corman Elegre note payable as well as the small principal paydown on the loan payable to the Fund.
Concurrent with the sale of local access lines to Access Integrated Networks, Inc. during August 2006, Access Integrated Networks, Inc. loaned Trinsic $0.5 million in exchange for an unsecured, non-interest bearing promissory note. The note is due in August 2007.
The table below lists our current and long-term debt as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
RELATED PARTIES:

Note payable to Corman Elegre, customer base pledged as collateral, payable in monthly installments, due September 2004, interest rate at 6%	$—	$360

Loan payable to the Fund, secured by a mortgage on real property located in Atmore, AL; due on demand, interest rate at 12%	1,977	1,000

UNRELATED PARTIES:

Tax settlement payable to the State of New York, payable in monthly installments through March 2008, non-interest bearing	1,289	2,050

Purchase price for local access lines due to Sprint, payable in monthly installments through July 2007, non-interest bearing	5,671	—

Note payable to Access Integrated Netorks, Inc., due August 2007, non-interest bearing	500	—

Capital leases	5	33

	$9,442	$3,443
Less: Current portion	(9,012)	(2,418)

Total long-term debt	$430	$1,025

8. STOCK-BASED COMPENSATION
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
On January 20, 2006, our board of directors approved the full vesting of all of our unvested, outstanding stock options. All of the stock options were out-of-the-money and we decided to accelerate the vesting in order to avoid future administrative and other costs. As a result of this accelerated vesting, all remaining compensation costs related to our stock options were recorded in the three months ended March 31, 2006.
During the nine months ended September 30, 2006, our general and administrative expense includes $1.0 million, or $0.06 per share, in compensation expense related to our stock-based payment awards.
As noted above, we previously accounted for our stock options under APB 25. The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2005, if we had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation. The fair value of the options granted has been estimated at the various grant dates using the Black-Scholes option-pricing model with the following assumptions:
•	Fair market value based on our closing common stock price on the date the option is granted;

•	Expected option term of 5 years;

•	Volatility based on the historical stock price over a period consistent with the expected term;

•	No expected dividend payments on our common stock.

	For the three months ended	For the nine months ended
	September 30,	September 30,
	2005	2005
Net loss attributable to common stockholders, as reported	$(4,550)	$(7,369)
Add: Stock based compensation included in net loss	64	157
Deduct: Total stock based employee compensation determined under the fair value based method for all awards	(577)	(1,856)

Net loss attributable to common stockholders, pro forma	$(5,063)	$(9,068)

Basic and Diluted Net Loss per Common Share
As reported	$(0.82)	$(1.34)
Pro forma	$(0.92)	$(1.65)
9. COMMITMENTS AND CONTINGENCIES
We have disputed billings and access charges from certain inter-exchange carriers (“IXCs”) and incumbent local exchange carriers (“ILECs”). We contend that the invoicing and billings of these access charges are not in accordance with the interconnection, service level, or tariff agreements between us and certain IXCs and ILECs. We have not paid these disputed amounts and management believes that we will prevail in these disputes. At September 30, 2006 and 2005, the total disputed amounts were approximately $3.6 million and $18.4 million, respectively. As of September 30, 2006 and 2005, we have accrued for $1.2 million and $11.4 million, respectively, which represents the access charges that we believe are valid or that may be deemed valid.
As of September 30, 2006, we have agreements with three long-distance carriers to provide transmission and termination services for all of our long distance traffic. These agreements generally provide for the resale of long distance services on a per-minute basis and contain minimum volume commitments. As a result of not fulfilling all of our volume commitments as outlined in one of these contracts, we agreed to pay an increased per minute charge for minutes until the achievement of certain minimum minute requirements. Once we meet the new agreed upon minimum minutes we will revert to the terms of our original agreement. All other terms of the original agreement continue in full force.
In July 2004, we entered into an agreement with an Operations Support Systems services firm to outsource customer provisioning and other ordering through electronic bonding with the incumbent local exchange carriers. In November 2004, we renegotiated this agreement, resulting in a lowering of our monthly minimum payments for the six month time period beginning on July 1, 2005. In May 2005, we renegotiated this agreement once again, resulting in a minimum annual commitment of approximately $2.8 million for the year ending December 31, 2006. We made payments under the agreement totaling $0.5 million and $0.1 million during the three months ended September 30, 2006 and 2005, respectively. We paid $1.7 million and $0.2 million during the nine months ended September 30, 2006 and 2005, respectively.
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
10. RELATED PARTY TRANSACTIONS
We recorded interest on our related party debt of $0.1 million and $0.5 million during the three months ended September 30, 2006 and 2005, respectively, and we recorded interest of $0.2 million and $1.6 million during the nine months ended September 30, 2006 and 2005, respectively.
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
Net loss per share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic and diluted net loss per share:

Net loss	$(1,453)	$(4,550)	$(7,868)	$(7,369)

Weighted average shares outstanding:	18,457,497	5,520,137	18,150,582	5,493,993

Basic and diluted net loss per share	$(0.08)	$(0.82)	$(0.43)	$(1.34)

For all periods shown, basic and diluted net loss per share are the same. The following table includes potentially dilutive items that were not included in the computation of diluted net loss per share because to do so would be anti-dilutive:

	Nine Months Ended September 30,
	2006	2005
Unexercised stock options	57,389	102,808
Unexercised warrants	48,744	107,878

Total potentially dilutive shares of common stock equivalents	106,133	210,686

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
Susan Schad, on behalf of herself and all others similarly situated, filed a putative class action lawsuit against Trinsic Communications, Inc. (formerly known as Z-Tel Communications, Inc.), our wholly-owned subsidiary corporation, on May 13, 2004. The original complaint alleged that our subsidiary engaged in a pattern and practice of deceiving consumers into paying amounts in excess of their monthly rates by deceptively labeling certain line-item charges as government-mandated taxes or fees when in fact they were not. The original complaint sought to certify a class of plaintiffs consisting of all persons or entities who contracted with Trinsic for telecommunications services and were billed for particular taxes or regulatory fees. The original complaint asserted a claim under the Illinois Consumer Fraud and Deceptive Businesses Practices Act and sought unspecified damages, attorneys’ fees and court costs. On June 22, 2004, we filed a notice of removal in the state circuit court action, removing the case to the Federal District Court for the Northern District of Illinois, Eastern Division, C.A. No. 04 C 4187. On July 26, 2004, the plaintiff filed a motion to remand the case to the state circuit court. On January 12, 2005, the federal court granted the motion and remanded the case to the state court. On October 17, 2005, the state court heard argument on our motion to dismiss the lawsuit and granted that motion, in part with prejudice. The court dismissed with prejudice the claims relating to the “E911 Tax,” the “Utility Users Tax,” and the “Communications Service Tax.” The court found that those tax charges were specifically authorized by state law or local ordinance, and thus cannot be the basis of a Consumer Fraud claim. The court also dismissed (but with leave to replead) the claims relating to the “Interstate Recovery Fee” and the “Federal Regulatory Compliance Fee.” The court determined that the plaintiff had failed to allege how she was actually damaged by the allegedly deceptive description of the charges. On November 15, 2005, the plaintiff filed a First Amended Class Action Complaint alleging that Trinsic mislabeled its “Interstate Recovery Fee” and “Federal Cost Recovery Fee” in supposed violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. As with the original complaint, the First Amended Class Action Complaint seeks damages, fees, costs, and class certification. We filed a further Motion to Dismiss which was heard by the court on April 3, 2006. The court granted our motion by dismissing the plaintiff’s claims for unfair practices under the Illinois Consumer Fraud and Deceptive Business Practices Act and dismissing in part the plaintiff’s claims for deceptive practice under the Act. The court determined that the plaintiff did not state sufficient facts indicating that her alleged damages were caused by our alleged deception. On April 24, 2006, the plaintiff filed a Second Amended Class Action Complaint again alleging that Trinsic mislabeled its “Interstate Recovery Fee” and “Federal Cost Recovery Fee” in supposed violation of the Illinois Consumer Fraud and

Deceptive Business Practices Act. The Second Amended Class Action Complaint seeks damages, fees, costs, and class certification. We moved to dismiss this Second Amended Class Action Complaint, and the Court heard the motion on August 28, 2006. On September 27, 2006, the court issued a ruling allowing the plaintiff’s remaining claims to stand and ordered us to answer the Second Amended Complaint on October 4, 2006. We have filed an answer denying all material allegations. Discovery has recently begun. We believe the plaintiff’s allegations are without merit and intend to defend the lawsuit vigorously, but we cannot predict the outcome of this litigation with any certainty.
On November 19, 2004, the landlord of our principal Tampa, Florida facility sued us seeking a declaration of its rights and obligations under the lease and damages for breach of contract. We assert that the landlord has failed to provide certain services in accordance with the lease, including maintenance of air conditioning and emergency electrical generating systems crucial to our operations. We have taken steps necessary to provide this maintenance and have offset the costs of these measures against the rent, which we believe we are entitled to do under the lease. Thus far we have withheld approximately $0.3 million. We also believe we are entitled to reimbursement from the landlord for costs associated with improvements to the leased space.
On November 19, 2004, a provider of parking spaces for our Tampa facilities sued us for parking fees in excess of $0.3 million. Pursuant to our lease we are entitled to a number of free spaces and we are obligated to pay for additional usage of parking spaces. We have entered into a settlement understanding with the plaintiff. Under the settlement, we agreed to pay a total of $0.2 million, payable in installments over seven months. We made the final payment on November 1, 2006.
On August 11, 2006, Oracle sued us for payment of licensing fees alleging claims for copyright infringement, breach of contract, account stated, open book account, and goods sold and delivered based upon our license. We disagreed with the terms of our usage of the licensed software. We have entered into a settlement agreement with Oracle. Under the agreement we agree to pay $0.3 million over a 10 month period beginning November 15, 2006.
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
The wholesale services segment allows companies to offer telephone exchange and enhanced services to residential and small business customers. Sprint was our only wholesale customer during 2005 and 2006. As discussed in Note 6 above, we have acquired all of the Sprint lines for which we previously provided wholesale services.
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
The following summarizes the financial information concerning our reportable segments for the three and nine months ended September 30, 2006 and 2005:

			As of or for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Retail Services
Revenues	$38,133	$34,045	$121,611	$118,378
Depreciation and amortization	$1,865	$2,374	$5,865	$9,423
Segment results	$(6,251)	$(2,873)	$(4,114)	$(9,045)
Capital expenditures	$97	$573	$1,150	$2,206
Identifiable assets			$29,688	$47,675

			As of or for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Wholesale Services
Revenues	$383	$9,984	$4,639	$33,580
Depreciation and amortization	$3,461	$24	$6,637	$108
Segment results	$128	$3,429	$904	$10,247
Capital expenditures	$—	$—	$—	$—
Identifiable Assets			$4,898	$5,722
The following table reconciles our segment information to the consolidated financial information for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues
Retail segment	$38,133	$34,045	$121,611	$118,378
Wholesale segment	383	9,984	4,639	33,580

Total consolidated	$38,516	$44,029	$126,250	$151,958

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Segment results:
Retail segment	$(6,251)	$(2,873)	$(4,114)	$(9,045)
Wholesale segment	128	3,429	904	10,247
Depreciation and amortization	(5,326)	(2,398)	(12,502)	(9,531)

Total consolidated operating loss	$(11,449)	$(1,842)	$(15,712)	$(8,329)

14. SUBSEQUENT EVENTS
On October 23, 2006, we entered into a definitive agreement to sell approximately 300 of our VoIP-based lines to CommX Holdings, Inc., a privately-held provider of business-class voice services using VoIP, headquartered in Tampa, Florida. The lines, located in Tampa, Florida and New York City, represent all of our VoIP-based business. We are also selling portions of our VoIP network. We expect to close the sale within several months pending regulatory approvals. The total purchase price will depend upon the number of lines in service at the time of closing. As discussed above in Note 5 – Property and Equipment, we recorded an impairment charge of $2.6 million during the third quarter associated with this decision to sell our VoIP-based business.

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
OVERVIEW
We offer local and long distance telephone services in combination with enhanced communication features accessible through the telephone or the Internet. These features include Personal Voice Assistant (“PVA”), “Find-Me,” “Notify-Me,” caller identification, call waiting and speed dialing. PVA allows users to store contacts in a virtual address book and then access and utilize that information by voice from any telephone. PVA users can also send voice e-mails. We provide advanced, integrated telecommunications services targeted to residential and business customers. We have successfully deployed Cisco soft switches in the Tampa and New York City markets, which allows us to provision VoIP services. In addition to providing our services on a retail basis, we are also providing these services on a wholesale basis. Our wholesale services provide other companies the ability to utilize our telephone exchange services, enhanced services platform, infrastructure and back-office operations to provide services to retail and business customers on a private label basis. For management purposes, we are organized into two reportable operating segments: retail services and wholesale services. As discussed in Note 6 to the consolidated financial statements, during second quarter we substantially completed our acquisition of all of the lines for which we previously provided wholesale services. The nature of our business is rapidly evolving, and we have a limited operating history.
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
Revenues

	For the three months
	ended September 30,		Percentage of Revenues
Total revenues by segment (in millions)	2006	2005	2006	2005
Retail Segment	$38.1	$34.0	99.0%	77.3%
Wholesale segment	0.4	10.0	1.0%	22.7%

Total Revenues	$38.5	$44.0	100.0%	100.0%

	For the nine months ended
	September 30,		Percentage of Revenues
Total revenues by segment (in millions)	2006	2005	2006	2005
Retail Segment	$121.6	$118.4	96.3%	77.9%
Wholesale segment	4.6	33.6	3.7%	22.1%

Total Revenues	$126.2	$152.0	100.0%	100.0%

Two significant drivers impact our revenues: number of lines in service and average (monthly) revenue per unit (“ARPU”). The more significant driver impacting our changes in revenue is the number of lines in service. The table below provides a detailed break-down of our lines:

	Average lines in service		Average lines in service
	for the three months ended		for the nine months ended
	September 30,		September 30,
Type of Service	2006	2005	2006	2005
Bundled residential services	134,305	132,436	151,487	154,453
Bundled business services	39,311	44,121	44,135	45,259
1+ long distance services	24,898	34,509	26,758	36,742
Wholesale services	—	192,942	17,560	236,552
VoIP	3,107	5,288	3,269	3,457

Total lines under management	201,620	409,296	243,208	476,463

	Ending lines in service
	as of
	September 30,
Type of Service	2006	2005
Bundled residential services	117,362	120,262
Bundled business services	36,245	43,218
1+ long distance services	24,334	33,090
Wholesale services	—	173,460
VoIP	3,021	5,357

Total lines under management	180,962	375,387

Average and ending lines in service for 2006 include the lines purchased from Sprint. See Note 6 – Intangible Assets.
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

	For the three months		For the nine months ended
	ended September 30,		September 30,
Average revenue per unit in service	2006	2005	2006	2005
Bundled residential services	$79.17	$70.73	$74.45	$71.65
Bundled business services	$44.94	$34.75	$42.80	$36.09
1+ long distance services	$12.05	$12.56	$12.87	$12.40
Price increases went into effect in the fourth quarter of 2005, causing the ARPU to increase for the three and nine months ended September 30, 2006 as compared to the same periods in 2005.
The company expects both its retail and wholesale revenue to decline in 2006. The expected decrease is the result of the sale of access lines to Access Integrated Networks, Inc., termination of the company’s wholesale operations, the agreement to sell all of our VoIP-based lines and normal attrition of the remaining customer base. The decrease should be partially offset by the acquisition of access lines from Sprint and the rate changes noted above.

Retail Segment

	For the three months
Retail segment revenues by type	ended September 30,		Percentage of Revenues
(in millions)	2006	2005	2006	2005
Bundled residential services	$31.9	$28.1	83.7%	82.7%
Bundled business services	5.3	4.6	13.8%	13.5%
1+ long-distance services	0.9	1.3	2.5%	3.8%

Total Revenues	$38.1	$34.0	100.0%	100.0%

	For the nine months ended
Retail segment revenues by type	September 30,		Percentage of Revenues
(in millions)	2006	2005	2006	2005
Bundled residential services	$101.5	$99.6	83.5%	84.1%
Bundled business services	17.0	14.7	14.0%	12.4%
1+ long-distance services	3.1	4.1	2.5%	3.5%

Total Revenues	$121.6	$118.4	100.0%	100.0%

During the three months ended September 30, 2006, the increases in bundled residential and bundled business revenue as compared to the same period in 2005, were primarily the result of the conversion of Sprint wholesale lines to the retail segment in addition to the price increases mentioned above. The decline in 1+ long distance revenue for these same comparative periods was primarily the result of the decline in 1+ long distance lines.
During the nine months ended September 30, 2006, bundled business and bundled residential revenue increased as compared to the same period in 2005 due to the conversion of the Sprint lines as well as price increases, offset slightly by decreases in average lines in service. The decrease in 1+ long distance revenue for these same comparative periods was attributable to the decreases in average lines in service during the nine month period in 2006 as compared to 2005.
Wholesale Segment

	For the three months
Wholesale segment revenues by	ended September 30,		Percentage of Revenues
type (in millions)	2006	2005	2006	2005
Sprint	$0.4	$10.0	100.0%	100.0%

Total Revenues	$0.4	$10.0	100.0%	100.0%

	For the nine months ended
Wholesale segment revenues by	September 30,		Percentage of Revenues
type (in millions)	2006	2005	2006	2005
Sprint	$4.6	$33.6	100.0%	100.0%

Total Revenues	$4.6	$33.6	100.0%	100.0%

Sprint wholesale lines have decreased from 173,460 at September 30, 2005 to zero at September 30, 2006, resulting in a significant decline in wholesale revenue. Given our decision to exit the wholesale services offering, we do not expect to have any significant wholesale revenue going forward.

Network Operations
Our network operations expense primarily consists of fixed and variable transmission expenses for the leasing of the UNE-P components from ILECs, domestic and international charges from service level agreements with IXCs, and USF and certain other regulatory charges. The following table shows the detail by segment of network operations expense:

Network operations expense, exclusive of	For the three months		Percentage of Segment
depreciation and amortization expense, by	ended September 30,		Revenues
segment (in millions)	2006	2005	2006	2005
Retail Segment	$23.1	$18.7	60.5%	55.0%
Wholesale Segment	0.2	5.2	62.9%	52.0%

Total Network Operations Expense	$23.3	$23.9	60.5%	54.3%

Network operations expense, exclusive of	For the nine months ended		Percentage of Segment
depreciation and amortization expense, by	September 30,		Revenues
segment (in millions)	2006	2005	2006	2005
Retail Segment	$73.5	$63.0	60.5%	53.2%
Wholesale Segment	2.8	17.7	59.7%	52.7%

Total Network Operations Expense	$76.3	$80.7	60.4%	53.1%

The following table shows the detail by type of network operations expense:

Network operations expense, exclusive of	For the three months		Percentage of Network
depreciation and amortization, by type (in	ended September 30,		Operations
millions)	2006	2005	2006	2005
Bundled residential services	$19.1	$15.2	82.1%	63.6%
Bundled business services	3.8	3.3	16.2%	13.8%
1+ long distance services	0.2	0.2	0.7%	0.8%
Wholesale services	0.2	5.2	1.0%	21.8%

Total	$23.3	$23.9	100%	100%

Network operations expense, exclusive of	For the nine months ended		Percentage of Network
depreciation and amortization, by type (in	September 30,		Operations
millions)	2006	2005	2006	2005
Bundled residential services	$61.1	$52.1	80.1%	64.6%
Bundled business services	12.0	10.2	15.7%	12.6%
1+ long distance services	0.4	0.7	0.6%	0.9%
Wholesale services	2.8	17.7	3.6%	21.9%

Total	$76.3	$80.7	100%	100%

During the three and nine months ended September 30, 2006, network operations expense increased as compared to the same periods in 2005 for residential and business services. This is primarily due to increases in ILEC fees as well as our acquisition of Sprint lines that we previously served on a wholesale basis. For 1+ long distance services, the increased ILEC fees were offset by the decrease in lines in service, causing network operations expense to decrease from 2005 to 2006. Network operations expense decreased significantly for wholesale services during 2006 as compared to 2005 as a result of our acquisition of Sprint lines.
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

	For the three months		For the nine months ended
	ended September 30,		September 30,
Average network operations expense per unit	2006	2005	2006	2005
Bundled residential services	$47.40	$38.26	$44.81	$37.48
Bundled business services	$32.22	$24.93	$30.21	$25.04
1+ long distance services	$2.68	$1.93	$1.66	$2.12
During 2006, AEPU increased because of rate increases associated with the FCC’s UNE-P ruling effective March 11, 2005 and our commercial services agreements.
We expect network operations expense to increase in 2006 as we experience rate increases associated with our commercial services agreements with ILECs.
Retail Segment
The following table provides a detail of network operations expense as a percentage of revenues by the respective revenue types. This table excludes an analysis of the wholesale services business segment because management does not evaluate this measure, given that network expenses related to wholesale services are intended to be zero-margin direct cost pass-through in nature.

	For the three months		For the nine months ended
Network operations expense as a	ended September 30,		September 30,
percentage of revenues	2006	2005	2006	2005
Bundled residential services	59.9%	54.1%	60.2%	52.3%
Bundled business services	71.6%	71.7%	70.5%	69.4%
1+ long distance services	16.5%	15.4%	14.0%	17.1%
During the three and nine months ended September 30, 2006 as compared to the same periods in the prior year, network operations expense as a percentage of revenues increased for bundled residential and business services. The increase is a direct result of rate increases associated with the FCC’s UNE-P ruling effective March 11, 2005 and our commercial services agreements with Qwest, Verizon, SBC Communications (now AT&T) and BellSouth.
Wholesale Segment
Network operations expense from the wholesale segment decreased significantly for the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005. This was the result of the significant decrease in wholesale lines in service during 2006.
Sales and Marketing
The sales and marketing expense primarily consists of telemarketing, direct mail, brand awareness advertising and independent sales representative commissions and salaries and benefits paid to employees engaged in sales and marketing activities. The following table shows the detail by segment of sales and marketing expense:

	For the three months		Percentage of Segment
	ended September 30,		Revenues
Sales & marketing expense by segment (in millions)	2006	2005	2006	2005
Retail Segment	$0.9	$2.6	2.5%	7.6%
Wholesale segment	—	—	0.0%	0.0%

Total Sales & Marketing Expense	$0.9	$2.6	2.5%	5.9%

	For the nine months ended		Percentage of Segment
	September 30,		Revenues
Sales & marketing expense by segment (in millions)	2006	2005	2006	2005
Retail Segment	$3.6	$11.5	3.0%	9.7%
Wholesale segment	—	—	0.0%	0.0%

Total Sales & Marketing Expense	$3.6	$11.5	2.9%	7.6%

Retail Segment
During the three and nine months of 2006, sales and marketing expense decreased significantly as compared to the same periods in 2005. This was mainly due to a decrease in sales commissions and payroll related expenses. Decreases were also experienced in direct mail expenses and marketing expenses as we have not actively marketed to VoIP or UNE-P customers in 2006.
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
General and Administrative
General and administrative expense primarily consists of employee salaries and benefits, outsourced services, bad debt expense, billing and collection costs, occupancy costs, legal and provisioning costs. The following table shows the detail by segment of general and administrative expense:

	For the three months		Percentage of Segment
General & administrative expense by	ended September 30,		Revenues
segment (in millions)	2006	2005	2006	2005
Retail Segment	$17.8	$15.6	46.7%	45.9%
Wholesale segment	0.0	1.4	0.0%	14.0%

Total General & Administrative Expense	$17.8	$17.0	46.3%	38.6%

	For the nine months ended		Percentage of Segment
General & administrative expense by	September 30,		Revenues
segment (in millions)	2006	2005	2006	2005
Retail Segment	$46.0	$52.9	37.8%	44.7%
Wholesale segment	1.0	5.7	20.8%	17.0%

Total General & Administrative Expense	$47.0	$58.6	37.2%	38.6%

The increase in general and administrative expenses during the three months ended September 30, 2006 as compared to the same period in 2005 is primarily attributable to increases in bad debt expenses, tax and licenses expenses and customer provisioning expenses. Taxes and licenses expense increased due to a one-time assessment we received and the customer provisioning expenses increased as a result of a lump-sum penalty charged to us by a vendor. General and administrative expenses decreased for the nine months ended September 30, 2006 as compared to the same period in 2005 due to decreases in payroll and payroll related expenses, hardware and software support expenses and collection expenses. These decreases were partially offset by increases in customer provisioning expenses and legal fees.
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
Retail Segment
The increases and decreases in general and administrative expenses for the retail segment are explained above.
Included in the retail services general and administrative expense are all employee benefits expenses, occupancy, insurance, and other indirect or overhead-related expenses as only direct costs are recorded within our wholesale services business segment.
Wholesale Segment
The decreases in general and administrative expense for the three and nine months ended September 30, 2006 as compared to the same periods in 2005 are a direct result of our acquisition of the Sprint wholesale lines.
Loss on Impairment of Assets
As a result of the decision to sell our VoIP-based business and various portions of our VoIP network as discussed in Note 14 – Subsequent Events, management performed an assessment of the value of our VoIP assets, which include computer equipment, software, software development, switching equipment and leasehold improvements. In the third quarter of 2006, it was determined that, based upon the undiscounted future cash flows, the carrying amount of the VoIP assets would not be recoverable.
The carrying value of the VoIP assets exceeded the fair value by $2.6 million, resulting in an impairment charge. We calculated the fair value of the assets to be sold to CommX Holdings, Inc. by using the estimated sales price as stated in the agreement. The fair value of the remaining assets was determined based upon market prices for similar assets advertised for sale. The $2.6 million impairment charge was recorded in our retail segment.
Depreciation and Amortization
Depreciation and amortization expense increased for the three and nine months ended September 30, 2006 as compared to the prior year periods. The increase was the result of the amortization expense related to our customer list intangible that was created upon the acquisition of the Sprint lines in 2006.
Interest and Other Income
Interest and other income primarily consists of interest charged to our bundled residential and business customers for not paying their bills on time and income from interest earned on our cash balances.
During the three and nine months ended September 30, 2006, interest and other income includes an $8.2 million gain from a legal settlement and $2.6 million of proceeds from the sale of access lines to Access Integrated Networks, Inc.
During the nine months ended September 30, 2005, interest and other income includes $5.8 million of lawsuit proceeds from a legal settlement.
Interest and Other Expense
Interest and other expense includes late fees for vendor payments, discount fees related to our accounts receivable financing agreement, interest related to the asset based loan with Textron and our standby credit facility, capital leases and our other debt obligations.
The decreases in interest and other expense during the three and nine months ended September 30, 2006 as compared to the same periods in 2005 were primarily attributable to the decrease in the outstanding balance of our loan payable to The 1818 Fund, L.P.

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
We have incurred significant losses since our inception as a result of developing our business, performing ongoing research and development, building and maintaining our network infrastructure and technology, the sale and promotion of our services, and ongoing administrative expenditures. As of September 30, 2006, we had an accumulated deficit of approximately $432.2 million and $0.4 million in cash and cash equivalents. We have funded our expenditures primarily through operating revenues, private securities offerings, our asset based loan, our standby credit facility, a sale-leaseback credit facility, an accounts receivable factoring facility and an initial public offering.
For the nine months ended September 30, 2006, net cash provided by operating activities was $4.9 million as compared to $2.1 million used in operating activities for the same period in the prior year.
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
Our net cash used in investing activities was $2.9 million for the nine months ended September 30, 2006, compared to $2.2 million for the same period in the prior year. The increase was attributable to purchasing local access lines from Sprint in 2006, offset by a reduction in our capital expenditures.
For the nine months ended September 30, 2006, net cash used in financing activities was $1.7 million as compared to $3.1 million provided by financing activities for the same period in 2005. This decrease in 2006 is primarily the result of the purchase of local access lines from Sprint in 2006 and the issuance of preferred stock in 2005.
Over the course of the first five months in 2006, we acquired 111,697 UNE-P local access lines from Sprint for which we previously provided services on a wholesale basis. We acquired the lines pursuant to a definitive agreement dated October 25, 2005. Under the agreement we purchased the lines for $11.2 million, $5.5 million of which has been paid as of September 30, 2006. The total purchase price includes $1.3 million that was escrowed during the latter part of 2005. The remaining purchase price will be paid in monthly installments through July 2007.
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
Effective July 27, 2006, we finalized a settlement with an ILEC over disputed balances that reduced our accounts payable balance by $12.1 million. We paid a total of $3.9 million. The settlement resulted in a net gain of approximately $8.2 million that is included in interest and other income in our third quarter statement of operations.
On August 8, 2006 and September 6, 2006, we completed the sale of 13,439 and 13,923 local access lines to Access Integrated Networks, Inc., a privately-held telephone company headquartered in Macon, Georgia. The sale was pursuant to an Agreement for Purchase and Sale of Customer Access Lines that we entered into with Access Integrated Networks, Inc. on February 13, 2006. The sales price for these lines was $2.6 million. In addition, Access loaned to us $0.5 million for which we delivered a one-year, non-interest bearing promissory note.

On October 23, 2006, we entered into a definitive agreement to sell approximately 300 of our VoIP-based lines to CommX Holdings, Inc., a privately-held provider of business-class voice services, headquartered in Tampa, Florida. The lines, located in Tampa, Florida and New York City, represent all of our VoIP-based business. We are also selling portions of our VoIP network. We expect to close the sale within several months pending regulatory approvals. The total purchase price will depend upon the number of lines in service at the time of closing. As a result of this agreement to sell our VoIP-based lines, we expect our VoIP revenues to decline during the fourth quarter of 2006 and to cease sometime during the first half of 2007. As discussed below in Note 5 – Property and Equipment, we recorded an impairment charge of $2.6 million during the third quarter associated with this decision to sell our VoIP-based business.
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
ILEC, IXC AND RELATED DISPUTED CHARGES
Since our existence we have disputed and continue to dispute significant charges from the various ILECs, IXCs, and certain other carriers providing us services. We have a policy of treating all charges that we believe are without merit, but are still being presented on a bill to us as disputes, regardless of the age of the dispute. Our outstanding disputes at September 30, 2006 and 2005 are summarized in the following table:

	Outstanding Disputes at September 30,
	2006	2005
	(in millions)
Alternatively billed services	$0.1	$6.0
Late fees for non-payment of disputed charges	0.7	5.8
Billing errors	1.6	4.8
All others	1.2	1.8

	$3.6	$18.4
The late fees are accumulating from all of our disputes as we do not pay for disputed items and therefore incur and accumulate late fees for these disputed billings.
We believe that we have adequately accrued for our disputes and we believe our maximum exposure for these charges is $3.6 million. However, we do not believe that all of these charges are valid and intend to continue our dispute and non-payment of these charges.
Effective July 27, 2006, we finalized a settlement with an ILEC over disputed balances that reduced our accounts payable balance by $12.1 million. We paid a total of $3.9 million. The settlement, which was contingent upon final payment of the full $3.9 million, resulted in a net gain of approximately $8.2 million that is reflected in our third quarter statement of operations.
RELATED PARTY TRANSACTIONS
We recorded interest on our related party debt of $0.1 million and $0.5 million during the three months ended September 30, 2006 and 2005, respectively, and we recorded interest of $0.2 million and $1.6 million during the nine months ended September 30, 2006 and 2005, respectively.
In June 2006, we sold a building to a related party for cash proceeds of $0.4 million. The proceeds were used to payoff our note payable to Corman Elegre and to make a small principal paydown on our $2 million loan from the Fund mentioned above. We recorded a $0.1 million loss associated with the sale.

SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS
See Note 3 “Significant Accounting Policies and Recent Accounting Pronouncements” and Note 8 “Stock-Based Compensation.”
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that material information related to us, including our consolidated subsidiaries, is recorded, processed, summarized and reported in accordance with SEC rules and forms. Our management, with the participation of Chief Executive Officer, Horace J. Davis, III and Chief Financial Officer, Donald C. Davis, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on their evaluation as of the end of the period covered by this report, Mr. Davis and Mr. Davis have concluded that, as a result of the material weakness discussed below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not sufficiently effective to ensure that the information required to be disclosed by us in our SEC reports was recorded, processed, summarized and reported so as to ensure the quality and timeliness of our public disclosures in compliance with SEC rules and forms. The areas of the internal controls that are deemed by our management to contain material weaknesses surround the failure during the nine months ended September 30, 2006 to retain financial reporting personnel necessary to properly identify, research, review and conclude in a timely fashion, related to certain non-routine or complex accounting issues and related disclosures timely, and the failure during the nine months ended September 30, 2006 to appropriately and accurately document the Company’s processes and procedures over the revenue and accounts receivable cycles, which could affect the reported results for the accounting period.
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
During the third quarter of 2006, the existing chief financial officer resigned to pursue other matters and was replaced. Despite the change in responsibility over our financial reporting that occurred during our most recent fiscal quarter we do not believe that the change has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation of Material Weaknesses
The material weaknesses in our disclosure controls and procedures stated above in “Evaluation of Disclosure Controls and Procedures” require us to make changes in internal controls over financial reporting. As a result, we continue to build within departmental personnel the requisite skills necessary to properly identify, research, review and conclude related to non-routine or complex accounting issues and related disclosures timely. We also have initiated a structured process to appropriately and accurately document our processes and procedures related to the revenue and accounts receivable cycles. Our management believes that these changes in review procedures and the continued building of necessary skill sets within financial reporting personnel will ensure that the disclosed material weaknesses in reporting procedures no longer should have a material effect on financial reporting

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
A settlement has been reached by the plaintiffs, the issuers and insurers of the issuers. The principal terms of the proposed settlement are (i) a release of all claims against the issuers and their officers and directors, (ii) the assignment by the issuers to the plaintiffs of certain claims the issuers may have against the Underwriters and (iii) an undertaking by the insurers to ensure the plaintiffs receive not less than $1 billion in connection with claims against the Underwriters. Hence, under the terms of the proposed settlement our financial obligations will likely be covered by insurance. To be binding the settlement must be approved by the court. There is no assurance that the settlement will be finally approved by the court. On December 5, 2006 the U.S. Court of Appeals, Second Circuit, vacated the District Court’s order granting class certification in each of six focus cases and remanded for further proceedings. The District Court has stayed all proceedings pending a decision from the Second Circuit as to whether it will hear further arguments on class certification.
2.	C.A. No. 04CH07882, Susan Schad, on behalf of herself and all others similarly situated, v. Z-Tel Communications, Inc., in the Circuit Court of Cook County, Illinois, Illinois County Department, Chancery Division, filed May 13, 2004
Susan Schad, on behalf of herself and all others similarly situated, filed a putative class action lawsuit against Trinsic Communications, Inc. (formerly known as Z-Tel Communications, Inc.), our wholly-owned subsidiary corporation, on May 13, 2004. The original complaint alleged that our subsidiary engaged in a pattern and practice of deceiving consumers into paying amounts in excess of their monthly rates by deceptively labeling certain line-item charges as government-mandated taxes or fees when in fact they were not. The original complaint sought to certify a class of plaintiffs consisting of all persons or entities who contracted with Trinsic for telecommunications services and were billed for particular taxes or regulatory fees. The original complaint asserted a claim under the Illinois Consumer Fraud and Deceptive Businesses Practices Act and sought unspecified damages, attorneys’ fees and court costs. On June 22, 2004, we filed a notice of removal in the state circuit court action, removing the case to the Federal District Court for the Northern District of Illinois, Eastern Division, C.A. No. 04 C 4187. On July 26, 2004, the plaintiff filed a motion to remand the case to the state circuit court. On January 12, 2005, the federal court granted the motion and remanded the case to the state court. On October 17, 2005, the state court heard argument on our motion to dismiss the lawsuit and granted that motion, in part with prejudice. The court dismissed with prejudice the claims relating to the “E911 Tax,” the “Utility Users Tax,” and the “Communications Service Tax.” The court found that those tax charges were specifically authorized by state law or local ordinance, and thus cannot be the basis of a Consumer Fraud claim. The court also dismissed (but with leave to replead) the claims relating to the “Interstate Recovery Fee” and the “Federal Regulatory Compliance Fee.” The court determined that the plaintiff had failed to allege how she was actually damaged by the allegedly deceptive description of the charges. On November 15, 2005, the plaintiff filed a First Amended Class Action Complaint alleging that Trinsic mislabeled its “Interstate Recovery Fee” and “Federal Cost Recovery Fee” in supposed violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. As with the original complaint, the First Amended Class Action Complaint seeks damages, fees, costs, and class certification. We filed a further Motion to Dismiss which was heard by the court on April 3, 2006. The court granted our motion by dismissing the plaintiff’s claims for unfair practices under the Illinois Consumer Fraud and Deceptive Business Practices Act and dismissing in part the plaintiff’s claims for deceptive practice under the Act. The court determined that the plaintiff did not state sufficient facts indicating that her alleged damages were caused by our alleged deception. On April 24, 2006, the plaintiff filed a Second Amended Class Action Complaint again alleging that Trinsic mislabeled its “Interstate Recovery Fee” and “Federal Cost Recovery Fee” in supposed violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. The Second Amended Class Action Complaint seeks damages, fees, costs, and class certification. We moved to dismiss this Second Amended Class Action Complaint, and the Court heard the motion on August 28, 2006. On September 27, 2006, the court issued a ruling allowing the plaintiff’s remaining claims to stand and ordered us to answer the Second Amended Complaint on October 4, 2006. We have filed an answer denying all material allegations. Discovery has recently begun. We believe the plaintiff’s allegations are without merit and intend to defend the lawsuit vigorously, but we cannot predict the outcome of this litigation with any certainty.

3.	Case. No. 0410453, Wilder Corporation of Delaware, Inc. v. Trinsic Communications, Inc., In the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, Division G, filed November 19, 2004
On November 19, 2004, the landlord of our principal Tampa, Florida facility sued us seeking a declaration of its rights and obligations under the lease and damages for breach of contract. We assert that the landlord has failed to provide certain services in accordance with the lease, including maintenance of air conditioning and emergency electrical generating systems crucial to our operations. We have taken steps necessary to provide this maintenance and have offset the costs of these measures against the rent, which we believe we are entitled to do under the lease. Thus far we have withheld approximately $0.3 million. We also believe we are entitled to reimbursement from the landlord for costs associated with improvements to the leased space.
4.	Case. No. 0410441, Beneficial Management Corporation of America. v. Trinsic Communications, Inc., In the Circuit Court of the Thirteenth Judicial Circuit in and for Hillsborough County, Florida, Civil Division, Division F, filed November 19, 2004
On November 19, 2004, a provider of parking spaces for our Tampa facilities sued us for parking fees in excess of $0.3 million. Pursuant to our lease we are entitled to a number of free spaces and we are obligated to pay for additional usage of parking spaces. We have entered into a settlement understanding with the plaintiff. Under the settlement, we agreed to pay a total of $0.2 million, payable in installments over seven months. We made the final payment on November 1, 2006.
5.	Case. No. 3:06-CV-4858-EDL Oracle USA, Inc. and Oracle International Corporation v. Trinsic Communications, Inc. In the United States District Court for the Northern District of California, filed August 11, 2006.
On August 11, 2006, Oracle sued us for payment of licensing fees alleging claims for copyright infringement, breach of contract, account stated, open book account, and goods sold and delivered based upon our license. We disagreed with the terms of our usage of the licensed software. We have entered into a tentative settlement agreement with Oracle. Under the tentative agreement we agree to pay $0.3 million over a 10 month period beginning in December 2006.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Annual Meeting of Shareholders held on September 28, 2006, the following proposal was adopted by the margins indicated:
1.	To elect the following individuals to the Board of Directors to hold office until their successors are elected and qualified:

	Number of Shares
Nominee	For	Withheld
Lawrence C. Tucker	14,592,428	—
Roy Neel	14,592,428	—
The terms of office of the following other directors continued after the meeting:
Andrew C. Cowen
Raymond L. Golden
W. Andrew Krusen
Richard F. LaRoche, Jr.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
3.1	Amended and Restated Certificate of Incorporation of Trinsic, Inc. as amended. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 filed April 15, 2005.

3.2	Amended and Restated Bylaws of Trinsic, as amended. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed November 15, 2004.

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Trinsic, Inc. Incorporated by reference to Exhibit 3.3 to our Form 8-K filed September 28, 2005.

4.1	Form of Common Stock Certificate. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 filed April 15, 2005.

4.2	See Exhibits 3.1, 3.2 and 3.3. of this report for provisions of the Amended and Restated Certificate of Incorporation, as amended, and our Bylaws, as amended, defining rights of security holders.

4.9	Registration Rights Agreement between and among us and The 1818 Fund III, L.P. Incorporated by reference to the correspondingly numbered exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

4.11	Certificate of Designation of Series F Junior Participating Preferred Stock. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

4.12	Rights Agreement dated as of February 19, 2001 between Z-Tel Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent, as amended July 2, 2001. Incorporated be reference to the correspondingly numbered exhibit to our quarterly report on Form 10-Q for the quarter ended June 30, 2001.

4.13	Amendment No. 1 to Rights Agreement dated as of November 19, 2004 between Z-Tel Technologies, Inc. and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 to our registration statement on form 8-A/A filed on December 6, 2004.

4.14	Amendment No. 2 to Rights Agreement dated as of July 19, 2005, between Trinsic, Inc. and American Stock Transfer & Trust Company, as Rights Agent. Incorporated by reference to Exhibit 4.1 to our registration statement on form 8-A/A filed on July 21, 2005.

4.15	Stock and Warrant Purchase Agreement, dated as of July 2, 2001, by and between us, D. Gregory Smith, and others. Incorporated by reference to Exhibit 1 to Amendment No. 1 of the Schedule 13D filed July 12, 2001 with respect to our common stock by, among other persons, The 1818 Fund III, L.P.

4.20	Exchange and Purchase Agreement dated July 15, 2005 between Trinsic, Inc. and The 1818 Fund III, L.P. Incorporated by reference to Exhibit A to our Form 8-K filed July 20, 2005.

10.1	Employment Agreement of Horace J. “Trey” Davis III, dated August 15, 2005, as amended January 30, 2006. Incorporated by reference to Exhibits A and B of our Form 8-K filed April 20, 2006.

EXHIBIT
NUMBER	DESCRIPTION
10.2.1	1998 Equity Participation Plan. Incorporated by reference to the correspondingly numbered exhibit to our Registration Statement on Form S-1 (File No. 333-89063), originally filed October 14, 1999, as amended and as effective December 14, 1999.

10.2.2	2000 Equity Participation Plan, as amended. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2004 filed April 15, 2005.

10.2.3	2004 Stock Incentive Plan. Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8 filed May 8, 2005.

10.3	Employment Agreement of Donald C. Davis dated August 15, 2005, as amended June 1, 2006 and October 10, 2006.

10.4	Employment Agreement of Michael M. Slauson dated August 15, 2005. Incorporated by reference to Exhibit E of our Form 8-K filed April 20, 2006

10.5	Form of Indemnification Agreement for our executive officers and directors. Incorporated by reference to the correspondingly numbered exhibit to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.6	Employment Agreement of Paul T. Kohler dated August 15, 2005. Incorporated by reference to Exhibit F of our Form 8-K filed April 20, 2006.

10.11	Promissory Note, dated September 10, 1999, from Touch 1 Communications, Inc. to William F. Corman (First Revocable Trust). Incorporated by reference to the correspondingly numbered exhibits to our Annual Report on Form 10-K for the year ended December 31, 2000, filed on March 30, 2001.

10.14	Receivables Sales Agreement, dated as of March 28, 2005, by and between Trinsic Communications Inc. and Touch 1 Communications s Inc., collectively as Seller and Subservicer, and Thermo Credit, LLC, as Purchaser and Master Servicer. Incorporated by reference to Exhibit 10.1 to our o Form 8-K filed April 5, 2005.

10.15	Promissory Note, dated December 15, 2005, from Trinsic, Inc. to The 1818 Fund III, L.P. Incorporated by reference to Exhibit A to Form 8-K filed December 21, 2005.

10.16	Agreement for Purchase and Sale of Customer Access Lines, dated October 25, 2005, by and among Sprint Communications Company L.P., Sprint Communications Company of Virginia, Inc. and Trinsic, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-K filed March 31, 2006.

10.17	Agreement for Purchase and Sale of Customer Access Lines, dated as of February 10, 2006, between Trinsic Communications, Inc. and Access Integrated Networks, Inc. Incorporated by reference to the correspondingly numbered exhibit to our Form 10-Q filed May 15, 2006.

10.18	Promissory Note, dated August 8, 2006, from Trinsic Communications, Inc. to Access Integrated Networks, Inc. Incorporated by reference to Exhibit 99.1 to Form 8-K filed August 16, 2006.

10.19	Agreement for Purchase and Sale of Assets, dated October 23, 2006, between Trinsic Communications, Inc. and CommX Holdings, Inc.

31.1	Certification of the Chief Executive Officer

31.2	Certification of the Chief Financial Officer

32.1	Written Statement of the Chief Executive Officer Pursuant to 18 U.S.C.ss.1350

32.2	Written Statement of the Chief Financial Officer Pursuant to 18 U.S.C.ss.1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 21st day of December 2006.
TRINSIC, INC.

By:	/s/ HORACE J. DAVIS, III
Horace J. Davis, III
Chief Executive Officer

By:	/s/ DONALD C. DAVIS
Donald C. Davis
Chief Financial Officer
A signed original of this report has been provided to Trinsic, Inc. and will be retained by the Trinsic, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.